Form 10-Q
period 1995-03-31
KEANE INC
filed 1995-05-11
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED MARCH 31, 1995 COMMISSION FILE NUMBER 1-7516

                                  KEANE, INC.
            (Exact name of registrant as specified in its charter)


   MASSACHUSETTS                                 04-2437166
   (State or other jurisdictions of              (I.R.S. Employer Identification
   incorporation or organization)                Number)

   Ten City Square, Boston, Massachusetts        02129
   (Address of principal executive offices)      (Zip Code)

   Registrant's telephone number, including      (617) 241-9200
   area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X   No _____
    -----

As of March 31, 1995, the number of issued and outstanding shares of Common Stock (excluding 303,313 shares held in treasury) and Class B Common Stock are 15,725,472 and 288,553 shares, respectively.

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS

Part I - Financial Information

Consolidated Statements of Income for the
three months ended March 31, 1995 and 1994 (unaudited)........................ 3

Consolidated Balance Sheets as of
March 31, 1995 and December 31, 1994 (unaudited).............................. 4

Consolidated Statements of Cash Flows for the
three months ended March 31, 1995 and 1994 (unaudited)........................ 5

Notes to Unaudited Financial Statements....................................... 6

Management's Discussion and Analysis of Financial Condition and Results
of Operations................................................................. 8

Part II. -  Other Information................................................. 9

Signature Page............................................................... 10

Keane, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                                        (In thousand except per share amounts)
                                                             Three Months Ended March 31,

                                                                  1995           1994
            Total revenues                                     $90,452       $86,165

            Salaries, wages and other direct costs              58,963        55,884
            Selling, general and administrative expenses        19,668        19,709
            Amortization of goodwill and other intangible        2,949         2,780
            assets

                 Operating income                                8,872         7,792

            Investment income                                      366            33
            Interest expense                                       164           480
            Other expenses, net                                     37           132

                 Income before income taxes                      9,037         7,213

            Provision for income taxes                           3,886         3,246

                 Net income                                    $ 5,151       $ 3,967

                 (1) Net income per share                         $.32          $.29

                 (1) Weighted average shares outstanding        16,283        13,787

(1) Net income per share and weighted average share outstanding reflect the 3 for 2 stock split in the form of a dividend which was distributed on September 7, 1994 to shareholders of record as of August 12, 1994. The 1995 share figure reflects the sales of 2.3 million of additional shares as part of a secondary stock offering completed in November, 1994.

           The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                      (In thousands)
                                            March 31, 1995   December 31, 1994

Assets
Current:
       Cash and cash equivalents                    $29,079            $26,288
       Accounts receivable, net
             Trade                                   71,398             69,046
             Other                                      876                994
       Prepaid expenses and other
        current assets                                4,679              3,975
             Total current assets                   106,032            100,303
       Property and equipment, net                   10,955             11,600
       Intangible assets, net (Note 3)               63,062             65,600
       Other assets, net                              1,611              1,499
                                                    181,660            179,002
Liabilities
Current:
       Accounts payable                               2,127              3,490
       Accrued compensation                           2,433              6,852
       Accrued expenses and other
        liabilities                                   8,877              9,250
       Notes payable                                  4,459              4,400
       Income taxes payable                           3,585                  0
       Current capital lease obligations                423                435
             Total current liabilities               21,904             24,427
       Notes payable                                  7,055              6,941
       Deferred federal and state income
        taxes                                         2,044              2,705
       Long-term portion of capital lease
        obligations                                     452                542

Stockholders' Equity:
       Preferred Stock                                   --                 --
       Common Stock                                   1,603              1,599
       Class B Common Stock                              29                 29
       Additional paid-in capital                    90,682             90,019
       Foreign currency translation                    (74)               (74)
       Retained earnings                             60,377             55,226
       Less treasury stock                          (2,412)            (2,412)
           Total stockholders' equity               150,205            144,387
                                                   $181,660           $179,002

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                  (In thousands)
                                           Three Months ended March 31,
Cash flows from operating activities:               1995            1994
     Net income                                   $5,151          $3,967
     Adjustments to reconcile net  income
     to net cash used by
          operating activities
     Depreciation and amortization                 4,234           3,815
     Accrued interest on long term debt              164              50
     Deferred income taxes                          (652)           (128)
     Provision for doubtful accounts                (200)           (242)
     Loss on disposal of fixed assets                 42              --

Changes in operating assets and
 liabilities, net of acquisitions:
     (Increase) in accounts receivable            (2,034)        (15,942)
     (Increase) in prepaid expenses and
      other current assets                          (916)           (236)
     Increase (decrease) in accounts              (2,571)         (4,801)
      payable and accrued expenses
          and other current liabilities
           and deferred taxes
     Net cash provided by [used for]
      operating activities                         3,218         (13,517)

Cash flows from investing activities:
     Sale of short-term investments                   --           4,868
     Purchase of property and
      equipment, net                                (729)           (647)
     Proceeds from sales of assets                    48               4
     Payment for acquisition, net of
      cash as acquired                              (320)        (42,003)
     Purchase of other assets                         --            (933)
     Net cash used for investing
      activities                                  (1,001)        (38,711)

Cash flow from financing activities:
     Borrowing under notes payable and
      long-term debt, net                             --          62,002
     Payments under long-term debt and
      capital lease obligations                      (92)        (25,024)
     Proceeds from issuance of common
      stock                                          666             467
     Net cash provided by financing
      activities                                     574          37,445

Net increase (decrease) in cash and
 cash equivalents                                  2,791         (14,783)
Cash and cash equivalents, beginning of
 period                                           26,288          19,244
Cash and cash equivalents, end of period         $29,079          $4,461

The accompanying notes are an integral part of the consolidated financial statement.

Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements



Note 1. The accompanying Unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the 1994 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts.

          In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

          On July 28, 1994, the Company declared a 3 for 2 stock split in the form of a dividend that was distributed on September 7, 1994 to shareholders of record as of August 12, 1994. All Common shares and per share amounts included in these financial statements are given retroactive effect to the extent required for this stock split. The 1995 share figures reflects the sale of 2.3 million of additional shares as part of a secondary stock offering completed in November, 1994.

Note 2. Computation of Earnings Per Share for quarters ending March 31, 1995 and 1994.

                                                               1995     1994
          Primary
          Average shares outstanding
                Common                                       15,710   13,145
                Class B Common                                  289      291
          Net effect of diluative options-based on the
          treasury
                stock method using average market price.
                Common Stock                                    284      351
                     Total                                   16,283   13,787
          Net income                                         $5,151   $3,967
                Per share amount                               $.32     $.29


Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements

                                                                 1995      1994

          Fully Diluted
          Average Share outstanding
                Common                                         15,710    13,145
                Class B Common                                    289       291
          Net effect of dilutive stock options-based on the
          treasury stock method using higher of average
          market price or period ending price.
                Common stock                                      299       367
                     Total                                     16,298    13,803
          Net income                                           $5,151    $3,967
          Per share amount                                       $.32      $.29

Note 3.   Intangible assets consist of the following:         3/31/95  12/31/95
                Goodwill                                      $19,302   $19,302
                Noncompetition agreements                      22,135    21,985
                Customer-based intangibles                     37,634    37,464
                Software                                        5,169     5,169
                Other                                             294       294
                                                                  ---       ---
                                                               84,534    84,214
                Less accumulated amortization                  21,472    18,614
                                                               ------    ------
                                                              $63,062   $65,600

Note 4. During the first quarter of 1995, there has been no material changes in the contingencies described in Footnote L, Commitments and Contingencies, of the Company's 1994 Annual Report.

Keane, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Revenues were $90,452 for the First Quarter of 1995, an increase of 5.0% from the same period last year.

Salaries, wages and other direct costs for the First Quarter were $58,963 an increase of 0.3%, as a percentage of revenue, over the same period last year. Keane, as well as many other companies, continues to experience client pressure to deliver high quality service and to reduce costs. Keane responds to these customer demands by among other things, providing volume discounts, reducing project cycle time, and partnering with our clients in providing cost effective solutions for their information system needs.

Selling, general and administrative (SG&A) costs for the First Quarter were $19,668 a decrease of 1.2%, as a percentage of revenue, over the same period last year. This decrease is primarily due to costs incurred during the First Quarter last year in the assimilation of AGS Computers, Inc. into Keane that were not incurred during the First Quarter of 1995.

Amortization of goodwill and other intangible assets for the First Quarter was $2,949 an increase of $169 over the same period last year.

The Company's interest expense for the First Quarter was $164 a decrease of $316 over the same period last year. This decrease was primarily attributable to the repayment of all outstanding bank debt in November, 1994 as a result of a secondary stock offering. Interest income for the First Quarter was $366 an increase of $333 from the same period last year. This increase resulted from interest income generated from investing the excess proceeds from the secondary stock offering last year.

Net Income
Net income and earnings per share for the First Quarter were $5,151 and $.32 per share, respectively, as compared to $3,967 and $.29, respectively, for the same period last year, a 30% increase in net income.

Liquidity and Capital Resources

The Company is in the process of reducing its $40 million line of credit with two Boston banks to $20 million. The Company currently has no outstanding bank debt. The Company ended the quarter with cash, cash equivalents and short-term investments of approximately $29.1 million. The Company believes that it will generate sufficient cash flow from operations to meet any debt obligations and working capital requirements.

Keane, Inc. and Subsidiaries

                         Part II -  Other Information
- - - - - - --------------------------------------------------------------------------------

Item 6.Exhibits and Reports on Form 8-K

               (a)  Exhibits. None.

               (b) Reports on Form 8-K - The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1995.

Keane, Inc. and Subsidiaries
Signature Page

                                  Signatures
- - - - - - --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          KEANE, INC.
                                                          (Registrant)


Date __________________________              ___________________________________
                                                   John F. Keane
                                                   President

Date __________________________              ___________________________________
                                                   Wallace A. Cataldo
                                                   Vice President, Finance

                                 EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION                       PAGE

    27                   FINANCIAL DATA SCHEDULE                --