Form 10-Q
period 1995-06-30
KEANE INC
filed 1995-08-07
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JUNE 30, 1995  COMMISSION FILE NUMBER 1-7516

                                  KEANE, INC.
            (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                                        04-2437166
     (State or other jurisdictions of                     (I.R.S. Employer
     incorporation or organization)                       Identification Number)

     Ten City Square, Boston, Massachusetts               02129
     (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code   (617) 241-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

As of June 30, 1995, the number of issued and outstanding shares of Common Stock (excluding 303,414 shares held in treasury) and Class B Common Stock are 15,809,754 and 288,288 shares, respectively.

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months and six months ended June 30, 1995
and 1994 (unaudited)...............................................................................   3

Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994 (unaudited)..................   4

Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994 (unaudited)..   5

Notes to Unaudited Financial Statements............................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations..............   8

Part II - Other Information........................................................................  10

Signature Page.....................................................................................  12

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30                 JUNE 30
                                                    1995          1994        1995       1994
Total revenues                                       $94,647       $85,560   $185,099  $171,725

Salaries, wages and other direct costs                61,790        55,882    120,753   111,766
Selling, general and administrative expenses          20,573        19,052     40,241    38,761
Amortization of goodwill and other intangible          3,002         2,956      5,951     5,736
           assets

     Operating income                                  9,282         7,670     18,154    15,462

Investment income                                        355             1        721        34
Interest expense                                         164           702        328     1,182
Other expenses, net                                       44           135         81       267

     Income before income taxes                        9,429         6,834     18,466    14,047

Provision for income taxes                             4,054         2,795      7,940     6,041

     Net income                                      $ 5,375       $ 4,039     10,526  $  8,006

Net income per share                                    $.33          $.29       $.65      $.58

Weighted average shares outstanding                   16,316        13,896     16,299    13,842









   The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    (IN THOUSANDS)
                                          JUNE 30, 1995   DECEMBER 31, 1994
Assets
Current:
     Cash and cash equivalents                 $ 27,657            $ 26,288
     Accounts receivable, net
          Trade                                  72,657              69,046
          Other                                   1,650                 994
     Prepaid expenses and other current assets    6,896               3,975
                                               --------            --------
          Total current assets                  108,860             100,303
     Property and equipment, net                 10,953              11,600
     Intangible assets, net (Note 3)             61,141              65,600
     Other assets, net                            2,061               1,499
                                               --------            --------
                                                183,015             179,002
                                               ========            ========
Liabilities
Current:
     Accounts payable                             2,826               3,490
     Accrued compensation                         6,368               6,852
     Accrued expenses and other liabilities       3,464               9,250
     Notes payable                                4,507               4,400
     Current capital lease obligations              442                 435
                                               --------            --------
          Total current liabilities              17,607              24,427

     Notes payable                                7,169               6,941
     Deferred federal and state income taxes      1,326               2,705
     Long-term portion of capital lease
      obligations                                   322                 542

Stockholders' Equity:
     Preferred Stock                                ---                 ---
     Common Stock                                 1,611               1,599
     Class B Common Stock                            29                  29
     Additional paid-in capital                  91,656              90,019
     Foreign currency translation                  (45)                (74)
     Retained earnings                           65,752              55,226
     Less treasury stock                        (2,412)             (2,412)
          Total stockholders' equity            156,591             144,387
                                               $183,015            $179,002

   The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 (IN THOUSANDS)
                                                           SIX  MONTHS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                           1995       1994
Net income                                                        $10,526      $8,006
Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                                8,521       8,064
       Accrued interest on long term debt                             328         100
       Deferred income taxes                                      (1,335)         206
       Provision for doubtful accounts                              (256)       (208)
       Loss on disposal of fixed assets                                58          50
Changes in assets and liabilities, net of effect from
      purchase of acquisitions:
       Decrease in refundable income taxes                             --       (810)
       (Increase) in accounts receivable                          (3,391)    (13,820)
       (Increase)  in prepaid expenses and other assets           (2,900)     (1,055)
       Decrease in income taxes payable                                --     (2,780)
       Decrease in accounts payable,                              (6,622)     (8,033)
       accrued expenses, and other current liabilities
     NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES           4,929    (10,280)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of short-term investments, net                               --       4,868
     Purchase of property and equipment                           (1,686)     (2,607)
     Proceeds from sale of assets                                      58         136
     Payment for acquisitions                                     (3,375)    (44,242)
     NET CASH USED FOR INVESTING ACTIVITIES                       (5,003)    (41,845)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long term debt                                   --      92,416
     Payments under long term debt                                  (206)    (60,198)
     Proceeds from issuance of common stock                         1,649         943
     NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,443      33,161


Net increase (decrease) in cash and cash equivalents                1,369    (18,964)
Cash and cash equivalents, beginning of period                     26,288      19,244
Cash and cash equivalents at end of period                        $27,657        $280

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the 1994 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts. Prior period amounts have been restated to conform to current year presentation.

          In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

          On July 28, 1994, the Company declared a 3 for 2 stock split in the form of a dividend that was distributed on September 7, 1994 to shareholders of record as of August 12, 1994. All Common shares and per share amounts included in these financial statements are given retroactive effect to the extent required for this stock split. The 1995 share figures also reflect the sale of 2.3 million additional shares as part of a secondary stock offering completed in November 1994.

Note 2. Computation of Earnings Per Share for quarters ending June 30, 1995 and 1994.

                                                             1995     1994
          Primary
          Average shares outstanding
               Common                                      15,773   13,203
               Class B Common                                 289      291
          Net effect of dilutive options-based on the
           treasury
               stock method using average market price
               Common Stock                                   254      402
                    Total                                  16,316   13,896
          Net income                                       $5,375   $4,039

          Per share amount                                   $.33     $.29

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                           1995       1994
          Fully Diluted
          Average Shares outstanding
               Common                                    15,773     13,203
               Class B Common                               289        291
          Net effect of dilutive stock
           options-based on the
          treasury stock method using
           higher of average market
          price or period ending price
               Common stock                                 259        402
                    Total                                16,321     13,896

          Net income                                     $5,375     $4,039

          Per share amount                                 $.33       $.29

Note 3.   Intangible assets consist of the following:   6/30/95   12/31/94


               Goodwill                                 $19,302    $19,302
               Noncompetition agreements                 22,735     21,985
               Customer-based intangibles                37,640     37,464
               Software                                   5,549      5,169
               Other                                        294        294
                                                       --------    -------
                                                         85,520     84,214
               Less accumulated amortization             24,379     18,614
                                                       --------    -------
                                                        $61,141    $65,600

Note 4. During the first six months of 1995, there have been no material changes in the contingencies described in Footnote L, Commitments and Contingencies, of the Company's 1994 Annual Report.

KEANE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------


The Company's revenues for the Second Quarter were $94.6 million, a 10.6% increase over the same period last year. Revenues for the first six months of 1995 were $185.1 million, a 7.8% increase over the same period last year. The increase in revenue is primarily due to an improved economy over last year, combined with the stabilization of branch offices acquired from the acquisition of AGS. In the Company's experience, there is a 12-18 month period of restructuring and then stabilizing the business and employees following an acquisition.

Salaries, wages and other direct costs for the Second Quarter were $61.8 million, or 65.3% of revenue compared to $55.9 million, or 65.3% of revenues, during the same period last year. Salaries, wages and other direct costs for the first six months of 1995 were $120.8 million, or 65.3% of revenues, compared to $111.8 million, or 65.1% of revenues, during the same period last year. The Company has continued to experience increases in its direct costs as a result of customer demands to increase services and reduce costs. The Company has responded in many situations by reducing customer costs in exchange for increased volumes of business. The Company has been managing its selling, general & administrative expenses through cost reductions and increases in revenue volume to usually offset the increases in its direct cost percentage.

Selling, general and administrative expenses (SG&A) for the Second Quarter were $20.6 million, or 21.7% of revenues, compared to $19.1 million, or 22.3% of revenues, for the same period last year. Year-to-date SG&A expenses are $40.2 million, or 21.7% of revenue, compared to $38.8 million, or 22.6% of revenues for the same period last year. The decrease in SG&A for the quarter and year to date is primarily attributable to an increase in revenues that did not require a proportionate increase in cost through careful management of discretionary expenses.

Amortization of goodwill and capitalized acquisition costs for the Second Quarters of 1995 and 1994 totaled $3.0 million, respectively. Amortization of goodwill and capitalized acquisition costs for the first six months of 1995 were $6.0 million compared to $5.7 million for the same period last year.

Interest and other related expenses for the Second Quarter were $208,000 compared to $837,000 for the same period last year. Interest and other related expenses for the first six months were $409,000 compared to $1,449,000 for the same period last year. The Company recognized investment income of $355,000 in the Second Quarter and $721,000 year to date. As a result of the successful stock offering completed in the Fourth Quarter of last year, the Company repaid all outstanding bank debt. The shift from interest expense used to finance the AGS acquisition to interest income earned with excess funds available from the offering are reflected in the Second Quarter results of operations.

The Company's pre-tax income for the Second Quarter was $9.4 million, or 10.0% of revenues (up 38%), compared to $6.8 million, or 8.0% of revenues for the same period last year. Pre-tax income year-to-date was $18.5 million, or 10.0% of revenues (up 31%), compared to $14.0 million, or 8.2% of revenue, for the same period last year.

The Company's effective tax rate for both the Second Quarter of 1995 and 1994 was 43.0%.

Net Income
----------

Net income and earnings per share for the Second Quarter were $5.4 million and $.33 per share, respectively, compared to $4.0 million and $ .29 per share, respectively, for the same period last year. Net income and earnings per share for the six months ended June 30, 1995 were $10.5 million and $ .65 per share, respectively, compared to $8.0 million and $ .58 per share, respectively, for the same period last year.

Liquidity and Capital Resources
-------------------------------


The Company has increased its cash balance by $1.4 million as of June 30, 1995 and ended the quarter with cash and equivalents totaling $27.7 million. The Company has completed two new demand lines of credit divided with two major Boston banks in the aggregate amount of $20 million, replacing the larger credit agreement in place at the beginning of the year. The Company currently has no outstanding bank debt. The Company believes that it will generate sufficient cash flow from operations to meet its debt obligations and working capital requirements.

KEANE, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on May 31, 1995. The Stockholders approved the election of the four nominees named below, and ratified the selection of Coopers & Lybrand, L.L.P. as the Company's independent accountants for 1995. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and Broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for director:

        Proposal #1 - To fix the number of directors at four and to elect the following persons to serve as directors:

                                                                     BROKERS
                               FOR          AGAINST    ABSTAIN      NON-VOTES
        John F. Keane          15,495,364   18,632
        John F. Rockhart       15,495,797   18,199
        Robert Shafto          15,485,456   28,540
        Winston Hindle         15,485,437   28,559

        Propose #2 - To ratify the selection of Coopers & Lybrand, L.L.P. as the Company's independent accountants for 1995:

                                                                     BROKER
                               FOR          AGAINST    ABSTAIN      NON-VOTES

                               15,482,394   14,162     17,440

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits - The following exhibits are filed as part of the Quarterly Report on Form 10-Q.

                    10.19 Documents relating to the Demand Lines of Credit with Shawmut Bank, N.A. and the First National Bank of Boston (the "Banks").

                    (a) Demand Money Market Promissory Note dated as of May 1, 1995, in the amount of $10,000,000, among the Registrant and Shawmut Bank.

                    (b) Loan Agreement dated July 20, 1995, in the amount of $10,000,000, among the Registrant and Bank of Boston.

               (b) Reports on Form 8-K - The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                  SIGNATURES
--------------------------------------------------------------------------------


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