Form 10-Q
period 1995-09-30
KEANE INC
filed 1995-11-14
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended September 30, 1995  Commission File Number 1-7516

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

Yes   X       No
   ------       -----
As of September 30, 1995, the number of issued and outstanding shares of Common Stock (excluding 303,414 shares held in treasury) and Class B Common Stock are 15,866,977 and 288,288 shares, respectively.

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months
and nine months ended September 30, 1995 and 1994 (unaudited) .............. 3

Consolidated Balance Sheets as of
September 30, 1995 and December 31, 1994 (unaudited)........................ 4

Consolidated Statements of Cash Flows for the
nine months ended September 30, 1995 and 1994 (unaudited) .................. 5

Notes to Unaudited Financial Statements .................................... 6

Management's Discussion and Analysis
of Financial Condition and Results of Operations............................ 8

Part II - Other
Information ............................................................... 10

Signature Page............................................................. 12

Keane, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                                                                        (In thousands except per share amounts)
                                                                                       Three months ended     Nine months ended
                                                                                          September 30,         September 30,
                                                                                        1995        1994       1995         1994
Total revenues                                                                        $96,516     $86,641     $281,615     $258,366
Salaries, wages and other direct costs                                                 65,458      55,935      186,211      167,701
Selling, general and administrative expenses                                           20,000      19,280       60,241       58,041
Amortization of goodwill and other intangible assets                                    3,036       2,870        8,987        8,606

     Operating income                                                                   8,022       8,556       26,176       24,018

Investment and dividend income                                                            363         ---        1,084           34
Interest expense                                                                          179       1,040          507        2,222
Other expenses, net                                                                        35         110          116          377

     Income before income taxes                                                         8,171       7,406       26,637       21,453

Provision for income taxes                                                              3,228       3,355       11,168        9,396

     Net income                                                                        $4,943      $4,051      $15,469      $12,057

Net income per share                                                                     $.30        $.29         $.95         $.87

Weighted average shares outstanding                                                    16,382      13,909       16,327       13,864


The accompany notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                                                                   (In thousands)
                                                                                       September 30, 1995      December 31, 1994
Assets
Current:
      Cash and cash equivalents                                                                  $ 22,066               $ 26,288
      Accounts receivable, net
                Trade                                                                              83,983                 69,046
                Other                                                                               1,063                    994
      Prepaid expenses and other current assets                                                     6,046                  3,975
                                                                                                 --------               --------
                Total current assets                                                              113,158                100,303
      Property and equipment, net                                                                  12,130                 11,600
      Intangible assets, net (Note 3)                                                              58,202                 65,600
      Other assets, net                                                                             2,785                  1,499
                                                                                                 --------               --------
                                                                                                 $186,275               $179,002
Liabilities
Current:
      Accounts payable                                                                           $  3,425               $  3,490
      Accrued compensation                                                                          3,203                  6,852
      Accrued expenses and other liabilities                                                        4,071                  9,250
      Notes payable                                                                                 4,556                  4,400
      Current capital lease obligations                                                               446                    435
                                                                                                 --------               --------
                Total current liabilities                                                          15,701                 24,427

      Notes payable                                                                                 7,298                  6,941
      Deferred federal and state income taxes                                                         734                  2,705
      Long-term portion of capital lease obligations                                                  198                    542

Stockholders' Equity:
      Preferred Stock                                                                                  --                     --
      Common stock                                                                                  1,617                  1,599
      Class B common stock                                                                             29                     29
      Additional paid-in capital                                                                   92,419                 90,019
      Cumulative Translation Adjustment                                                                (5)                   (74)
      Retained earnings                                                                            70,696                 55,226
      Less treasury stock                                                                          (2,412)                (2,412)
                                                                                                 --------               --------
                Total stockholders' equity                                                        162,344                144,387
                                                                                                 --------               --------
                                                                                                 $186,275               $179,002
                                                                                                 --------               --------

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)


                                                                                                  (In thousands)
                                                                                          Nine Months ended September 30,
                                                                                                 1995                1994
Cash flows from operating activities:
Net income                                                                                    $15,469             $12,057
Adjustments to reconcile net income to
   net cash provided by operating activities
      Depreciation and amortization                                                            12,977              11,994
      Accrued interest on long term debt                                                          507                 454
      Deferred income taxes                                                                    (1,837)                618
      Provision for doubtful accounts                                                             224                  --
      Loss on disposal of fixed assets                                                             89                  53
Changes in assets and liabilities, net of effect from
   purchase of acquisitions:
      Decrease in refundable income taxes                                                          --                (965)
      (Increase) in accounts receivable                                                       (14,600)            (15,091)
      (Increase) in prepaid expenses and other assets                                          (2,943)               (306)
      Decrease in income taxes payable                                                             --              (2,780)
      Decrease in accounts payable,                                                            (8,569)            (11,724)
        accrued expenses, and other current liabilities
      Net cash (used for) provided by operating activities                                      1,317              (5,690)

Cash flows from investing activities:
      Sale of short-term investments, net                                                          --               4,878
      Purchase of property and equipment                                                       (4,408)             (3,230)
      Proceeds from sale of assets                                                                152                 147
      Payments for acquisitions                                                                (3,375)            (46,711)
      Net cash used for investing activities                                                   (7,631)            (44,916)

Cash flows from financing activities:
      Borrowings under long-term debt                                                              --             120,379
      Payments under long-term debt                                                              (326)            (86,268)
      Proceeds from issuance of common stock                                                    2,418               1,481
      Net cash provided by financing activities                                                 2,092              35,592

Net (decrease) in cash and cash equivalents                                                    (4,222)            (15,014)
Cash and cash equivalents at beginning of period                                               26,288              19,244
Cash and cash equivalents at end of period                                                    $22,066              $4,230


The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1994 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts.

        In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

Note 2. Computation of Earnings Per Share for quarters ending September 30, 1995 and 1994.



                                                                 1995                1994
        Primary
        Average shares outstanding
               Common                                          15,843              13,258
               Class B Common                                     288                 290
        Net effect of dilutive options-based on the treasury
           stock method using average market price
               Common Stock                                      251                 361
                    Total                                      16,382              13,909
        Net income                                             $4,943              $4,051

        Per share amount                                         $.30                $.29


Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements



                                                                 1995                1994
        Fully Diluted
        Average Shares outstanding
               Common                                          15,843              13,258
               Class B Common                                     288                 290
        Net effect of dilutive stock options-based on the
             treasury stock method using higher of
             average market price or period ending price
               Common stock                                       281                 361
                    Total                                      16,412              13,909

        Net income                                             $4,943              $4,051

        Per share amount                                         $.30                $.29

Note 3. Intangible assets consist of the following:           9/30/95            12/31/94

                    Goodwill                                  $19,302             $19,302
                    Noncompetition agreements                  22,735              21,985
                    Customer-based intangibles                 37,640              37,464
                    Software                                    5,549               5,169
                    Other                                         294                 294
                                                              -------             -------
                                                               85,520              84,214
                    Less accumulated amortization              27,318              18,614
                                                              -------             -------
                                                              $58,202             $65,600

Note 4. During the first nine months of 1995, there have been no material changes in the contingencies described in Footnote L, Commitments and Contingencies, of the Company's 1994 Annual Report.

Keane, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
The Company's revenues for the Third Quarter were $96.5 million, a 11.4% increase over the same period last year. Revenues for the first nine months of 1995 were $281.6 million, a 9.0% increase over the same period last year. The increase in revenue is primarily due to an improved economy of AGS Computers, Inc. on January 4, 1994 and increased sales for the Company's Application Outsourcing and Help Desk services.

Salaries, wages and other direct costs for the Third Quarter were $65.5 million, or 67.8% of revenues, compared to $55.9 million, or 64.6% of revenues, during the same period last year. Salaries, wages and other direct costs for the first nine months of 1995 were $186.2 million, or 66.1% of revenues, compared to $167.7 million, or 64.9% of revenues, during the same period last year. The Company has continued to experience increases in its direct costs as a result of customer demands to increase services and reduce costs.

On August 10, 1995, the Company signed a two-year national contractor agreement with International Business Machines (IBM) to provide support to IBM and its customers. Under the agreement, which is effective as of July 29, 1995, the Company will provide a full range of technical personnel with expertise in the areas of programming, project management, systems analysis and design, database management and design, program testing and debugging, technical writing, computer operations, technical call center personnel, and engineering. All of the Company's existing time-and-materials based business with IBM will be covered under the terms of the agreement. The Company is one of eight who have signed national support contracts with IBM, which previously utilized approximately two hundred firms to provide services similar to those covered by the agreement.

Under the terms of this new contract, rates that the Company will charge to IBM will be lower than what was charged in the past. As a result, the Company's margins will be lower, but anticipates in the long term that the agreement will result in increased volume, which in turn would have a positive impact on earnings. The Company's direct costs were also impacted by start-up and training costs for the Microsoft Windows 95 help desk support contract.

Selling, general and administrative expenses (SG&A) for the Third Quarter were $20.0 million, or 20.7% of revenues, compared to $19.3 million, or 22.3% of revenues, for the same period last year. Year-to-date SG&A expenses were $60.2 million, or 21.4% of revenues, compared to $58.0 million, or 22.5% of revenues, for the same period last year. The decrease in SG&A as a percentage of revenues for the quarter and year to date is primarily attributable

Keane, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

to an increase in revenues that did not require a proportionate increase in costs and careful management of discretionary expenses.

Amortization of goodwill and capitalized acquisition costs for the Third Quarter were $3.0 million, or 3.1% of revenues, compared to $2.9 million, or 3.3% of revenues, for the same period last year. Amortization of goodwill and capitalized acquisition costs for the first nine months of 1995 were $9.0 million, or 3.2% of revenues compared to $8.6 million, or 3.3% of revenues for the same period last year.

Interest and other related expenses for the Third Quarter were $214,000 compared to $1,150,000 for the same period last year. Interest and other related expenses for the first nine months were $623,000 compared to $2,599,000 for the same period last year. The Company recognized investment income of $363,000 in the Third Quarter and $1,084,000 year to date. The Company currently has no outstanding bank debt as a result of a secondary offering of common stock in the third quarter last year.

The Company's pre-tax income for the Third Quarter was $8.2 million, or 8.5% of revenues, compared to $7.4 million, or 8.5% of revenues, for the same period last year. Pre-tax income year-to-date was $26.6 million, or 9.5% of revenues, compared to $21.5 million, or 8.3% of revenues for the same period last year.

The Company's effective tax rate for the year is expected to be approximately 41.9% as compared to the 43.0% utilized through June 30, 1995. The significant factors responsible for this decline include a reduction in state income tax and increased tax exempt income. As a result of this decrease, the tax rate for the third quarter was 39.5% bringing the year to date tax rate for the nine months ending September 30, 1995 to approximately 41.9% compared to 43.8% for the same period last year.

Net Income
----------

Net income and earnings per share for the Third Quarter were $4.9 million and $.30 per share, respectively, compared to $4.1 million and $.29 per share, respectively, for the same period last year. Net income and earnings per share for the nine months ended September 30, 1995 were $15.5 million and $.95 per share, respectively, compared to $12.1 million and $.87 per share, respectively, for the same period last year.

Keane, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Company ended the third quarter with cash and equivalents totaling $22.1 million. The Company has two demand lines of credit equally divided with two major Boston banks in the aggregate amount of $20 million. The Company currently has no outstanding bank debt primarily as a result of the stock offering completed in November, 1994. The Company believes that it will generate sufficient cash flow from operations to meet any debt obligations and working capital requirements.

Keane, Inc. and Subsidiaries

                          Part II - Other Information
--------------------------------------------------------------------------------

Item 5. Other Information

        Effective as of October 31, 1995, the Company purchased substantially all of the assets of Source Data Systems (SDS), a privately held developer and supplier of healthcare system applications based in Cedar Rapids, Iowa with annual revenues of approximately $11 million. SDS, which employees approximately 125 professional, has over 170 hospitals clients throughout the United States.

Item 6. Exhibits and Reports on Form 8-K

                        (a)     Exhibits - None

                        (b) Reports on Form 8-K -- The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                  Signatures
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          KEANE, INC.
                                                          (Registrant)


Date        November 14, 1995                    /s/ John F. Keane
     ---------------------------------       ----------------------------------
                                                 John F. Keane
                                                 President

Date        November 14, 1995                    /s/ Wallace A. Cataldo
     ---------------------------------        ---------------------------------
                                                 Wallace A. Cataldo
                                                 Vice President, Finance