Form 10-K
period 1995-12-31
KEANE INC
filed 1996-03-29
CIK 54883

                                   Form 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995        Commission File Number 1-7516
                          -----------------                               ------
                                  Keane, Inc.
                                  -----------

            (Exact name of registrant as specified in its charter)

Massachusetts                                         04-243716
------------                                          ---------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification Number)

Ten City Square, Boston, Massachusetts                02129
--------------------------------------                -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (617) 241-9200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.10 par value           Registered on the American Stock Exchange
---------------------------           -----------------------------------------
     (Title of Class)                              (Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ----   ----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value determined by the closing prices reported by AMEX of the voting stock held by nonaffiliates of the registrant as of March 15, 1996:
                  Common Stock $.10 par value - $379,213,889
                  ------------------------------------------
        Class B Common Stock $.10 par value - No Public Trading Market
        --------------------------------------------------------------
  Number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1996:
                Common Stock $.10 Par Value - 15,957,760 shares
             Class B Common Stock $.10 Par Value - 288,258 shares
             ----------------------------------------------------
                        Index to Exhibits is on Page 37


                              Page 1 of 46 Pages

DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Company's Annual Meeting of Stockholders to be held on May 29, 1996. The information required in response to Items 10-13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I
------

ITEM 1.  BUSINESS

Keane, Inc., a Massachusetts corporation (together with its subsidiaries, unless the context otherwise requires "Keane" or the "Company"), provides software design, development, integration and management services for corporations and healthcare facilities. Keane's services and methodologies enable companies to leverage their existing information systems ("IS") capability and more rapidly and cost-effectively develop and manage mission-critical software applications. The Company serves its clients through two operating divisions: the Information Services Division ("ISD") and the Healthcare Services Division ("HSD"). ISD, which accounted for approximately 93% of the Company's revenues in 1995, provides software design, development and management services to corporations and government agencies with large and recurring software development needs. HSD develops, markets and supports financial, patient care and clinical application software for hospitals and long-term care facilities. The Company provides services primarily to Fortune 1,000 companies, including AT&T Corporation, Eastman Kodak Company, General Electric Company, International Business Machines Corporation, McDonald's Corporation and Procter & Gamble Company.

INFORMATION SERVICES DIVISION: ISD provides custom application software design, development and management services for corporations with large and recurring software development needs. Keane delivers (i) Information Systems Planning services, including business process redesign and IS planning and assessment services, (ii) Application Development Projects, which include client-server planning and development and systems migration services, (iii) Outsourcing services, which include application outsourcing, year 2000 compliance services and help desk outsourcing, and (iv) Project Management Training, through which Keane delivers professional training on the Company's project management, estimating and risk management processes. In all of its assignments, Keane strives to use its proprietary best practices and methodologies to reduce development time, improve system reliability and quality, and reduce costs. Keane believes these methodologies, which include Application Maintenance Management, Productivity Management and Frameworks for Software Development, enable it to provide clients with consistent, high quality results and give it a competitive advantage in winning large projects.

The Company believes that the following factors drive market growth in the software services business served by ISD:

 .        Competitive Environment. Globalization, deregulation and the rapid pace of change in today's business environment have increased the importance of timely access to information. These conditions have led to a strategic focus on information systems.

 .        The Growing Challenges of Managing Corporate IS Organizations. The IS
         environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems and meeting staffing requirements in a market with a shrinking pool of qualified IS professionals.

 .        Organizational Focus on Core Competencies Resulting in Increased
         Outsourcing of Software Services. The intense competition and rapid change characteristic of many industries have led senior management to concentrate on their core competencies in order to compete more effectively.

As a result of these and other factors, the Company believes that there are significant opportunities for growth in the software services industry. As IS organizations seek to address these and other challenges, they are increasingly finding that outsourcing to software services providers can assist them in effectively meeting their strategic information technology objectives. Dataquest Incorporated, a market research firm, estimated that in 1995, companies in the U.S. would spend approximately $47 billion on software services with independent software services firms. Moreover, according to Dataquest Incorporated, the rate of IS professional services spending is projected to grow at approximately 15% per year to reach nearly $62 billion in 1997.

HEALTHCARE SERVICES DIVISION: HSD develops, markets and supports patient care and clinical software for large teaching hospitals, hospital chains, community hospitals and long-term care facilities. In addition, HSD provides facilities management services for many of its hospital clients. Currently, HSD's products are used by more than 380 hospitals and 600 long-term care facilities.

Hospitals and long-term care facilities are increasingly challenged to enhance productivity and cut costs by reducing hospital stay length and insurance reimbursement cycle times without sacrificing patient care. Keane believes that effective information systems are essential for achieving these goals and that the need for implementing improved information technology is intensifying.

Keane believes that its vertical expertise in the healthcare industry represents significant opportunity in the years ahead as healthcare reform issues are resolved, creating new markets and opportunities. HSD's strategic objectives are to continue to grow rapidly in order to obtain critical mass and to provide a full range of integrated, open information systems to hospitals and long-term care facilities. The acquisition by HSD of Community Health Computing in April 1995 and Source Data Systems in November 1995 increased Keane's hospital client base by 100% and expanded HSD's product line to include Infinet, a clinical and financial data repository, to suit its UNIX applications. Its UNIX-based software packages also include Threshold, Leadership Plus and Patcom Plus. HSD targets hospitals, long-term care facilities and other sectors of the healthcare field, and seeks to increase the breadth of its healthcare applications through ongoing product development efforts and strategic alliances.

BUSINESS STRATEGY: Keane believes that the pressure companies are experiencing to reduce costs, decrease cycle times and adapt quickly to changing market dynamics is changing the basis of competition in the software services industry. In order to achieve profitable growth in this environment, Keane is increasing market share with both new and existing clients while deriving an increasing portion of its business from large-scale, multiyear projects with large organizations. Keane believes that its (i) long-term client relationships, which create greater opportunities for recurring revenues; (ii) full range of value-added services, which differentiates the Company from many of its competitors;
(iii) strong branch office network, which enables it to deliver services cost-effectively; and (iv) disciplined methodologies and best practices, which are designed to ensure replication of organizational experience, allow the Company to compete effectively against both national and local competitors. The key elements of the Company's strategy are to:

Build Long-Term Strategic Partnerships with Clients-The Company seeks to build long-term strategic partnerships with its clients. Sales representatives are assigned to a limited number of target accounts in order to develop an in-depth understanding of each client's particular needs. This approach enables the Company to build long-term relationships with its clients based on knowledgeable, highly responsive and cost-effective service. During 1995, the Company derived more than 85% of its revenues from clients to which it had provided services in the prior year (excluding revenues generated from businesses acquired during the year).

Another critical element to building long-term client relationships is Keane's use of its local branch office network to fulfill customer needs. Recognizing that providing software services is predominantly a local business, ISD provides its services through a network of 40 branch and satellite offices across the United States and in Canada. Branch offices operate as strategic business units responsible for developing long-term partnerships with targeted clients and delivering cost-effective software solutions. Keane's extensive network of branch offices allows the Company to stay close to its clients and be responsive to their needs. A strong corporate infrastructure supports the branches, gathers and replicates best practices and assures uniform quality and a consistent business approach.

Provide Full Range of Value-Added Services-The Company actively markets its ability to solve its clients' business problems through the application of information systems technology. The Company seeks engagements such as large software development, application maintenance outsourcing, year 2000 compliance and help desk outsourcing projects. The Company also provides consulting professionals to supplement its clients' internal IS on a short-term basis. The Company believes its comprehensive, high level capabilities, supported by its delivery methodologies, differentiate it from many of its competitors and provide the Company with a more stable source of revenues.

Achieve Critical Mass through a Strong Branch Office Network-Growing market share and achieving critical mass in each market it serves are fundamental to the Company's strategy. Keane defines critical mass in a particular location as being one of the two largest software services firms in that market and having the depth and breadth of managerial, sales and technical capability to deliver complex solutions locally. Critical mass and increased market share enable the Company to spread indirect costs over a larger revenue base and achieve important economies of scale, thereby enabling it to be more cost-effective. Keane believes that it is increasingly important to be cost-effective in order to compete effectively for large scale projects as its clients seek to drive down their costs. In addition, as clients continue to outsource their IS operations and buy larger and more complex solutions, it is critical that Keane invest in the development of standardized delivery methodologies, best practices and tool sets. Keane believes that critical mass in its branches will enable it to make necessary investments in capabilities and methodologies while remaining cost competitive.

The Company believes that, given its present size and organizational structure, the most effective plan for achieving and maintaining critical mass is to use its resources to service large accounts and sell strategic business. In 1995, 76 of the 2,200 accounts Keane serviced during the year each represented over $1 million in revenues. Keane plans to continue to focus on targeting accounts with large and recurring software development and management needs. As part of this strategy, Keane seeks to position itself as a provider of large application development projects and IS application outsourcing. Examples of such contracts in 1995 include a $12 million outsourcing engagement with AT&T Corporation and a $4.3 million outsourcing engagement with Elf Atochem North America. The Company seeks to improve its ability to manage large projects and increase the value of its outsourcing solutions by continuously improving its methodologies and best practices.

Keane has also found that acquisitions are a valuable and important means of achieving critical mass, enhancing market share, increasing capabilities to deliver large, complex solutions and supplementing internal growth and will continue to evaluate acquisition opportunities where appropriate. The Company has demonstrated a capacity to complete acquisitions and to successfully integrate the acquired companies into its operations. Keane believes this ability is a competitive advantage in a consolidating market. Since July 1986, Keane has completed 17 acquisitions of companies with annual revenues at the time of acquisition ranging from approximately $1 million to approximately $170 million. In identifying potential acquisition candidates, the Company seeks firms with client profiles, geographic markets and technical capabilities similar or complementary to its own. Because the software services industry is highly fragmented, the Company expects that there will continue to be attractive acquisition opportunities.

The Company's ability to expand successfully by acquisitions depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on Keane's revenues and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial results.

Replicate Organizational Experience through Disciplined Methodologies-Keane has internally developed and continuously refines numerous best practices as part of its efforts to consistently provide high quality software solutions, excellent service to its customers and orderly management of internal activities. To guide the development and management of systems projects, Keane relies on its project management approach, Productivity Management, as well as its Frameworks Application Development methodologies and Project Estimating and Risk Management processes. The Company's outsourcing solutions are also methodology driven. For example, application outsourcing engagements are typically managed following the Company's Application Maintenance Management methodology, which incorporates Productivity Management and continuous improvement processes; year 2000 projects are based on Keane's Resolve 2000 methodology; and help desk services are delivered according to the Company's Help Desk methodology.

Keane also uses numerous management processes to govern and guide its sales, recruiting, training, financial and operational activities. Keane believes that the investment made in all of these processes, combined with its emphasis on accumulating and disseminating organizational experience, enhances the ability of the Company to accommodate aggressive growth, attract and retain superior technical and managerial talent, and consistently deliver high quality solutions to its clients.

MARKETING, SALES AND CLIENTS: Keane markets its software development services and software products through its direct sales force based in each branch office. Keane's sales representatives are assigned to a limited number of accounts, generally no more than six to eight, in order to develop an in-depth understanding of each client's individual needs and form strong client relationships. These representatives are responsible for providing highly responsive service and ensuring that Keane's software solutions achieve client objectives.

Keane focuses its marketing efforts on large corporations and healthcare entities with significant IS budgets and recurring software development needs. While Keane performs work for companies, most major industries as well as state and federal governments, most of the Company's revenue is derived from organizations within three industry groups serviced by ISD: manufacturing, financial services and insurance. All of HSD's clients are in the healthcare industry. ISD projects and services for manufacturing may involve factory floor operations, materials management, order processing, accounting and computer operating systems development and support. Typical development projects for financial services firms include applications for mutual fund analysis, fund tracking, stock transfer, customer information, commercial and consumer loans, cash distribution, accounting and human resource systems. Insurance company projects include such applications as claims processing, agency management, coordination of benefits and subrogation, pension, premium and loss reporting, accounting, compensation and benefits systems. Projects for HSD's healthcare clients include applications for accounting, patient registration and scheduling, and other patient care and clinical functions. Organizations in each of these industries are highly information dependent and use mission-critical information systems as a competitive advantage.

The following table sets forth a list of selected clients for which the Company provided services in 1995:

3M Company                           GTE Data Service Incorporated
Aldus Corp.                          Guardian Life Insurance
American Express Co., Inc.           Hoffmann-La Roche, Inc
Ameritech                            International Business Machines Corporation
AT&T Corporation                     Jewel Food Stores, Inc.
Bose Corporation                     Liberty Mutual Insurance Co.
Bank of Boston Corporation           McDonald's Corporation
Baxter Healthcare Corporation        McKesson Corporation
Bell Atlantic                        Microsoft Corporation
Cargill                              Miller Brewing
Carrier                              National Assn. of Security Dealers
CIGNA Corporation                    Northern Mutual Life Insurance
Cincinnati Bell Telephone            Northern Telecom, Inc.
Department of Justice                The Pillsbury Company
Discover Card                        Procter & Gamble Company
Eastman Kodak Company                The Putnam Companies, Inc.
Elf Atochem North America            Reader's Digest Association, Inc.
Exxon Corporation                    SD Warren
Fidelity                             Transquest
Farmers Insurance Group              U.S. Customs
First Bank                           Whirlpool Corporation
General Electric Company

The Company has historically derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. Keane's five largest clients accounted for approximately 36% and 33% of the Company's total revenues during the years ended December 31, 1994 and 1995, respectively. The Company's two largest clients during these periods have been IBM and General Electric. During the 12 months ended December 31, 1995, IBM and General Electric accounted for approximately 13.2% and 8.8%, respectively, of the Company's total revenues. The Company provides services to multiple General Electric (GE) and International Business Machines (IBM) locations. The Company believes that each GE and IBM location served by the Company is essentially autonomous. Each location contracts separately for its services and each contract involves different projects. A significant decline in revenues from IBM or General Electric could have a material adverse effect upon the Company's total revenues. With the exception of IBM and General Electric, no single client accounted for more than 5% of the Company's revenues during the three years ended December 31, 1995.

In accordance with industry practice, nearly all of the Company's orders are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to the business. The Company had orders at December 31, 1995 of approximately $131.0 million, in comparison to orders of approximately $106.0 million at December 31, 1994.

BRANCH OFFICES: Keane provides custom software development services through its headquarters in Boston, Massachusetts, and a network of ISD branch offices located in major metropolitan areas throughout the United States and in the provinces of Ontario and Quebec. Branch offices are responsible for providing marketing, software planning, analysis, design, implementation and maintenance services for clients within assigned geographic territories. Each of these offices has the necessary technical resources and management depth to service its targeted area. Each office is led by a resident branch manager and has one or more client sales representatives, consulting managers and personnel recruiters. Nearly 50% of the Company's branch offices, excluding satellite offices, generated more than $10.0 million in annual revenues and are staffed by approximately 140 employees. Keane believes this local presence and capability enable it to provide its clients with highly responsive and cost-effective service, as well as dependable results. Keane also maintains five HSD offices located in California, Iowa, Maryland, New York and Texas.

The size and diversity of client projects at Keane's branch offices and hospital sites enable it to learn from its experience and refine and leverage that experience at other locations. Keane's infrastructure is designed to capture and then continuously improve the software development and maintenance process. Keane's branch offices are afforded the benefits of being part of a large organization with many resources. Frequently branches transfer personnel from other branches with expertise within a specific technology, application or industry. Each branch office is linked electronically so that experiences can be shared and continuous process improvements can be realized.

EMPLOYEES: On December 31, 1995, Keane had 5,338 employees, including 4,774 technical staff whose services are billable to clients. At such date, 4,915 individuals were employed by ISD and 318 individuals were employed by HSD, with the remaining 105 individuals providing Company-wide services at the Company's corporate headquarters.

The Company believes that its future success will depend in part upon its continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. Accordingly, Keane devotes significant resources to its Human Resources Department, including a staff of 74 recruiters. The Company's current employees are also a valuable recruiting tool. During 1995, approximately 27% of the Company's new employees were referred to the Company by existing personnel.

The Company does not have employment contracts with its key employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION: The custom software services market is highly competitive and characterized by continual change and improvement in technology. The market is fragmented, and no company holds a dominant position. Consequently, the Company's competition varies significantly from city to city. The Company believes it is among the ten largest custom software development firms serving the commercial market in the United States.

The Company's competition also varies by the type of service provided. For large application development and outsourcing projects, the Company competes with consulting divisions of large public accounting firms, such as Andersen Consulting, as well as companies such as Electronic Data Systems Corporation and ISSC, the consulting division of IBM. For systems implementation and maintenance, the Company often competes with small, local firms, as well as large national firms, including Analysts International Corp., Cap Gemini America, Computer Horizons Corporation, Computer Sciences Corporation, and Computer Task Group, Inc. Some of these competitors are larger and have greater financial resources than the Company. In addition, clients may elect to increase their internal IS resources to satisfy their custom software development needs.

The Company believes that the bases for competition in the software services industry include the ability to compete cost-effectively, develop strong client relationships, generate recurring revenues, utilize comprehensive delivery methodologies and achieve organizational learning by implementing standardized operational processes. The Company believes that it competes favorably with respect to these factors.

In the healthcare software systems market, Keane competes with such companies as SMS Corp., HBO and Company, and MEDITECH, Inc. Some of these competitors are larger in the healthcare market and have greater financial resources than Keane. The Company believes that significant competitive factors in the healthcare software systems market include size and a demonstrated ability to provide service to targeted healthcare markets.

ITEM 2.  PROPERTIES

The principal executive office of the Company is located at Ten City Square, Boston, Massachusetts 02129, in an approximate 34,000 square foot office building which is owned by City Square Limited Partnership. Several of the Company's officers, directors and shareholders are limited partners of this partnership. See Item 13 -- "Certain

Relationships and Related Transactions." At December 31, 1995 the Company leased and maintained sales and support offices in 52 locations in the United States. The aggregate annual rental expense for the Company's sales and service offices was approximately $6,778,000 in 1995. The aggregate annual rental expense for all of the Company's facilities was approximately $8,880,000 in 1995. For additional information regarding the Company's lease obligations, see Note K of Notes to Consolidated Financial Statements.

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

On December 31, 1992, Four Star Capital Corporation ("Four Star") commenced a civil action against AGS Computers, Inc. ("AGS"), NYNEX Corporation ("NYNEX") and Derek Proctor, a former employee of AGS, in Superior Court of California, County of Marin, alleging among other things breach of contract with respect to the solicitation of business for NYNEX and AGS in China. The case was subsequently removed to the United States District Court for the Northern District of California and transferred to the United States District Court for the Southern District of New York. Four Star originally sought damages in the amount of $5,600,000. However, on May 3, 1994, Four Star amended its complaint to provide for a claim seeking relief in the amount of $25,000,000. Keane acquired all of the outstanding capital stock of AGS in January 1994.

On August 29, 1994, Marketing and Management Information, Inc. ("MAMI") commenced a civil action against the Company, General Electric Consulting Services Corporation ("GECON") and General Electric Company (General Electric Information Service) ("GEIS") in the Circuit Court for Montgomery County, Maryland, Case Number 123797. The Complaint alleges claims for breach of contract, fraud and negligent misrepresentation in connection with a consulting contract for computer development work between MAMI and GECON. The Company assumed this contract as part of its acquisition of certain assets of GECON in January 1993. The contract price for the consulting work alleged in the Complaint totaled approximately $425,000. Despite the limitation on recoverable damages contained in the contract, MAMI has alleged damages in excess of $50,000,000 and has claimed punitive damages in an amount more than double the compensatory claim.

The Company has denied the allegations of the Complaint and asserted a number of affirmative defenses, including the defense that the claims of damages asserted in the Complaint are barred by the terms of the underlying contract. Management of the Company intends to continue to defend the matter vigorously. The Company was granted summary judgment on certain of MAMI'S claims. The remaining claims as they apply to the Company concern only allegations pertaining to the failure to refund $25,000 under contract and misrepresentation pertaining to stated delivery dates. Trial on this matter commenced before a judge sitting without a jury in late February 1996. The Company expects the court to render its decision within 60 to 90 days of the end of the trial.

The Company is also involved in other litigation and various legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company believes these litigation matters are without merit and intends to defend these matters vigorously. However, an unfavorable outcome in any of these matters, which are expected to be resolved within one year, could result in a material loss.

During 1995, the Company and IBM agreed in principle to a transfer of certain customer relationships and certain proprietary products to IBM. Subsequently, the Company has provided resources, primarily personnel, to IBM which assumed the management of certain customer projects pending execution of formal documents among all the parties. Subsequent to year end, the Company has determined that it will be unable to obtain the necessary agreements to effect the transfer and customer assignments. The accompanying financial statements reflect receivables for project revenues and certain other costs aggregating approximately $2,000,000 which management anticipates will be recovered from its customers and/or IBM. It is reasonably possible that the Company will have to litigate in order to recover this amount. In addition, it is reasonably possible that a customer may assert claims against the Company in connection with performance on one of the projects.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE COMPANY: The executive officers and directors of the Company are as follows:


               NAME              AGE                    POSITION
               ----              ---                    --------
    John F. Keane(1)              65      Chief Executive Officer, President and
                                          Director

    Edward H. Longo               52      Senior Vice President - Information
                                          Services Division

    Raymond W. Paris              58      Vice President and General Manager -
                                          Healthcare Services Division

    John F. Keane, Jr.            36      Vice President - Area Manager

    Wallace A. Cataldo            46      Vice President - Finance and
                                          Administration

    Brian T. Keane                35      Vice President - Area Manager

    Winston R. Hindle, Jr.(1)(2)  65      Director

    John F. Rockart (1)(2)        64      Director

    Robert A. Shafto(1)(2)        60      Director

____________________________

(1) Member of Audit Committee.
(2) Member of Compensation Committee.

All Directors hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. The Company has no standing nominating committee. Officers of the Company serve at the discretion of the Board of Directors.

Mr. John Keane, the founder of the Company, has been Chief Executive Officer, President and a director of the Company since the Company's incorporation in March 1967. Prior to joining the Company, Mr. Keane worked for IBM's Data Processing Division and was employed as a consultant by Arthur D. Little, Inc., a Cambridge, Massachusetts, management consulting firm.

Mr. Longo joined the Company in March 1980 and has been Senior Vice President -- Information Services Division since December 1994. From January 1993 to December 1994, he was Vice President -- Information Services Division, Eastern Region. From May 1987 to January 1993, he was Vice President of the New England area of the Information Services Division. From June 1986 to May 1987, he was an Area Manager of the Information Services Division.

Mr. Paris joined the Company in November 1976. Mr. Paris became Area Manager of the Healthcare Systems Division in 1981 and has served as Vice President and General Manager of HSD since August 1986.

Mr. Cataldo joined the Company in June 1975 and has been Vice President -- Finance since October 1985. Mr. Cataldo served as Chief Financial Officer from November 1983 to October 1985 and as Controller from November 1978 to November 1983.

Mr. John Keane, Jr. joined the Company in 1987 and was promoted to Area Vice President in the Information Services Division in December 1994. From January 1994 to December 1994, Mr. Keane served as an ISD Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. John Keane, Jr. is a son of John Keane, the founder, Chief Executive Officer and a director of the Company, and a brother of Brian Keane, Area Vice President of the Company.

Mr. Brian Keane joined the Company in 1986 and was promoted to Area Vice President in the Information Services Division in December 1994. From July 1992 to December 1994, Mr. Keane served as an ISD Business Area Manager and from January 1990 to July 1992, he served as an ISD Branch Manager. Brian Keane is a son of John Keane, the founder, Chief Executive Officer and a director of the Company and a brother of John Keane, Jr., Area Vice President of the Company.

Mr. Hindle has been a director since February 1995. Mr. Hindle is currently retired. From September 1962 to July 1994, Mr. Hindle served as a Vice President and, subsequently, Senior Vice President of Digital Equipment Corporation. Mr. Hindle is also a director of CP Clare Corporation and Mestech, Inc.

Dr. Rockart has been a director since the Company's incorporation in March 1967. From September 1972 to July 1994, Dr. Rockart has been a Senior Lecturer at the Alfred J. Sloan School of Management of the Massachusetts Institute of Technology since 1974, and has been the Director of The Center for Information Systems Research since 1976. Dr. Rockart is also a director of ComShare Inc. and Renaissance Solutions, Inc.

Mr. Shafto has been a director since July 1994. Mr. Shafto is Chairman, Chief Executive Officer and President of The New England, an insurance and investment firm which he joined in 1972 as Second Vice President for Computer Systems Development and Information Systems. Mr. Shafto was named President and Chief Operating Officer of The New England in 1989 and assumed the position of Chief Executive Officer in January 1992. He was elected to the office of Chairman of The New England effective July 1, 1993. Mr. Shafto is also a director of Fleet Bank of Massachusetts, N.A.

Compensation of the nonemployee directors currently consists of an annual director's fee of $4,000 plus $1,000 and expenses for each meeting of the Board of Directors attended. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, $.10 par value per share; 503,797 shares of Class B Common Stock, $.10 par value per share; and 2,000,000 shares of Preferred Stock, $.01 par value per share. As of March 15, 1996, there were no shares of Preferred Stock outstanding; 15,957,760 shares of Common Stock outstanding and held by approximately 1,672 stockholders; and 288,258 shares of Class B Common Stock outstanding and held by approximately 174 stockholders.

COMMON STOCK AND CLASS B COMMON STOCK:

Voting. Each share of Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. The holders of Common Stock and Class B Common Stock vote as a single class on all actions submitted to a vote of the Company's stockholders, except that separate class votes of the holders of Common Stock and Class B Common Stock are required to authorize further issuances of Class B Common Stock and certain charter amendments. Voting for directors is noncumulative.

As of March 15, 1996, the Class B Common Stock represented 1.8% of the Company's outstanding equity, but had 15.3% of the combined voting power of the Company's outstanding Common Stock and Class B Common Stock. The substantial voting rights of the Class B Common Stock may make the Company less attractive as the potential target of a hostile tender offer or other proposal to acquire the stock or business of the Company and render merger proposals more difficult, even if such actions would be in the best interests of the holders of the Common Stock.

Dividend and Other Distributions. The holders of Common Stock and Class B Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors, out of funds legally available, except that the Board of Directors may not declare and pay a regular quarterly cash dividend on the shares of Class B Common Stock unless a noncumulative per share dividend which is $.05 per share greater is paid at the same time on the shares of Common Stock. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock and Class B Common Stock have the right to ratable portions of the net assets of the Company available after the payment of all debts and other liabilities.

Trading Markets. The Company's Common Stock is traded on the American Stock Exchange. The Common Stock is also registered pursuant to the Securities Exchange Act of 1934, as amended. The Company furnishes to the holders of its Common Stock and Class B Common Stock the same information and reports concerning the Company. Shares of Class B Common Stock are not transferable by a stockholder except for transfers (i) by gift, (ii) in the event of the death of a stockholder, or (iii) by a trust to a person who is the grantor or a principal beneficiary of such trust (individuals or entities receiving Class B Common Stock pursuant to such transfers being referred to as "Permitted Transferees"). The Class B Common Stock is not listed or traded on any exchange or in any market and no trading market exists for shares of the Class B Common Stock. The Class B Common Stock is, however, convertible at all times, and without cost to the stockholder, into shares of Common Stock on a share-for-share basis. Shares of Class B Common Stock are automatically converted into an equal number of such shares of Common Stock in connection with any transfer of such shares other than to a Permitted Transferee. In addition, all of the outstanding shares of Class B Common Stock are convertible into shares of Common Stock upon a majority vote of the Board of Directors.

Future Issuances of Class B Common Stock; Retirement of Class B Common Stock Upon Conversion into Common Stock. The Company may not issue any additional shares of Class B Common Stock without the approval of a majority of the votes of the outstanding shares of Common Stock and Class B Common Stock voting as separate classes. The Board of Directors may issue shares of authorized but unissued Common Stock and Preferred Stock without further stockholder action. All shares of Class B Common Stock converted into Common Stock are retired and may not be reissued.

Other Matters. The holders of Common Stock and Class B Common Stock have no preemptive rights or (except as described above) rights to convert their stock into any other securities and are not subject to future calls or assessments by the Company. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock which the Company may designate and issue in the future. See "Preferred Stock" below.

PREFERRED STOCK: The Company's Articles of Organization authorize the issuance of up to 2,000,000 shares of Preferred Stock, $.01 par value per share. Preferred Stock may be issued from time to time in one or more series, and the Board of Directors is authorized to determine the rights, preferences, privileges and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices and liquidation preferences, of any such series of Preferred Stock, and to fix the number of shares of any such series without any further vote or action by the stockholders. The voting and other rights of the holders of Common Stock and Class B Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY: The Company's Common Stock is traded on the American Stock Exchange under the symbol "KEA." The following table sets forth, for the periods indicated, the high and low closing prices per share as reported by the American Stock Exchange.

                                         Stock Price
                                       High       Low
                                      -------------------
          1995
          First Quarter               $25.50       $20.75
          Second Quarter               25.75        22.63
          Third Quarter                30.63        22.75
          Fourth Quarter               29.50        22.13

          1994
          First Quarter               $23.83       $18.42
          Second Quarter               27.17        22.17
          Third Quarter                24.00        21.08
          Fourth Quarter               23.75        18.75

The closing price of the Common Stock on the American Stock Exchange on March 15, 1996 was $29.00.

The Company has not paid any cash dividend since June 1986. The Company currently intends to retain all of its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's Articles of Organization restrict the ability of the Board of Directors to declare regular quarterly dividends on the Class B Common Stock.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(ALL DOLLAR FIGURES IN THOUSANDS EXCEPT PER SHARE DATA)



                                    First      Second       Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    -------     -------     -------     --------

Year Ended December 31, 1995
Total revenues                      $90,452     $94,647     $96,516     $101,124
Pretax income                         9,037       9,429       8,171        5,948
Net income                            5,151       5,375       4,943        3,788
Net income per share                    .32         .33         .30          .23
Year Ended December 31, 1994
Total revenues                      $86,165     $85,560     $86,641     $ 86,217
Pretax income                         7,213       6,834       7,406        7,027
Net income                            3,967       4,039       4,051        4,178
Net income per share                    .29         .29         .29          .28

ITEM 6.                         SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Year Ended December 31,       1991      1992      1993       1994       1995
-------------------------------------------------------------------------------

Income Statement Data:
Total Revenues              $95,562   $99,279   $175,808   $344,583   $382,739

Operating Income              8,789     9,649     16,430     31,180     31,611
Net income                    5,891     6,278      9,058     16,235     19,257
Net income per share            .54       .57        .76       1.15       1.18
Shares used in per
  share calculation          10,875    11,034     11,898     14,161     16,348
------------------------------------------------------------------------------

Balance Sheet Data:
Total assets                $41,079   $49,316   $ 99,615   $179,002   $194,398
Total debt                      154       206      4,323     12,317      9,146
Stockholders' equity         36,234    43,408     83,114    144,387    167,221
Book value per share           3.39      3.97       6.21       9.04      10.33
Number of shares
  outstanding                10,683    10,921     13,387     15,977     16,194
------------------------------------------------------------------------------

Financial Performance:
Total revenue growth            2.7%      3.9%      77.1%      96.0%      11.1%
Net margin                      6.2%      6.3%       5.2%       4.7%       5.0%
Return on average equity       17.9%     15.8%      16.7%      16.1%      12.3%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS, 1995 VS. 1994: The Company's revenues for 1995 were $382.7 million, up 11.1% from $344.6 million in 1994. Revenues from the Company's Information Services Division ("ISD") amounted to $356.8 million for 1995, up 11.2% from 1994. This increase in ISD revenues is primarily attributable to a strong economy in which companies invested in their information systems. In addition, the Company generated new revenues as a result of its Microsoft Help Desk contract for Windows 95 and the opening of a new office in Grand Rapids, Michigan. Revenues for the Company's Healthcare Services Division ("HSD") were $25.9 million, up 9.3% from 1994. The increase in HSD revenues is primarily attributable to the acquisition of Community Health Computing Corporation in April 1995 and of Source Data Systems, Inc. in November 1995.

Salaries, wages and other direct costs for 1995 were $256.5 million, or 67.0% of revenues, compared to $225.6 million, or 65.5% of revenues, in 1994, a 1.5% increase as a percentage of revenues. The increase in direct cost(s), as a percentage of revenues, is primarily attributable to the fact that large clients are negotiating and obtaining competitive bids for high quality services at lower costs. This results in the Company agreeing to lower rates to win new business, large clients negotiating for volume discounts and limitations on the Company's ability to pass on salary increases for technical personnel to existing accounts. IBM, Keane's largest account, accounted for approximately one-third of the Company's direct cost increase, as a percentage of revenues, as a result of its new National Vendor Agreement that the Company signed in July 1995. This Agreement, in effect, is intended to eventually reduce the over 200 IBM professional services vendors to eight, of which the Company is one. In exchange for expected increases in IBM business, the Company agreed to IBM's new national rates which at the time were approximately 15% lower than the rates the Company had been charging. The Company's strategy to partially reduce the impact of higher payroll costs on margins is to target project and strategic business, which, because of limited competition, typically commands higher rates. In addition, the Company has focused on the marketing of application outsourcing and help desk support business which may result in larger and longer duration engagements with higher productivity and lower selling expenses.

Selling, General & Administrative ("SG&A") expenses for 1995 were $82.5 million, or 21.5% of revenues, compared to $76.4 million, or 22.2% of revenues, in 1994, a 0.7% decrease as a percentage of revenues. The Company's objective is to continue to attempt to reduce SG&A at the same or greater rate than increases in direct costs. The Company seeks to achieve this objective by realizing the economies of scale associated with increasing revenue through a combination of aggressive internal growth and strategic acquisitions without proportionately increasing SG&A.

Amortization of goodwill and other intangible assets for 1995 was $12.2 million, or 3.2% of revenues, compared to $11.5 million, or 3.3% of revenues, in 1994.

Interest and other related expenses for 1995 totaled $0.7 million compared to $3.1 million in 1994. This decrease is primarily attributable to the Company's secondary stock offering of 2.3 million shares of Common Stock in November of 1994, a portion of the proceeds of which were used by the Company to repay all of its outstanding bank indebtedness. Interest and other related income for 1995 totalled $1.6 million, compared to $0.5 million in

1994. This increase is due to the Company investing the net proceeds of the stock offering after paying down the bank indebtedness.

Pretax income for 1995 was $32.6 million, or 8.5% of revenues, up 14.4% from pretax income of $28.5 million, or 8.3% of revenues, in 1994.

The Company's effective tax rate for 1995 was 40.9% compared to 43.0% in 1994. This decline is primarily attributable to a reduction in state income taxes and the recognition of a research and development tax credit.

Net income and earnings per share for 1995 were $19.3 million and $1.18 per share, respectively, up 18.6% from $16.2 million and $1.15 per share, respectively, in 1994.

RESULTS OF OPERATIONS, 1994 VS. 1993: The Company's revenues for 1994 were $344.6 million, a 96.0% increase over the same period last year. Revenues from ISD amounted to $320.9 million for 1994, up 99.4% from 1993. The increase is primarily attributable to the acquisition of AGS on January 5, 1994. Revenues in 1994 for HSD were $23.7 million, up 59.1% from 1993. The increase is primarily attributable to the acquisition of Professional Healthcare Systems in August 1993.

Salaries, wages and other direct costs for 1994 were $225.6 million, or 65.5% of revenues, compared to $113.0 million, or 64.2% of revenues, in 1993. This increase in direct costs for 1994, as a percentage of revenues, is primarily due to the inability to pass on cost increases to existing accounts, pressure by large clients to provide volume discounts, and the need to charge lower rates to win new business and gain market share. The Company attempts to reduce the impact of this trend by seeking out project and strategic support business which typically results in larger and longer duration business and higher billing rates.

SG&A expenses for 1994 were $76.4 million, or 22.2% of revenues, compared to $39.7 million, or 22.6% of revenues, in 1993. Part of the Company's strategy to increase contribution, despite the increase of direct costs, is to aggressively grow both internally and through acquisitions so that SG&A expenses are spread over a broader base of revenues.

Amortization of goodwill and other intangible assets for 1994 was $11.5 million, or 3.3% of revenues, compared to $6.8 million, or 3.8% of revenues, in 1993.
The increase was primarily due to the acquisition of AGS on January 5, 1994.

Interest and other related expenses for 1994 were $3.1 million, compared to $1.0 million in 1993. This increase is primarily attributable to the debt incurred to finance the acquisition of AGS. In November 1994, the Company completed a public offering of 2.3 million shares of Common Stock resulting in net proceeds to the Company of approximately $42.3 million. The Company used approximately $23.0 million of the proceeds to repay the outstanding balance of its bank indebtedness.

Pretax income for 1994 was $28.5 million, or 8.3% of revenue, compared to $15.6 million, or 8.9% of revenues, in 1993.

The Company's effective tax rate for 1994 was 43.0% compared to 41.9% in 1993. The increase in the Company's effective tax rate is principally due to nondeductible goodwill associated with the acquisition of AGS.

Net income and earnings per share for 1994 were $16.2 million and $1.15 per share, respectively, compared to $9.1 million and $.76 per share, respectively, for 1993.

LIQUIDITY AND CAPITAL RESOURCES: The Company's cash and short-term investments at December 31, 1995 increased to $33.2 million from $26.3 million at December 31, 1994. In addition, the Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks for operations and acquisition opportunities. The Company's debt, including accrued interest, as of December 31, 1995 was $9.1 million, which consisted primarily of a $7.4 million non-interest bearing note discounted at 7% payable to NYNEX in three installments in January 1996, January 1997 and January 1998.

Based on its current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations and current available lines of credit will be sufficient to meet its working capital requirements during [at least] the next twelve months.

IMPACT OF INFLATION AND CHANGING PRICES: Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company has continued to experience client pressures to deliver high quality services at lower costs. This is resulting, in some cases, in lower rates for new business and, at times, limits the Company's ability to increase rates at existing accounts.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS: The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

The Company has experienced and expects to continue to experience fluctuations in its quarterly results. A variety of factors influence the level of the Company's revenues in a particular quarter, including general economic conditions which may influence its clients and potential clients to invest in their information systems or to downsize their businesses, the number and requirements of client engagements, employee utilization rates, changes in the rates the Company is able to charge clients for its services, acquisitions by the Company and other factors, many of which are beyond the Company's control. Since a significant portion of the expenses of the Company do not vary relative to the Company's level of revenues, if revenues in a particular quarter do not meet expectations, operating results will be adversely affected, which may have an adverse impact on the market price of the Company's Common Stock. In addition, many of the Company's engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenues and profits. Finally, gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by the Company during a particular period.

In the past five years, the Company has grown significantly through acquisitions, and the Company's future growth may be based in part on selected acquisitions. The Company's ability to expand successfully by acquisitions depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on Keane's revenues and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial results.

The custom software services market is highly competitive and characterized by continual change and improvement in technology. The market is fragmented, and no company holds a dominant position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are larger and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does the Company. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development needs. The Company believes that the bases for competition in the software services industry include the ability to compete cost-effectively, develop strong client relationships, generate recurring revenues, utilize comprehensive delivery methodologies and achieve organizational learning by implementing standard operational processes. In the healthcare software systems market, Keane competes with some companies that are larger in the healthcare market and have greater financial resources than Keane. The Company believes that significant competitive factors in the healthcare software systems market include size and demonstrated ability to provide service to targeted healthcare markets. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

ITEM 8. FINANCIAL HIGHLIGHTS:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page


Report of Independent Accountants.........................................   20



Consolidated Balance Sheets as of December 31, 1994 and 1995..............   21



Consolidated Statements of Income
for the Years Ended December 31, 1993, 1994 and 1995......................   22



Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1993, 1994 and 1995..............................   23



Consolidated Statements of Cash Flows for the Years
Ended December 31, 1993, 1994 and 1995....................................   24



Notes to Consolidated Financial Statements................................25-36

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:


We have audited the consolidated financial statements and the financial statement schedule of Keane, Inc. and subsidiaries listed in Items 14a(1) and
(2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. as of December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Boston, Massachusetts                         Coopers & Lybrand L.L.P.
March 21, 1996

KEANE, INC. CONSOLIDATED BALANCE SHEETS


December 31,                                                         1994             1995
------------------------------------------------------------------------------------------------
Assets
Current:
  Cash and cash equivalents                                    $   26,287,726     $   21,913,322
  Investments (Note B)                                                --              11,331,228
  Accounts receivable, net (Note C):
   Trade                                                           69,045,912         81,022,024
   Other                                                              993,898          1,090,688
  Prepaid expenses and other current assets (Note L)                3,975,377          4,847,649
                                                               --------------     --------------
   Total current assets                                           100,302,913        120,204,911
Property and equipment,net (Note D)                                11,600,214         12,425,542
Intangible assets, net (Note E)                                    65,599,870         58,767,000
Other assets, net (Note L)                                          1,499,216          3,000,659
                                                               --------------     --------------
                                                               $  179,002,213     $  194,398,112
                                                               ==============     ==============
Liabilities
Current:
  Accounts payable                                             $    3,490,416     $    4,696,300
  Accrued expenses and other liabilities  (Note F)                  9,250,153          5,360,013
  Accrued compensation                                              6,852,305          7,925,786
  Notes payable (Note H)                                            4,400,011          3,177,922
  Capital lease obligations (Note G)                                  434,523            433,963
                                                               --------------     --------------
   Total current liabilities                                       24,427,408         21,593,984
Notes payable (Note H)                                              6,941,000          5,427,000
Long-term portion of capital lease obligations (Note G)               541,686            107,448
Deferred income taxes (Note L)                                      2,705,000             49,000
Commitments and  contingencies (Note K)

Stockholders' Equity (Notes I and J)
Preferred stock, par value  $.01, authorized
 2,000,000 shares, none issued                                           --               --
Common stock, par value $.10, authorized
 50,000,000 shares, issued and outstanding
 15,991,412 in 1994 and 16,210,389 in 1995                          1,599,141          1,621,039
Class B common stock, par  value $.10, authorized
 503,797 shares, issued and outstanding
 288,965 in 1994 and 288,258 in 1995                                   28,896             28,825
Additional paid-in capital                                         90,019,442         93,542,841
Cumulative translation adjustment                                     (74,114)           (42,542)
Retained earnings                                                  55,226,080         74,482,933
Less treasury stock at cost, 303,414 shares
 in 1994 and 304,314 shares in 1995                                (2,412,326)        (2,412,416)
                                                               --------------     --------------

       Total stockholders' equity                                 144,387,119        167,220,680
                                                               --------------     --------------
                                                               $  179,002,213     $  194,398,112
                                                               ==============     ==============
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF INCOME


For the Years Ended December 31,                                      1993            1994           1995
--------------------------------------------------------------------------------------------------------------
Total revenues                                                  $  175,808,454  $  344,582,663  $  382,739,492

Salaries, wages and other  direct costs                            112,953,112     225,550,990     256,474,275

Selling, general and administrative expenses                        39,661,278      76,361,573      82,470,444

Amortization of goodwill and other intangible assets                 6,764,199      11,490,247      12,184,014
                                                                --------------  --------------  --------------

  Operating income                                                  16,429,865      31,179,853      31,610,759

Investment income                                                      153,741         451,110       1,635,953

Interest expense                                                       828,589       2,757,628         486,027

Other expenses, net                                                    176,766         392,843         175,832
                                                                --------------  --------------  --------------
  Income before income taxes                                        15,578,251      28,480,492      32,584,853

Provision for income taxes (Note L)                                  6,520,000      12,245,000      13,328,000
                                                                --------------  --------------  --------------
  Net income                                                    $    9,058,251  $   16,235,492  $   19,256,853
                                                                ==============  ==============  ==============
  Net income per share                                                   $0.76           $1.15           $1.18
                                                                ==============  ==============  ==============

Weighted average common and common share
  equivalents  outstanding                                          11,897,817      14,161,500      16,347,753
                                                                ==============  ==============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended
December 31, 1993, 1994 and 1995

                                                                   Class B
                                      Common Stock               Common Stock            Additional
                                 ----------------------     ----------------------       Paid-in
                                 Shares          Amount     Shares          Amount       Capital
-------------------------------------------------------------------------------------------------------
Balance January 1, 1993          10,929,541  $1,092,954     294,548        $29,455       $ 14,765,677

Common Stock issued under:
  1982 Stock Option Plan            141,938      14,193                                       578,763
  1982 Nonstatutory Stock
    Option Plan                      26,625       2,662                                        62,288
  1992 Employee Stock
    Purchase Plan                    47,617       4,763                                       501,356
Conversions of Class B  Common
  Stock into Common Stock             3,945         395      (3,945)          (395)
Proceeds from issuance of
  Common Stock                    2,250,000     225,000                                    28,947,026
Income tax benefit from  stock
  option plans                                                                                312,000
Net income
                               ------------------------------------------------------------------------
Balance December 31, 1993        13,399,666   1,339,967     290,603         29,060         45,167,110

Common Stock issued under:
  1982 Stock Option Plan            217,913      21,791                                     1,154,335
  1992 Employee Stock  Purchase
   Plan                              72,195       7,219                                     1,305,832
Conversions of Class B Common
  Stock into Common Stock             1,638         164      (1,638)          (164)
Proceeds from issuance of
  Common Stock                    2,300,000     230,000                                    42,049,165
Income tax benefit from stock
  option plans                                                                                343,000
Foreign currency  translation
  adjustment
Net income
                               ------------------------------------------------------------------------
Balance December 31, 1994        15,991,412   1,599,141     288,965         28,896         90,019,442

Common Stock issued under:
  1982 Stock Option Plan             85,750       8,575                                       687,115
  1992 Stock Option Plan             44,225       4,423                                       495,360
  1992 Employee Stock Purchase
    Plan                             79,045       7,904                                     1,664,911
  1983 Restricted Stock Purchase
    Plan                              9,250         925                                       191,013
Conversions of Class B Common
  Stock into Common Stock               707          71        (707)           (71)
Income tax benefit from  stock
  option plans                                                                                485,000
Foreign currency  translation
  adjustment
Treasury Stock purchase
Net income
                               ------------------------------------------------------------------------
Balance December 31, 1995        16,210,389  $1,621,039     288,258        $28,825       $ 93,542,841

                                 Cumulative                    Treasury Stock at Cost
                                 Translation     Retained     --------------------------
                                 Adjustment      Earnings      Shares            Amount       Total
-------------------------------------------------------------------------------------------------------
Balance January 1, 1993                          $29,932,337  (303,414)     $(2,412,326)   $ 43,408,097

Common Stock issued under:
  1982 Stock Option Plan                                                                        592,956
  1982 Nonstatutory Stock
    Option Plan                                                                                  64,950
  1992 Employee Stock
    Purchase Plan                                                                               506,119
Conversions of Class B  Common
  Stock into Common Stock                                                                       --
Proceeds from issuance of
  Common Stock                                                                               29,172,026
Income tax benefit from stock
  option plans                                                                                  312,000
Net income                                         9,058,251                                  9,058,251
                               ------------------------------------------------------------------------
Balance December 31, 1993                         38,990,588  (303,414)      (2,412,326)     83,114,399

Common Stock issued under:
  1982 Stock Option Plan                                                                      1,176,126
  1992 Employee Stock  Purchase
   Plan                                                                                       1,313,051
Conversions of Class B Common
  Stock into Common Stock                                                                     --
Proceeds from issuance of
  Common Stock                                                                               42,279,165
Income tax benefit from stock
  option plans                                                                                  343,000
Foreign currency  translation
  adjustment                     $  (74,114)                                                    (74,114)
Net income                                        16,235,492                                 16,235,492
                               ------------------------------------------------------------------------
Balance December 31, 1994           (74,114)      55,226,080  (303,414)      (2,412,326)    144,387,119

Common Stock issued under:
  1982 Stock Option Plan                                                                        695,690
  1992 Stock Option Plan                                                                        499,783
  1992 Employee Stock Purchase
    Plan                                                                                      1,672,815
  1983 Restricted Stock Purchase
    Plan                                                                                        191,938
Conversions of Class B Common
  Stock into Common Stock                                                                       --
Income tax benefit from  stock
  option plans                                                                                  485,000
Foreign currency  translation
  adjustment                         31,572
Treasury Stock purchase                                           (900)             (90)            (90)
Net income                                        19,256,853                                 19,256,853
                               ------------------------------------------------------------------------
Balance December 31, 1995        $  (42,542)     $74,482,933  (304,314)     $(2,412,416)   $167,220,680

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31,                                                  1993               1994             1995
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                                                 $  9,058,251       $  16,235,492     $  19,256,853
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                               9,024,500          16,321,231        17,767,553
    Deferred income taxes                                                      (2,160,000)          1,660,000        (1,023,000)
    Provision for doubtful accounts                                             1,164,000             619,491           850,771
    Loss on sale of property and equipment                                          5,045              74,565            72,657
    Accrued interest on long-term debt, net                                       200,007             656,005           134,740
    Tax Benefit from stock options                                                312,000             343,000           485,000
  Changes in assets and liabilities, net of acquisitions:
   (Increase) in accounts receivable                                           (7,486,728)        (14,073,680)      (11,285,320)
   (Increase) in prepaid expenses and other assets                               (540,102)           (870,013)       (3,255,602)
   (Decrease) in accounts payable and accrued
     expenses and other liabilities                                            (3,503,708)         (9,720,942)       (4,011,861)
   Increase (decrease) in income taxes payable                                  1,927,253          (2,779,966)               --
                                                                            -------------       -------------     -------------
Net cash provided by operating activities                                       8,000,518           8,465,183        18,991,791
                                                                            -------------       -------------     -------------
Cash Flows From Investing Activities:
  Purchase of investments                                                      (4,869,389)                --        (13,343,294)
  Sale of investments                                                             538,103          4,869,389          2,012,066
  Purchase of property and equipment                                           (1,751,120)        (3,581,214)        (5,675,206)
  Proceeds from sale of property and equipment                                     23,245            156,400            111,056
  Payments for acquisitions                                                   (38,094,000)       (47,122,012)        (8,909,564)
                                                                            -------------       -------------     -------------
  Net cash used for investing activities                                      (44,153,161)        (45,677,437)      (25,804,942)

Cash Flows From Financing Activities:
  Borrowings under long-term debt                                              58,000,000         122,000,000                --
  Payments under long-term debt                                               (58,000,000)       (122,000,000)               --
  Principal payments under capital lease obligations                              (82,712)           (511,994)         (430,377)
  Proceeds from issuance of common stock                                       30,336,051          44,768,342         2,869,123
                                                                            -------------       -------------     -------------
Net cash provided by financing activities                                      30,253,339          44,256,348         2,438,746
                                                                            -------------       -------------     -------------
  Net increase (decrease) in cash and cash equivalents                         (5,899,304)          7,044,094        (4,374,405)
  Cash and cash equivalents at beginning of year                               25,142,936          19,243,632        26,287,726
                                                                            -------------       -------------     -------------
  Cash and cash equivalents at end of year                                  $  19,243,632       $  26,287,726     $  21,913,321
                                                                            =============       =============     =============
Supplemental information:
  Interest paid                                                             $     629,000       $   2,102,000     $          --
  Income taxes paid                                                             6,595,000          14,042,000        14,463,000
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Keane, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NATURE OF OPERATIONS: The Company provides software design, development, integration and management services for corporations and healthcare facilities. The Company serves its clients through two operating divisions and a network of 40 branch offices and satellite offices located across the United States and in Canada. The Information Services Division ("ISD"), which accounted for approximately 93% of the Company's revenues in 1995, provides software design, development and management services to corporations and government agencies with large and recurring software development needs. The Healthcare Services Division ("HSD") develops, markets and supports financial, patient care and clinical application software for hospitals and long-term care facilities. The Company primarily provides services to Fortune 1000 companies.

REVENUE RECOGNITION: The Company provides system design, implementation and support services under contracts. Revenues are recognized at contractually determined rates based on hours incurred or, in the case of software application sales, on the basis of customer acceptance over the period of software implementation. Software application sales, including related implementation fees, amounted to approximately $1,489,000, $3,203,000 and $2,444,000 in 1993,
1994 and 1995, respectively.

The Company provides services to multiple General Electric (GE) and International Business Machines (IBM) locations. The Company believes that each GE and IBM location served by the Company is essentially autonomous. Each location contracts separately for its services and each contract involves different projects. Aggregate revenues for GE totaled approximately $47,000,000, $37,000,000 and $33,000,000 in 1993, 1994 and 1995, respectively. Aggregate revenues for IBM totaled approximately $21,000,000, $57,000,000 and $51,000,000 in 1993, 1994 and 1995, respectively.

FOREIGN CURRENCY TRANSLATION: All assets and liabilities of the Company's Canadian subsidiary are translated at exchange rates in effect at the end of the period. Income and expenses are translated at rates that approximate those in effect on transaction dates. The translation differences are charged or credited directly to the translation adjustment account included as part of stockholders' equity. Foreign exchange gains and losses are included in other income (expense).

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents at December 31, 1995 include investments in commercial paper ($15.0 million) and money market funds ($3.5 million).

FINANCIAL INSTRUMENTS: The carrying amounts of cash equivalents and investments approximate their fair values. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's debt obligations approximates their carrying value.

INVESTMENTS: Investments are stated at fair value as reported by the investment custodian. The amortized cost of debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Investments are currently designated as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and as such, unrealized gains and losses are reported in a separate component of stockholders' equity. At December 31, 1995, the market value of these investments approximated cost.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Repair and maintenance costs are charged to expense. Depreciation is computed on a straight-line basis over estimated useful lives of 25 to 40 years for buildings and improvements, and 3 to 5 years for office equipment, computer equipment and software. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the term of the lease. Upon disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

INTANGIBLE ASSETS: Intangible assets consist principally of goodwill, the excess of the purchase price over the appraised fair value of assets acquired in acquisitions, and acquired customer-based intangibles, noncompetition agreements, and software initially recorded at appraised fair value.
Intangibles are amortized on a straight-line basis over 14 or 15 years for goodwill and 3 to 15 years for other intangibles. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill and the amount of such impairment by comparing anticipated undiscounted future operating income from acquired business units with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

The Company capitalized approximately $500,000 and $1,300,000 of computer software development costs during 1994 and 1995, respectively. These costs will be amortized over the expected life of the product beginning in 1996 when the product is released.

INCOME TAXES: The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NET INCOME PER SHARE: Net income per share is based upon the weighted number of shares of Common Stock, Class B Common Stock, and common share equivalents outstanding during the year. The number of shares used in the per share calculation, as adjusted for the 3 for 2 stock splits described in Note I, was 11,897,817 in 1993, 14,161,500 in 1994 and 16,347,753 in 1995.

RECENT PRONOUNCEMENTS: In April 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") was issued. The Company intends to adopt SFAS 121 in 1996 and does not expect it to have a material impact on the Company's financial condition, results of operations or net cash flows.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.   INVESTMENTS

The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. The Company's investments include obligations of the U.S. Government ($6,295,185) and commercial paper ($5,036,043). Contractual maturities at December 31, 1995 were $2,605,798 due within one year and $8,725,430 due after one through three years. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. There was no gain or loss, based on a specific identification basis, realized on the sale of available for sale securities during the year ended December 31, 1995.

C.   ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $2,483,000 and $1,916,000 at December 31, 1994 and 1995,
respectively.

D.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         December 31,
                                                       1994          1995
                                                   -----------   -----------
Buildings and improvements                         $   707,063   $   893,065
Office equipment                                    17,384,308    21,268,330
Computer equipment and software                      2,721,917     4,121,648
Leasehold improvements                               1,848,723     2,352,386
                                                   -----------   -----------
                                                    22,662,011    28,635,429

Less accumulated depreciation and amortization      11,061,797    16,209,887
                                                   -----------   -----------

                                                   $11,600,214   $12,425,542
                                                   ===========   ===========

Depreciation expense totaled $2,228,152, $4,801,424 and $5,583,539 in 1993, 1994 and 1995, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $1,636,448 and $1,773,276 with accumulated amortization totaling $693,525 and $1,116,436 at December 31, 1994 and 1995, respectively.

E.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                           December 31,
                                                      1994             1995
                                                   -----------------------------
Goodwill                                           $ 19,302,21      $20,213,814
Noncompetition agreements                           21,985,000       22,135,000
Customer-based intangibles                          37,463,963       37,855,336
Software                                             5,169,450        8,088,789
Other                                                  294,000               --
                                                   -----------      -----------

                                                    84,214,631       88,292,939

Less accumulated amortization                       18,614,761       29,525,939
                                                   -----------      -----------
                                                   $65,599,870      $58,767,000
                                                   ===========      ===========

F.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                           December 31,
                                                      1994             1995
                                                   -----------      -----------
Deferred savings and profit sharing plan           $ 1,681,245      $ 1,664,738
Health insurance costs                               1,895,062          301,510
Accrued payroll taxes                                  817,335          443,893
Accrued rent obligations                             1,350,015          622,951
Other                                                3,506,496        2,326,921
                                                   -----------      -----------
                                                   $ 9,250,153      $ 5,360,013
                                                   ===========      ===========

G.   CAPITAL LEASE OBLIGATIONS

The Company finances certain equipment through capital leases. At December 31, 1995, future minimum lease payments under noncancelable capital leases, together with the present value of minimum lease payments, are summarized below:


Year ending December 31, 1996                               $464,633
Year ending December 31, 1997                                109,494
                                                            --------
Total minimum payments                                       574,127
Less amount representing future interest                      32,716
                                                            --------
Present value of net minimum payments                        541,411
Less current portion                                         433,963
                                                            --------
Long-term portion of capital lease payments                 $107,448
                                                            ========

Equipment acquired under capital lease obligations in 1995 totaled approximately $162,000.

H.   NOTES PAYABLE

In conjunction with the Company's acquisition of General Electric Consulting (see Note N), a $4 million note with interest of 5% was payable to General
Electric on December 29, 1995.   The note was subject to reduction to the extent
that the Company's average annual revenue from business with General Electric and its affiliates during the three year period ending December 31, 1995 was less than a specified amount. The Company's revenue from business with General Electric was less than the specified amount and, accordingly, the principal amount was reduced to $324,750 which was paid in January 1996. In addition, the $400,010 of interest accrued in prior years was reduced to approximately $52,000. The reduction in the principal amount of the note resulted in a commensurate reduction in goodwill. The reduction in previously accrued interest of approximately $348,000 was recorded as a reduction in interest expense in 1995.

In conjunction with the AGS acquisition (see Note N), the Company and NYNEX also executed a separate noncompetition agreement covering a four-year period in exchange for a noninterest-bearing $12.0 million subordinated note due in four equal annual installments of $3.0 million beginning in January 1995. Subsequently, the Company made certain disbursements, totaling approximately $2.9 million, on behalf of NYNEX. In 1994, NYNEX reimbursed these amounts and made certain other adjustments to the purchase price by offsetting $4.0 million against the first two installments due under the subordinated note. The Company has recorded the note at its present value discounted at 7% which equaled $6,941,000 at December 31, 1994 and $7,427,000 (of which $5,427,000 was classified as long term) at December 31, 1995.

In conjunction with the Company's acquisition of Source Data Systems, Inc. on November 1, 1995, an $800,000 note, bearing interest at 5%, is payable one year from the purchase date.

I.   CAPITAL STOCK

In August 1993, the Company distributed a stock split effected in the form of a stock dividend of one share of Common Stock for every two shares of Common Stock and one share of Common Stock for every two shares of Class B Common Stock then outstanding. All share and per share data has been adjusted to reflect this stock split. In October 1993, the Company had a secondary public offering resulting in the issuance of 2,250,000 shares of Common Stock at $13.83 per share, the proceeds of which totaled $29,172,026, net of related commissions and other expenses.

In May 1994, the stockholders approved an amendment to the Company's Articles of Organization increasing the number of shares of Common Stock authorized for issuance to 50,000,000 shares. In September 1994, the Company distributed a stock split effected in the form of a stock dividend of one share of Common Stock for every two shares of Common Stock and one share of Common Stock for every two shares of Class B Common Stock then outstanding. All share and per share data has been adjusted to reflect this stock split. In November 1994, the Company completed a secondary public offering resulting in the issuance of 2,300,000 shares of Common Stock at $19.50 per share, the proceeds of which totaled $42,279,165, net of related commissions and other expenses.

The Company has three classes of share capital: Preferred Stock, Common Stock and Class B Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock generally vote as a single class with holders of Common Stock but are entitled to 10 votes for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption price or prices and liquidation preferences, of any series of Preferred Stock, and to fix the number of shares of any such series. The Common Stock and Class B Common Stock have equal liquidation and dividend rights except that any regular quarterly dividend declared shall be $.05 per share less for holders of Class B Common Stock. Class B Common Stock is nontransferable, except under certain conditions, but may be converted into Common Stock on a share-for-share basis at any time. Conversions to common stock totaled 3,945, 1,638 and 707 shares in 1993, 1994 and 1995, respectively. Shares of common stock reserved for conversions totaled 288,258 at December 31, 1995.

J.   STOCK OPTION, STOCK PURCHASE, COMPENSATION AND RETIREMENT PLANS

STOCK OPTION PLANS: The 1982 Incentive Stock Option Plan provides for grants of stock options of up to 900,000 shares of the Company's Common Stock to be made to officers and key employees. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. Transactions under the plan for the three years ended December 31, 1995 are as follows:

                                               Common         Option
                                                Stock       Price Range
                                            ------------------------------
Outstanding at December 31, 1992              555,248
 Exercised                                   (141,937)    $1.26 -- $8.11
 Canceled/Expired                             (27,397)
                                            ---------
Outstanding at December 31, 1993              385,914      2.96 --  8.11
 Exercised                                   (217,914)     2.96 --  8.11
                                            ---------
Outstanding at December 31, 1994              168,000               8.11
 Exercised                                    (85,750)              8.11
                                            ---------
Outstanding at December 31, 1995               82,250              $8.11
                                            =========

Exercisable stock options at December 31, 1994 and 1995 totaled 69,750 and 82,250, respectively. Shares of common stock reserved for future options totaled 244,469 at December 31, 1995.

The 1992 Stock Option Plan provides for grants of stock options of up to 900,000 shares of the Company's Common Stock to employees, officers and directors of, and consultants and advisors to, the Company. The Company may grant options that are intended to qualify as incentive stock options under Section 442 of the Internal Revenue Code ("incentive stock options") or nonstatutory options not intended to qualify as incentive stock options. At December 31, 1995, there were 37,775 shares currently exercisable and 420,250 shares remained available for future grant.

Transactions under the plan since the inception are as follows:

                                               Common           Option
                                               Stock          Price Range
                                            ---------------------------------
Outstanding at December 31, 1992                 --
 Granted                                      332,625       $11.11 -- $15.33
 Canceled/Expired                             (18,000)
                                            ---------
Outstanding at December 31, 1993              314,625
   Granted                                    106,000        18.42 --  24.67
   Canceled/Expired                           (47,625)
                                            ---------
Outstanding at December 31, 1994              373,000        11.11 --  24.67
   Granted                                    186,500        20.75 --  29.00
   Exercised                                  (44,225)
   Canceled/Expired                           (79,750)
                                            ---------

Outstanding at December 31, 1995              435,525       $11.11 -- $29.00
                                            =========

STOCK PURCHASE PLANS: The 1983 Restricted Stock Purchase Plan provides for grants of 506,250 shares of Common Stock to be made to key employees at the discretion of the compensation committee of the Board of

Directors. No grants were issued during 1993 and 1994 with 9,250 shares issued during 1995. At December 31, 1995, 344,440 shares remained available for future grants. Restrictions on the sale or transfer of shares lapse three years after the date of grant. As grants are issued, deferred compensation equivalent to the market value at the date of grant, less $.10 per share of the purchase price, is amortized to compensation expense over the three-year vesting period. The amount of amortization for 1995 was $53,000.

The 1992 Employee Stock Purchase Plan provides for the purchase of 337,500 shares of Common Stock by qualifying employees at a purchase price of 85% of the market value of the stock on the purchase date. During 1993, 1994 and 1995, participants in this plan purchased 47,618, 72,195 and 79,045 shares, respectively. Shares available for future purchases totaled 125,335 at December 31, 1995.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued. The Company intends to adopt the disclosure provisions of SFAS 123 in 1996 using the intrinsic value based method of accounting, and has yet to determine the impact of the required pro forma disclosures.

COMPENSATION PLANS: During 1983, the Company established a deferred compensation plan to provide retirement income for key employees. No amounts have been allocated to this plan since 1984. During 1988, the Company established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 1993, 1994 and 1995 approximated $1,824,000, $4,887,000 and $5,075,000, respectively.

DEFERRED SAVINGS AND PROFIT SHARING PLAN: During 1984, the Company established a deferred Savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 15% of their salary to the plan. The Company makes discretionary contributions to the plan based on a percentage of contributions made by the eligible employees and profits of the Company. The Company's contributions vest after the employee has completed 42 months of service and for 1993, 1994 and 1995 amounted to approximately $1,004,000, $1,682,000 and
$1,664,000, respectively.

K.  COMMITMENTS AND CONTINGENCIES

The Company's corporate offices are located in Boston, Massachusetts. The building is leased from a partnership in which certain officers, directors and shareholders of the Company are limited partners. The lease is for a term of twenty years at annual rentals of $682,000 through February 1996 and at prevailing market rates in subsequent years through 2006. The Company is also required to pay specified percentages of annual increases in real estate taxes and operating expenses.

The Company leases additional office space and apartments under operating leases, some of which may be renewed for periods up to five years, subject to increased rentals. Rental expense for all of the Company's facilities amounted to approximately $3,763,000 in 1993, $8,100,000 in 1994 and $8,880,000 in 1995.
The Company is committed to minimum annual rental payments under all leases of approximately $9,389,000 in 1996, $6,640,000 in 1997, $4,899,000 in 1998,
$3,147,000 in 1999, $1,726,000 in 2000 and an aggregate of $3,989,000 from 2001 to 2006.

On December 31, 1992, Four Star Capital Corporation ("Four Star") commenced a civil action against AGS Computers, Inc. ("AGS"), NYNEX Corporation ("NYNEX") and Derek Proctor, a former employee of AGS, in Superior Court of California, County of Marin, alleging, among other matters, breach of contract with respect to the solicitation of business for NYNEX and AGS in China. The case was subsequently removed to the United States District Court for the Northern District of California and transferred to the United States District Court for the Southern District of New York. Four Star originally sought damages in the amount of $5,600,000. However, on May 3, 1994, Four Star amended its complaint to provide for a claim seeking relief in the amount of $25,000,000. Keane acquired all of the outstanding capital stock of AGS in January 1994.

On August 29, 1994, Marketing and Management Information, Inc. ("MAMI") commenced a civil action against the Company, General Electric Consulting Services Corporation ("GECON") and General Electric Company (General Electric Information Services) ("GEIS") in the Circuit Court for Montgomery County, Maryland, Case Number 123797. The Complaint alleges claims for breach of contract, fraud and negligent misrepresentation in connection with a consulting contract for computer development work between MAMI and GECON. The Company assumed this contract as part of its acquisition of certain assets of GECON in January 1993. The contract price for the consulting work alleged in the Complaint totaled approximately $425,000. Despite the limitation on recoverable damages contained in the contract, MAMI has alleged damages in excess of $50,000,000 and has claimed punitive damages in an amount more than double the compensatory claim.

The Company has denied the allegations of the Complaint and asserted a number of affirmative defenses, including the defense that the claims of damages asserted in the Complaint are barred by the terms of the underlying contract. The Company was granted summary judgment on certain of MAMI'S claims. The remaining claims as they apply to the Company concern only allegations pertaining to the failure to refund $25,000 under contract and misrepresentation pertaining to stated delivery dates. Trial on this matter commenced before a judge sitting without a jury in late February 1996. The Company expects the court to render its decision within 60 to 90 days of the end of the trial.

The Company is also involved in other litigation and various legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company believes these litigation matters are without merit and intends to defend these matters vigorously. However, an unfavorable outcome in any of these matters, which are expected to be resolved within one year, could result in a material loss.

During 1995, the Company and IBM agreed in principle to a transfer of certain customer relationships and certain proprietary products to IBM. Subsequently, the Company has provided resources, primarily personnel, to IBM which assumed the management of certain customer projects pending execution of formal documents among all the parties. Subsequent to year end, the Company has determined that it will be unable to obtain the necessary agreements to effect the transfer and customer assignments. The accompanying financial statements reflect receivables for project revenues and certain other costs aggregating approximately $2,000,000 which management anticipates will be recovered from its customers and/or IBM. It is reasonably possible that the Company will have to litigate in order to recover this amount. In addition, it is reasonably possible that a customer may assert claims against the Company in connection with performance on one of the projects.


L.  INCOME TAXES

The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The foreign tax benefit recognized in 1994 represents the carryback of 1994 foreign losses to recover foreign income taxes paid in previous years.

The provision for income taxes consists of the following:


                                           Years Ended December 31,
                                   1993                1994                1995
                                 -----------------------------------------------
Current:
 Federal                          $ 6,545,000     $ 8,315,000     $11,097,000
 State                              2,135,000       2,617,000       3,185,000
 Foreign                                             (347,000)         69,000
                                  -----------     -----------     -----------
   Total                            8,680,000      10,585,000      14,351,000
                                  -----------     -----------     -----------

Deferred:
 Federal                           (1,634,000)      1,260,000        (847,000)
 State                               (526,000)        400,000        (176,000)
                                  -----------     -----------     -----------
   Total                           (2,160,000)      1,660,000      (1,023,000)
                                  -----------     -----------     -----------
                                  $ 6,520,000     $12,245,000     $13,328,000
                                  ===========     ===========     ===========

A reconciliation of the statutory income tax provision with the effective income tax provision is as follows:

                                            Years Ended December 31,
                                        1993           1994           1995
                                  ---------------------------------------------
Federal income taxes at 35%          $5,452,000     $ 9,968,000    $11,405,000

State income taxes,                   1,046,000       1,961,000      2,127,000
 net of federal tax benefit

Tax credits                                  --              --       (241,000)

Other, net                               22,000         316,000         37,000
                                     ----------     -----------    -----------
                                     $6,520,000     $12,245,000    $13,328,000
                                     ==========     ===========    ===========

The components of the net deferred tax assets and liabilities are as follows:



                                        1/1/94        12/31/94        12/31/95
                                  ---------------------------------------------
Current:
  Allowance for doubtful accounts    $  609,000     $ 1,030,000    $   754,000
  Employee medical benefits             465,000         785,000       (352,000)
  Accrued expenses                           --         437,000        217,000
                                     ----------     -----------    -----------
    Total current assets             $1,074,000     $ 2,252,000    $   619,000
                                     ==========     ===========    ===========

Long-term:
  Customer based intangibles         $       --     $(7,152,000)   $(6,654,000)
  Amortization of intangible
   assets                             1,416,000       3,759,000      6,495,000
  Accrued rents                              --         750,000        177,000
  Depreciation and other               (275,000)        (62,000)       (67,000)
                                     ----------     -----------    -----------
    Long-term assets
     (liabilities)                   $1,141,000     $(2,705,000)   $   (49,000)
                                     ==========     ===========    ===========

The current component is included in prepaid expenses and other current assets on the balance sheet.

M. RESEARCH AND DEVELOPMENT

Research and development expenses were approximately $1,566,000, $2,842,000 and $3,997,000 in 1993, 1994 and 1995, respectively.

N. BUSINESS ACQUISITIONS

Effective January 1, 1993, the Company acquired the business and selected assets and liabilities of General Electric Consulting Services Corporation ("GE Consulting"), a wholly owned subsidiary of General Electric Company ("General Electric"), primarily engaged in the business of providing software services. The Company and General Electric also, as provided in the agreement, executed a separately funded noncompetition agreement. The total cash and notes (Note H) paid in connection with the acquisition and the noncompetition agreement was

$37,700,000, after adjustments, as provided in the agreement. During 1993, the Company also acquired the software and selected assets of Professional Healthcare Systems, Inc. (PHS) for cash of $4,400,000 and assumed liabilities totaling $2,404,000.

These acquisitions were accounted for by the purchase method of accounting. Accordingly, the assets acquired, including primarily customer-based intangibles, noncompetition agreements, software, and property and equipment, have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as goodwill.

On January 5, 1994, the Company purchased the stock of AGS from NYNEX Worldwide Services Group, Inc. ("NYNEX"), a wholly owned subsidiary of NYNEX Corporation. AGS provides information technology consulting services, including systems integration and staff supplementation, to businesses and government agencies in the United States and Canada. The initial amount paid in connection with the stock purchase was approximately $46.1 million which was financed by internal cash and investments of $25.1 million and new bank borrowings of $21.0 million. The Company and NYNEX also executed a separate noncompetition agreement covering a four-year period in exchange for the Company's $12.0 million noninterest-bearing subordinated note. (Note H)

The acquisition of AGS has been accounted for by the purchase method of accounting. Accordingly, the assets acquired, including primarily customer-based intangibles, the noncompetition agreement and accounts receivable, have been recorded at their fair values at the date of acquisition. The customer-based intangibles and noncompetition agreement are being amortized on a straight-line basis over fifteen years and four years, respectively. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a 15-year period.

The unaudited proforma results of operations of the Company and AGS, as if the acquisition had occurred on January 1, 1993, based on the final allocation of purchase price is as follows: 1993 total revenues, $342,699,000, net income, $12,840,000, and net income per share, $1.08. The unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1993.

Effective April 1, 1994, the Company acquired specific assets and assumed certain liabilities of The Geary Corporation at an estimated purchase price of $3.2 million. The Geary Corporation was based in Pittsfield, Massachusetts and had been engaged in the business of providing software consulting services to customers located primarily in western Massachusetts and the upper New York state market. The acquisition was financed through the Company's line of credit. During 1995, the Company paid the final balance due under the purchase agreement of approximately $1.0 million.

During 1995, the Company completed three acquisitions. The aggregate purchase price of these acquisitions totaled $7.9 million. These acquisitions were accounted for by the purchase method of accounting. Accordingly, the assets acquired, including primarily customer-based intangibles, noncompetition agreements and software, have been recorded at their fair values at the date of acquisitions. The customer-based intangibles, noncompetition agreements and software are being amortized on a straight-line basis over periods ranging from three to five years. The excess of purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a 15-year period.

O.  BANK DEBT

In January 1994, the Company entered into a new $45,000,000 revolving credit agreement replacing its existing line of credit. The outstanding balance was repaid with the proceeds of the 1994 offering described in Note I. Borrowings under the line were at the bank's corporate rate. In July 1995, the Company canceled the revolving credit agreement and replaced it with a new $20,000,000 demand line credit from two banks. Borrowings will bear interest at the bank's base rate (the prime rate). There were no borrowings under either line during 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 1996 (the "1996 Proxy Statement") under the caption "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated herein by reference to the Company's 1996 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is incorporated herein by reference to the Company's 1996 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated herein by reference to the Company's 1996 Proxy Statement under the caption "Certain Related Party Transactions."

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        Financial Statements
              --------------------

The following consolidated financial statements are included in Part II, Item 8:

                                                                          Page
Report of Independent Accountants...................................       20

Consolidated Balance Sheets as of December 31, 1994 and 1995........       21

Consolidated Statements of Income
For the Years Ended December 31, 1993, 1994 and 1995................       22

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1993, 1994 and 1995................       23

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1993, 1994 and 1995................       24

Notes to Consolidated Financial Statements..........................    25-36

(2)      Financial Statement Schedules
         -----------------------------

         The following consolidated financial statement schedule of Keane, Inc. and subsidiaries is filed as part of this Annual Report on Form 10-K:

         Schedule II - Valuation and Qualifying Accounts............       46

         All other schedules are omitted as they are either not required, not applicable, or are otherwise included in this Form 10-K.

(b)      Exhibits
         --------

         The Exhibits listed below are filed as part of this Annual Report.

         3.1 -- Articles of Organization of the Registrant, as amended, are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-85206).

         3.2 -- By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

         *10.1 -- Key Employees Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-33557), as filed with the Securities and Exchange Commission (the "Commission") on February 21, 1990 and declared effective by the Commission on March 8, 1990 (as amended, the "Registration Statement").

         *10.2   --  Keane, Inc. 401(k) Deferred Savings and Profit Sharing Plan
         is incorporated herein by reference to Exhibit 10.2 to the Registration Statement.

         *10.3 --    1982 Incentive Stock Option Plan (the "Option Plan") is
         incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 Form 10-K"). On January 9, 1990, the Board of Directors of the Registrant adopted an Amendment to Section 4 of the Option Plan increasing the number of shares eligible for issuance thereunder to 900,000.

         *10.4 --    Amendments to the Option Plan effective as of February 15,
         1990 and March 7, 1990 are incorporated herein by reference to
         Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K").

         *10.5   --  1978 Employee Stock Purchase Plan (the "Stock Purchase
         Plan") is incorporated herein by reference to Exhibit 10(b) to the 1988 Form 10-K.

         *10.6   --  Amendments to the Stock Purchase Plan effective as of
         February 15, 1990 are incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K").

         *10.7   --  1983 Restricted Stock Plan (the "Restricted Stock Plan") is
         incorporated herein by reference to Exhibit 10.5 to the Registration Statement.

         *10.8   --  Amendment to the Restricted Stock Plan effective as of
         February 15, 1990 is incorporated herein by reference to Exhibit 10-4 of the 1990 Form 10-K.

         10.9 -- 1992 Stock Option Plan is incorporated herein by reference to Exhibit 10.9 to the 1992 Form 10-K.

         10.10 -- 1992 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.10 to the 1992 Form 10-K.

         10.11 -- Lease dated February 20, 1985, between the Registrant and Jonathan G. Davis, as Trustee of City Square Development Trust (the "Trust"), is incorporated herein by reference to Exhibit 10.6 to the Registration Statement.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(A) and (C) of this report.

         10.12 -- First Amendment of Lease dated March 19, 1985, between the Registrant and the Trust, is incorporated herein by reference to
         Exhibit 10.7 to the Registration Statement.

         10.13 -- Second Amendment of Lease dated November 1985, between the Registrant and the Trust, is incorporated herein by reference to
         Exhibit 10.8 to the Registration Statement.

         10.14 -- Documents relating to the Lease for the property at 420 Bedford Street, Lexington, Massachusetts, are incorporated herein by reference to Exhibit 10.9 to the Registration Statement.

                 (a) Lease dated December 15, 1982, between the Registrant and Elandzee Trust.


                 (b) First Amendment of Lease dated May 6, 1983, between the Registrant and Elandzee Trust.


                 (c) Second Amendment of Lease dated March 20, 1974, between the Registrant and Elandzee Trust.

                 (d) Letter dated August 14, 1985 amending Lease, between Registrant and Elandzee Trust.

                 (e) Letter dated September 2, 1987 amending Lease, between the Registrant and Elandzee Trust.

                 (f) Third Amendment of Lease dated January 27, 1988, between the Registrant and Elandzee Trust.

                 (g) Fourth Amendment of Lease dated April 18, 1989, between the Registrant and Elandzee Trust.

         10.15 -- Documents relating to the acquisition of General Electric Consulting Services Corporation ("GECON") are incorporated herein by reference to Exhibit 10.26 to the 1992 Form 10-K:

                 (a) Asset Purchase Agreement dated as of December 18, 1992, among the Registrant, GECON and General Electric Company ("General Electric").

                 (b) Bill of Sale dated January 4, 1993, delivered by GECON to the Registrant.

                 (c) Instrument of Assumption of Liabilities dated January 4, 1993, executed by the Registrant in favor of GECON.

                 (d) Agreement Not to Compete dated January 4, 1993, between the Registrant and General Electric.

                 (e) Purchase Money Promissory Note of the Registrant dated January 4, 1993, in the original principal amount of $5,000,000 in favor of GECON.

                 (f) Purchase Money Promissory Note of the Registrant dated January 4, 1993, in the original principal amount of $4,000,000 (subject to adjustment) in favor of GECON.

                 (g) Subordination Agreement dated as of January 4, 1993, among the Registrant, the Banks and GECON.

         10.16 -- Documents relating to the acquisition of certain assets of Professional Healthcare Systems, Inc. ("PHS") are incorporated herein by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993:

                 (a) Foreclosure Sale Agreement dated as of August 20, 1993, between the Registrant and Chemical Bank ("Chemical").

                 (b) Agreement to Assume Liabilities dated as of August 20, 1993, between the Registrant and PHS.

                 (c) Foreclosure Bill of Sale dated August 27, 1993, delivered by Chemical to the Registrant.

                 (d) Instrument of Assumption of Liabilities dated August 27, 1993, between the Registrant and PHS.

         10.17 -- Documents relating to the acquisition of AGS Computers, Inc. ("AGS") and Lamarian Systems, Inc. ("Lamarian"):

                 (a) Stock Purchase Agreement dated as of December 16, 1993 (the "Agreement"), with Exhibits, among the Registrant, NYNEX Worldwide Services Group, Inc. ("NWSG"), NYNEX Network Systems Company, AGS and Lamarian is incorporated herein by reference to Exhibit 2(A) to the Registrant's Current Report on Form 8-K dated January 19, 1994.

                 (b) Noncompetition Agreement dated as of January 5, 1994, between the Registrant and NWSG is incorporated herein by reference to Exhibit 27(A) to the Registrant's Current Report on Form 8-K dated January 19, 1994.

                 (c) Tax Matters Agreement, dated December 16, 1993, between NWSG, AGS and the Registrant is incorporated herein by reference to Exhibit 27(B) to the Registrant's Current Report on Form 8-K dated January 19, 1994.

                 (d) Promissory Note of the Registrant dated January 5, 1994, in the original principal amount of up to $12,000,000 in favor of NWSG is incorporated herein by reference to Exhibit 27(C) to the Registrant's Current Report on Form 8-K dated January 19, 1994.

                 (e) Settlement Agreement with NYNEX for the purchase of AGS is incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

         10.18 -- Documents relating to the Demand Lines of Credit with Shawmut Bank, N.A. and the First National Bank of Boston (the "Banks") are incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995:

                 (a) Demand Money Market Promissory Note dated as of May 1, 1995, in the amount of $10,000,000, between the Registrant and Shawmut Bank.

                 (b) Loan Agreement dated July 20, 1995, in the amount of $10,000,000, between the Registrant and Bank of Boston.

  11. Statement of Computation of Earnings Per Share............ 42

  21. Schedule of Subsidiaries of the Registrant................ 43

  23. Consent of Coopers & Lybrand L.L.P........................ 44

(c)  Report on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this Annual Report on Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    KEANE, INC.
                                                    (Registrant)




                                                  /s/ John F. Keane
                                                  -----------------------------
                                                  By:  John F.  Keane
                                                  President
                                                  (Principal Executive Officer)

Date:  March 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John F. Keane              3/27/96  /s/ Wallace A. Cataldo         3/27/96
-----------------------------  -------  -----------------------------  -------
John F. Keane                  Date     Wallace A. Cataldo             Date
President,                              Vice President, Finance and
Principal Executive Officer             Principal Accounting Officer
and Director

/s/ John F. Rockart            3/27/96  /s/ Robert A. Shafto           3/27/96
-----------------------------  -------  -----------------------------  -------
John F. Rockart                Date     Robert A. Shafto               Date
Director                                Director

                                        /s/ Winston R. Hindle, Jr.     3/27/96
                                        -----------------------------  -------
                                        Winston R. Hindle, Jr.         Date
                                        Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

KEANE, INC.


FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995




                              Additions
                Balance at    charged to
                beginning of  costs and      Additions charged    Deductions-   Balance at
Description       period       expenses      to other accounts    write-offs   end of period
--------------------------------------------------------------------------------------------
Allowance For Doubtful Accounts
1995              $2,483,000           --          $1,051,000(1)   $1,618,000     $1,916,000

1994               1,468,000           --           2,258,000(2)    1,243,000      2,483,000

1993                 163,000           --           1,499,000(3)      194,000      1,468,000


(1) Includes $851,000 of additions charged against revenue and $200,000 of additions to the allowance related to 1995 acquisitions.

(2) Includes $620,000 of additions charged against revenue and $1,638,000 of additions to the allowance related to 1994 acquisitions.

(3) Includes $1,164,000 of additions charged against revenue and $335,000 of additions to the allowance related to 1993 acquisitions.