Form 10-Q
period 1996-03-31
KEANE INC
filed 1996-05-15
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 1996  Commission File Number 1-7516

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

Yes __X__ No _____


As of March 31, 1996, the number of issued and outstanding shares of Common Stock (excluding 304,881 shares held in treasury) and Class B Common Stock are 15,957,093 and 288,258 shares, respectively.

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months ended March 31, 1996
and 1995 (unaudited)........................................................   3

Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995
(unaudited).................................................................   4

Consolidated Statements of Cash Flows for the three months ended March 31,
1996 and 1995 (unaudited)...................................................   5

Notes to Unaudited Financial Statements.....................................   6

Management's Discussion and Analysis of Financial Condition and Results of
Operations..................................................................   8

Part II - Other Information.................................................  11

Signature Page..............................................................  12

Keane, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                        (In thousands except per share amounts)
                                               Three months ended March 31,
                                                      1996                 1995
Total revenues                                    $105,761              $90,452

Salaries, wages and other direct costs              70,479               58,963
Selling, general and administrative expenses        23,158               19,668
Amortization of goodwill and other intangible        3,138                2,949
       assets                                        -----                -----

     Operating income                                8,986                8,872

Investment income                                      531                  366
Interest expense                                        96                  164
Other expenses, net                                    145                   37
                                                       ---                   --

     Income before income taxes                      9,276                9,037

Provision for income taxes                           3,896                3,886
                                                     -----                -----

     Net income                                     $5,380               $5,151
                                                    ======               ======

Net income per share                                  $.33                 $.32
                                                      ====                 ====

Weighted average shares outstanding                 16,421               16,283
                                                    ======               ======


The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
[CAPTION]

                                                    (In thousands)
                                           March 31, 1996      December 31, 1995
Assets
Current:
   Cash and cash equivalents                      $12,201               $ 21,913
   Investments                                     13,552                 11,331
   Accounts receivable, net
     Trade                                         89,305                 81,022
     Other                                          3,809                  1,091
   Prepaid expenses and other current assets        4,789                  4,848
                                                 --------               --------
       Total current assets                       123,656                120,205

   Property and equipment, net                     11,942                 12,425
   Intangible assets, net                          56,175                 59,038
   Other assets, net                                3,108                  2,730
                                                 --------               --------
                                                 $194,881               $194,398
                                                 ========               ========
Liabilities
Current:
   Accounts payable                              $  4,291               $  4,696
   Accrued compensation                             3,310                  7,926
   Accrued expenses and other liabilities           3,894                  5,360
   Notes payable                                    3,800                  3,178
   Income taxes payable                             3,151                  -----
   Capital lease obligations                          429                    434
                                                 --------               --------
       Total current liabilities                   18,875                 21,594

   Notes payable                                    2,522                  5,427
   Deferred income taxes                              163                     49
   Long-term portion of capital lease obligations      11                    107

Stockholders' Equity
   Common Stock                                     1,626                  1,621
   Class B Common Stock                                29                     29
   Additional paid-in capital                      94,242                 93,543
   Cumulative translation adjustment                 (38)                   (43)
   Retained earnings                               79,863                 74,483
   Less treasury stock                            (2,412)                (2,412)
                                                 --------               --------
       Total stockholders' equity                 173,310                167,221
                                                 --------               --------
                                                 $194,881               $194,398
                                                 ========               ========

The accompanying notes are an integral part of the consolidated financial statements.

[CAPTION]

Keane, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)        (In thousands)
                                                  Three  Months ended March 31,
Cash flows from operating activities:              1996                 1995
Net Income                                        $5,380               $5,151
Adjustment to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                   4,736                4,234
   Deferred income taxes                             140                 (652)
   Provision for doubtful accounts                   789                 (200)
   Loss on the sale of property and equipment          5                   42
   Accrued interest on long-term debt                 95                  164
 Changes in assets and liabilities, net of
   acquisitions:
   (Increase) in accounts receivable             (11,787)              (2,034)
   (Increase) decrease in prepaid expenses          (346)                (916)
   and other assets
   Increase (decrease) in accounts payable and    (6,484)              (2,571)
    accrued expenses and other liabilities
   Increase in income taxes payable                3,151                  ---
                                                   -----                  ---

   Net cash (used for) provided
   by operating activities                        (4,321)               3,218
                                                  -------               -----

Cash flows from Investing Activities:
   Purchase of investments                        (4,275)                 ---
   Sale of investments                             2,054                  ---
   Purchase of property and equipment             (1,147)                (729)
   Proceeds from the sale of property
   and equipment                                      27                   48
   Payments for acquisitions                        (274)                (320)
                                                    -----                -----

   Net cash used for investing activities         (3,615)              (1,001)
                                                  -------              -------

Cash flows from Financing Activities:
   Payments under long-term debt                  (2,374)                 ---
   Principal payments under capital lease           (106)                 (92)
   obligations
   Proceeds from issuance of common stock            704                  666
                                                     ---                  ---

   Net cash (used for) provided by financing
   activities                                     (1,776)                 574
                                                  ------                  ---

   Net increase (decrease) in cash                (9,712)               2,791
   Cash and cash equivalents at beginning of
   period                                          1,913               26,288
                                                  ------               ------
   Cash and cash equivalents at end of period    $12,201              $29,079
                                                 =======              =======


The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements

Note 1.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the 1995 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts. Prior period amounts have been restated to conform to current year presentation.

          In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.


Note 2. Computation of Earnings Per Share for quarters ending March 31, 1996 and 1995.

                                                             1996          1995
          Primary
          Average shares outstanding
                  Common                                   15,937        15,710
                  Class B Common                              288           289
          Net effect of dilutive options-based on the
                  treasury stock method using average
                  market price
                  Common Stock                                196           284
                       Total                               16,421        16,283
          Net income                                       $5,380        $5,151

          Per share amount                                   $.33          $.32

Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements


                                                              1996          1995
       Fully Diluted
       Average Shares outstanding
          Common                                            15,937        15,710
          Class B Common                                       288           289
       Net effect of dilutive stock options-based on
       the treasury stock  method using higher of
       average market price or period ending price
          Common stock                                         240           299
              Total                                         16,465        16,289

       Net income                                           $5,380        $5,151

       Per share amount                                       $.33          $.32

Note 3.  Intangible assets consist of the following:       3/31/96      12/31/95

          Goodwill                                         $20,360     $  20,214
          Noncompetition agreements                         22,203        22,135
          Customer-based intangibles                        37,916        37,855
          Software                                           8,089         8,089
          Other                                              1,213         1,213
                                                             -----         -----
                                                            89,781        89,506
          Less accumulated amortization                     33,606        30,468
                                                            ------        ------

                                                            56,175        59,038
                                                            ======        ======

Note 4  Commitments and Contingencies

On April 3, 1996, the Company finalized an agreement with IBM for the transfer of certain customer relationships and proprietary products. In conjunction with this agreement, IBM will reimburse the Company for resources provided, primarily personnel, to IBM which had assumed management of certain customer projects pending the execution of a formal agreement. These reimbursements total approximately $2.5 million and are included in Other receivables in the accompanying March 31, 1996 balance sheet. The finalization of this agreement did not have a material impact on the Company's results of operations for the quarter ended March 31, 1996. There have been no material changes in the other contingencies described in the 1995 Annual Report.

Keane, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.
These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Results of Operations
- ---------------------

The Company's revenue for the First Quarter of 1996 was $105.8 million, a 16.9% increase over the First Quarter last year. The increase in revenue was primarily attributable to an improved economy in which the demand for professional services is strong. In addition, the Company has had significant increases from its specialized services offerings, particularly in the areas of Application Development, Application Outsourcing and Help Desk.

Salaries, wages and other direct costs for the First Quarter were $70.5 million, or 66.6% of revenue, compared to the First Quarter last year of $58.9 million, or 65.2% of revenue, for a 1.4% increase as a percentage of revenue. This increase as a percentage of revenue is primarily due to lower rates provided to IBM pursuant to the IBM National Agreement Keane executed on July 29, 1995, which the Company anticipates will provide for the opportunity to increase
business with IBM.   In addition, the Company's direct cost increase was due to the fact that large clients are negotiating for volume discounts and increased levels of service from vendors, and the Company has been agreeing to lower rates to win new business in a competitive market.

Selling, General & Administrative ("SG&A") expenses for the First Quarter were $23.2 million, or 21.9% of revenue, compared to $19.7 millions, or 21.7% of revenue, for the First Quarter last year. The increase in SG&A as a percentage of revenue was primarily attributable to the Company's investment in its Management Information Systems. In the First Quarter, the Company installed at each of its local offices a PC-based Client Information System and an Applicant Tracking System. The Client Information System is intended to allow each branch to access immediately a variety of information on each of its client accounts, while the Applicant Tracking System is designed to increase productivity in our recruiting and selection efforts. It is anticipated that both of these systems will be implemented and operational before the end of the Second Quarter, and the associated costs of these systems will be completed.

Amortization of goodwill and other intangible assets for the First Quarter was $3.1 million, or 3.0% of revenue, compared to $2.9 million, or 3.3% of revenue in the first quarter of 1995.

Interest and other related investment income totaled $0.5 million for the First Quarter of 1996, compared to $0.4 million the same period last year. Interest and other related expenses for the first Quarters each of 1995 and 1996 totaled $0.2 million.

Pre-tax income for the First Quarter was $9.3 million, or 8.8% of revenue, up 2.6% from pre-tax income last year of $9.0 million, or 10% of revenue.

The Company's effective tax rate for the First Quarter was 42%, compared to an effective tax rate of 43% for the same period last year. The lower effective tax rate is a result of reductions in the Company's state income tax rate.

Net income and earnings per share for the First Quarter of 1996 were $5.4 million and $ .33, respectively, compared to $5.2 million and $ .32 for the First Quarter last year.

Liquidity & Capital Resources
- -----------------------------

The Company ended the First Quarter with cash equivalents and short-term investments totaling approximately $25.8 million. The Company's debt, including accrued interest at the end of the First Quarter was $6.3 million, which consists primarily of a non-interest bearing note discounted at 7%, payable to Nynex in two equal installments in January 1997 and January 1998. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks. The increase in accounts receivable is primarily due to the revenue growth experienced in the first quarter and the implementation of a new time reporting system which caused delays in the processing of invoices. The Company has identified the problems and has taken the appropriate action steps.

Based on the Company's current operating plan, it believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current working capital requirements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS: The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company has experienced and expects to continue to experience fluctuations in its quarterly results. A variety of factors influence the level of the Company's revenues in a particular quarter, including general economic conditions which may influence its clients and potential clients to invest in their information systems or to downsize their businesses, the number and requirements of client engagements, employee utilization rates, changes in the rates the Company is able to charge its clients for its services, acquisitions by the Company and other factors, many of which are beyond the Company's control. Since a significant portion of the expenses of the Company do not vary relative to the Company's level of revenues, if revenues in a particular quarter do not meet expectations, operating results will be adversely affected, which may have an adverse impact on the market price of the Company's Common Stock.
In addition, many of the Company's engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenues and profits. Finally, gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by the Company during a particular period.

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

The custom software services market is highly competitive and characterized by continual change and improvement in technology. The market is fragmented, and no company holds a dominant position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are large and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does the Company. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development needs. The Company believes that the bases for competition in the software services industry include the ability to compete cost-effectively, develop strong client relationships, generate recurring revenues, utilize comprehensive delivery methodologies and achieve organizational learning by implementing standard operational processes. In the healthcare software systems market, Keane competes with some companies that are large in the healthcare market and have greater financial resources than Keane. The Company believes that significant competitive factors in the healthcare software systems market include size and demonstrated ability to provide service to targeted healthcare markets. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

Keane, Inc. and Subsidiaries
Part II - Other Information
- --------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits - None

                 (b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the quarter ended March 31, 1996.



- --------------------------------------------------------------------------------

                                   Signatures
- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KEANE, INC.
                                         (Registrant)


Date __________________________          __________________________________
                                         John F. Keane
                                         President

Date __________________________          ___________________________________
                                         Wallace A. Cataldo
                                         Vice President, Finance