Form 10-Q
period 1996-06-30
KEANE INC
filed 1996-08-01
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended June 30, 1996  Commission File Number 1-7516

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

As of June 30, 1996, the number of issued and outstanding shares of Common Stock (excluding 304,881 shares held in treasury) and Class B Common Stock are 16,099,365 and 288,258 shares, respectively.

                                    1 of 13

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS

Part I - Financial Information

 Consolidated Statements of Income for the three months and six months ended
 June 30, 1996 and 1995 (unaudited)......................................   3

Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995
 (unaudited).............................................................   4

Consolidated Statements of Cash Flows for the six months ended June 30,
 1996 and 1995 (unaudited)...............................................   5

Notes to Unaudited Financial Statements..................................   6

Management's Discussion and Analysis of Financial Condition and Results of
 Operations..............................................................   8

Part II - Other Information..............................................  12

Signature Page...........................................................  13

Keane, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

                                        (In thousands except per share amounts)
                                        Three months ended     Six months ended
                                              June 30              June 30
                                          1996       1995       1996      1995
Total revenues                           $113,075    $94,647  $218,836  $185,099

Salaries, wages and other direct costs     75,032     61,790   145,511   120,753
Selling, general and administrative
  expenses                                 24,120     20,573    47,278    40,241
Amortization of goodwill and other
 intangible assets                          3,120      3,002     6,258     5,951

     Operating income                      10,803      9,282    19,789    18,154

Investment income                             567        355     1,098       721
Interest expense                              117        164       213       328
Other expenses, net                           144         44       289        81

     Income before income taxes            11,109      9,429    20,385    18,466

Provision for income taxes                  4,666      4,054     8,562     7,940

     Net income                          $  6,443    $ 5,375  $ 11,823    10,526

Net income per share                         $.39       $.33      $.72      $.65

Weighted average shares outstanding        16,634     16,316    16,528    16,299

              The accompanying notes are an integral part of the
                      consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)



                                                    (In thousands)
                                          June 30, 1996   December 31, 1995
Assets
Current:
     Cash and cash equivalents                 $ 14,277            $ 21,913
     Investments                                 17,231              11,331
     Accounts receivable, net
          Trade                                  96,707              81,022
          Other                                   2,603               1,091
     Prepaid expenses and other current           5,222               4,848
      assets                                   --------            --------
               Total current assets             136,040             120,205
     Property and equipment, net                 11,401              12,425
     Intangible assets, net                      53,055              59,038
     Other assets                                 3,961               2,730
                                               --------            --------
                                               $204,457            $194,398
                                               ========            ========
Liabilities
Current:
     Accounts payable                             4,202               4,696
     Accrued compensation                         8,643               7,926
     Accrued expenses and other liabilities       3,062               5,360
     Notes payable                                3,822               3,178
     Income taxes payable                           363               -----
     Capital lease obligations                      294                 434
                                               --------            --------
          Total current liabilities              20,386              21,594
     Notes payable                                2,617               5,427
     Deferred income taxes                        -----                  49
     Long-term portion of capital lease
      obligations                                     6                 107

Stockholders' Equity
     Preferred Stock                              -----               -----
     Common Stock                                 1,640               1,621
     Class B Common Stock                            29                  29
     Additional paid-in capital                  95,928              93,543
     Cumulative translation adjustment              (43)                (43)
     Retained earning                            86,306              74,483
     Less treasury stock                         (2,412)             (2,412)
                                               --------            --------
          Total stockholders' equity            181,448             167,221
                                               --------            --------
                                               $204,457            $194,398
                                               ========            ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.


Keane, Inc. and Subsidiaries
Consolidated Statements of Cash Flows      (In thousands)
 (unaudited)
                                           Six  Months ended June 30,
Cash flows from operating activities:           1996           1995
Net income                                       $ 11,823     $10,526
Adjustments to reconcile net income to
     net cash provided by operating
      activities
       Depreciation and amortization                9,550       8,521
       Accrued interest on long term debt             212         328
       Deferred income taxes                         (852)     (1,335)
       Provision for doubtful accounts              1,276        (256)
       Loss on disposal of fixed assets                25          58
     Changes in assets and liabilities,
      net of acquisitions:
       (Increase) in accounts receivable          (18,473)     (3,391)
       (Increase)  in prepaid expenses
        and other assets                             (804)     (2,900)
       Increase in income taxes payable               363          --
       (Decrease) in accounts payable,
       accrued expenses, and other current
       liabilities                                 (2,074)     (6,622)
     Net cash provided by operating                 1,046       4,929
      activities

Cash flows from investing activities:
     Purchase of investments                      (10,133)        ---
     Sale of investments                            4,233         ---
     Purchase of property and equipment            (2,306)     (1,686)
     Proceeds from sale of assets                      13          58
     Payment for acquisitions                        (274)     (3,375)
                                                 --------     -------
     Net cash used for investing activities        (8,467)     (5,003)

Cash flows from financing activities:
     Payments under long term-debt                 (2,619)       (206)
     Proceeds from issuance of common stock         2,404       1,649
     Net cash (used for) provided by
      financing activities                           (215)      1,443

Net increase (decrease) in cash and
 cash equivalents                                  (7,636)      1,369
Cash and cash equivalents, beginning of period     21,913      26,288
                                                 --------     -------
Cash and cash equivalents at end of period         14,277     $27,657
                                                 ========     =======

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the 1995 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts. Prior period amounts have been reclassified to conform to current year presentation.

          In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

Note 2. Computation of Earnings Per Share for quarters ending June 30, 1996 and 1995.

                                                    1996     1995
          Primary
          Average shares outstanding
               Common                              16,100   15,773
               Class B Common                         288      289
          Net effect of dilutive options-based on the
           treasury stock method using average
           market price
               Common Stock                           246      254
                    Total                          16,634   16,316
          Net income                              $ 6,443  $ 5,375

          Per share amount                           $.39     $.33


Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements

                                            1996      1995
          Fully Diluted
          Average Shares outstanding
               Common                       16,100     15,773
               Class B Common                  288        289
          Net effect of dilutive stock
           options-based on the
           treasury stock  method using
           higher of average market
           price or period ending price
               Common stock                    246        259
                    Total                   16,634     16,321

          Net income                      $  6,443  $   5,375

          Per share amount                    $.39       $.33

Note 3.  Intangible assets consist of      6/30/96   12/31/95
         the following:

               Goodwill                   $ 20,360  $  20,214
               Noncompetition agreements    22,203     22,135
               Customer-based
                intangibles                 37,916     37,855
               Software                      8,089      8,089
               Other                         1,213      1,213
                                          --------  ---------
                                            89,781     89,506
               Less accumulated
                amortization                36,726     30,468
                                          --------  ---------
                                          $ 53,055  $  59,038
                                          ========  =========

Note 4.   Commitments and Contingencies

On April 3, 1996, the Company finalized an agreement with IBM for the transfer of certain customer relationships and proprietary products. In conjunction with this agreement, IBM will reimburse the Company for resources provided, primarily personnel, to IBM which had assumed management of certain customer projects pending the execution of a formal agreement. These reimbursements total approximately $2.5 million and are included in other receivables in the accompanying June 30, 1996 balance sheet. The finalization of this agreement did not have a material impact on the Company's results of operations. There have been no material changes in the other contingencies described in the Company's 1995 Annual Report.

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

Results of Operations
- ---------------------

The Company's revenues for the Second Quarter were $113.1 million, a 19.5% increase over the same period last year. Revenues for the first six months of 1996 were $218.9 million, an 18.2% increase over the same period last year. The increase in revenue was primarily due to a continued strong economy as it relates to software services compared to last year. During the second quarter, the Company increased sales primarily in its core supplemental staffing business and to a larger extent in its Application Development and Help Desk business.

Salaries, wages and other direct costs for the Second Quarter were $75.0 million, or 66.4% of revenues, compared to $61.8 million, or 65.3% of revenues, during the same period last year. Salaries, wages and other direct costs for the first six months of 1996 were $145.5 million, or 66.5% of revenues, compared to $120.8 million, or 65.2% of revenues, during the same period last year. The Company has continued to experience increases in its direct costs as a result of customer demands to increase services and reduce costs. Demands to provide services at reduced costs by Keane's largest customer (IBM) had the largest impact for the Second Quarter and the first six months of 1996.

Selling, General and Administrative expenses (SG&A) for the Second Quarter were $24.1 million, or 21.3% of revenues, compared to $20.6 million, or 21.7% of revenues, for the same period last year. Year-to-date SG&A expenses were $47.3 million, or 21.6% of revenues, compared to $40.2 million, or 21.7% of revenues was for the same period last year. The decrease in SG&A for the quarter and year to date is primarily attributable to the increase in revenues that did not require a proportionate increase in cost.

Amortization of goodwill and capitalized acquisitions costs for the Second Quarter of 1996 totaled $3.1 million, or 2.8% of revenues, compared to $3.0 million, or 3.2% of revenues, for the same period last year. Amortization of goodwill and capitalized acquisition costs for the first six months of 1996 were $6.3 million, or 2.9% of revenues, compared to $6.0 million, or 3.2% of revenues, for the same period last year.

Interest and other related expenses for the Second Quarter were $261,000, compared to $208,000 for the same period last year. Interest and other related expenses for the first six months were $502,000, compared to $409,000 for the same period last year. The Company recognized investment income of $567,000 in the Second Quarter and $1,098,000 year to date, compared to $355,000 and $721,000, respectively, for the same period last year. The increase in investment income can be attributed to a larger investment balance compared to last year.

The Company's pre-tax income for the Second Quarter was $11.1 million, or 9.8% of revenues, compared to $9.4 million, or 10.0% of revenues, for the same period last year. Pre-tax income year-to-date was $20.4 million, or 9.3% of revenues, compared to $18.5 million, or 10.0% of revenues, for the same period last year.

The Company's effective tax rate for the Second Quarter and year-to-date for 1996 was 42%, as compared to 43% for the same period last year. The decrease in the tax rate was due to an expected reduction in state income taxes.

Net Income
- ----------

Net income and earnings per share for the Second Quarter were $6.4 million and $.39 per share, respectively, compared to $5.4 million and $.33 per share, respectively, for the same period last year. Net income and earnings per share for the six months ended June 30, 1996 were $11.8 million and $.72 per share, respectively, compared to $10.5 million and $.65 per share, respectively, for the same period last year.

Liquidity and Capital Resources
- -------------------------------

The Company ended the Second Quarter with cash, cash equivalents and marketable securities totaling approximately $31.5 million. The Company's debt, including accrued interest, at the end of the Second Quarter was $6.4 million, which consists primarily of a non-interest bearing note discounted at 7%, payable to NYNEX in two equal installments in January 1997 and January 1998. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks.

Based on the Company's current operating plan, it believes that its cash, cash equivalents, marketable securities, cash flows from operations, and its current available line of credit will be sufficient to meet its current working capital requirements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS: The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company has experienced and expects to continue to experience fluctuations in its quarterly results. A variety of factors influence the level of the Company's revenues in a particular quarter, including general economic conditions which may influence its clients and potential clients to invest in their information systems or to downsize their businesses, the number and requirements of client engagements, employee utilization rates, changes in the rate the Company is able to charge clients for its services, acquisitions by the Company and other factors, many of which are beyond the Company's control.
Since a significant portion of the expenses of the Company do not vary relative to the Company's level of revenues, if revenues in a particular quarter do not meet expectations, operating results will be adversely affected, which may have an adverse impact on the market price of the Company's common stock. In addition, many of the Company's engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenues and profits. Finally, gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by the Company during a particular period.

In the past five years, the Company has grown significantly through acquisitions, and the Company's future growth may be based in part on selected acquisitions. The Company's ability to expand successfully by acquisitions depend on many factors, including the successful identification and acquisitions of businesses and management's ability to integrate and operate the new businesses effectively. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on Keane's revenues and operating results. In addition, the process of integrating such acquisitions could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial results.

The custom software services market is highly competitive and characterized by continual change and improvement in technology. The market is fragmented, and no company holds a dominant position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are large and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does the Company. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development needs. The Company believes that the bases for competition in the software services industry include the ability to compete cost-effectively, develop strong client relationships, generate recurring revenues, utilize comprehensive delivery methodologies, and achieve organizational learning by implementing standard operational processes. In the healthcare software systems market, Keane competes with some companies that are large in the healthcare market and have greater financial resources than Keane. The Company believes that significant competitive factors in the healthcare software systems market include size and demonstrated ability to provide service to targeted healthcare markets. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate period to period in the future.

Keane, Inc. and Subsidiaries
                          Part II - Other Information
- --------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on May 29, 1996. The Stockholders approved the election of the four nominees named below, and ratified the selection of Coopers & Lybrand, L.L.P. as the Company's independent accountants for 1996. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and Broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for director:

        Proposal #1 - To fix the number of directors at four and to elect the following persons to serve as directors:

                                                                            BROKERS
                                            FOR         AGAINST    ABSTAIN  NON-VOTES
     John F. Keane                          11,802,079  130,033
     John F. Rockhart                       11,801,050  131,062
     Robert Shafto                          11,782,919  149,193
     Winston Hindle                         11,801,208  130,904

     Proposal #2 - To approve amendments to the Company's 1992 Employee Stock Purchase Plan increasing the number of shares available for purchase under such plan to 637,500:

                                                                            BROKERS
                                            FOR         AGAINST    ABSTAIN  NON-VOTES
                                            11,507,090  93,074   150,050    181,898

     Proposal #3 - To ratify the selection of Coopers & Lybrand, L.L.P. as the Company's independent accountants for 1996:

                                                                            BROKERS
                                            FOR         AGAINST    ABSTAIN  NON-VOTES
                                            11,777,752  16,589   137,771

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits - None.
               (b) Reports on Form 8-K -  The Registrant  filed no reports on
                   Form 8-K during the quarter ended June 30, 1996.

                                 Signatures
- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KEANE, INC.
                                              (Registrant)

Date July 31, 1996                  /s/  John F. Keane
     --------------------------     ------------------------------------
                                         John F. Keane
                                         President

Date July 31, 1996                  /s/  Wallace A. Cataldo
     --------------------------     ------------------------------------
                                         Wallace A. Cataldo
                                         Vice President, Finance