Form 10-Q
period 1996-09-30
KEANE INC
filed 1996-11-07
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1996               COMMISSION FILE NUMBER 1-7516


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

Yes  X    No
    ---     ---

As of September 30, 1996, the number of issued and outstanding shares of Common Stock (excluding 304,881 shares held in treasury) and Class B Common Stock are 33,433,972 and 288,258 shares, respectively. The Company declared a 2 for 1 stock split on October 24, 1996, payable in the form of a stock dividend to holders of record as of November 14, 1996, to be distributed on or about November 29, 1994, which has been reflected in the number of Common Shares outstanding.

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months and nine months
ended September 30, 1996 and 1995 (unaudited).............................   3

Consolidated Balance Sheets as of September 30, 1996 and December 31,
1995 (unaudited)..........................................................   4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1996 and 1995 (unaudited)...................................   5

Notes to Unaudited Financial Statements...................................   6

Management's Discussion and Analysis of Financial Condition and Results
of Operations.............................................................   9

Part II - Other Information...............................................  13

Signature Page............................................................  14

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                     THREE MONTHS ENDED                               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                                   SEPTEMBER 30,
                                                 1996                  1995                      1996                  1995
Total revenues                                 $120,900               $96,516                  $339,736              $281,615

Salaries, wages and other direct costs           81,935                65,458                   227,446               186,211
Selling, general and administrative expenses     24,650                20,000                    71,928                60,241
Amortization of goodwill and other
         intangible assets                        3,120                 3,036                     9,378                 8,987

     Operating income                            11,195                 8,022                    30,984                26,176

Investment and dividend income                      487                   363                     1,585                 1,084
Interest expense                                    126                   179                       339                   507
Other expenses, net                                 152                    35                       441                   116

     Income before income taxes                  11,404                 8,171                    31,789                26,637

Provision for income taxes                        4,904                 3,228                    13,466                11,168

     Net income                                $  6,500               $ 4,943                  $ 18,323              $ 15,469

*Net income per share                          $    .19               $   .15                  $    .55              $    .47

*Weighted average shares outstanding             33,338                32,764                    33,150                32,654


*Adjusted to reflect the Company's 2 for 1 stock split in the form of a dividend to be distributed on or about November 29, 1996 to shareholders of record as of November 14, 1996.

        The accompanying notes are an integral part of the consolidated financial statements.



KEANE, INC. AND SUBSIDIARIES                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS                        SEPTEMBER 30,       DECEMBER 31,
                                                      1996                  1995
Assets                                             (UNAUDITED)
Current:
     Cash and cash equivalents                       $ 26,299              $ 21,913
     Investments                                       16,214                11,331
     Accounts receivable, net
          Trade                                       100,465                81,022
          Other                                         2,621                 1,091
     Prepaid expenses and other current assets          3,789                 4,848
                                                     --------              --------
          Total current assets                        149,388               120,205
     Property and equipment, net                       10,539                12,425
     Intangible assets, net (Note 3)                   49,949                59,038
     Other assets                                       4,693                 2,730
                                                     --------              --------
                                                     $214,569              $194,398
                                                     ========              ========
Liabilities
Current:
     Accounts payable                                   5,776                 4,696
     Accrued compensation                               5,107                 7,926
     Accrued expenses and other                         6,616                 5,360
      liabilities
     Notes payable                                      3,833                 3,178
     Income taxes payable                               1,782                    --
     Current capital lease obligations                    204                   434
                                                     --------              --------
          Total current liabilities                    23,318                21,594
     Notes payable                                      2,712                 5,427
     Deferred income taxes                              -----                    49
     Long-term portion of capital lease                    19                   107
      obligations
Stockholders' Equity
     Preferred Stock                                    -----                 -----
     Common Stock                                       3,314                 3,271
     Class B Common Stock                                  29                    29
     Additional paid-in capital                        94,824                91,893
     Cumulative translation adjustment                    (41)                  (43)
     Retained earnings                                 92,806                74,483
     Less treasury stock                               (2,412)               (2,412)
                                                     --------              --------
          Total stockholders' equity                  188,520               167,221
                                                     --------              --------
                                                     $214,569              $194,398
                                                     ========              ========

       The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES                            NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)          SEPTEMBER 30,
                                                           (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:                  1996       1995
Net income                                           $ 18,323   $ 15,469
Adjustments to reconcile net income to
 net cash provided by operating activities
   Depreciation and amortization                       14,386     12,977
   Accrued interest on long term debt                     318        507
   Deferred income taxes                                  150     (1,837)
   Provision for doubtful accounts                      1,600        224
   Loss on disposal of fixed assets                        24         89
 Changes in assets and liabilities, net
  of acquisitions:
  Increase in accounts receivable                     (22,573)   (14,600)
  Increase  in prepaid expenses and other assets       (1,104)    (2,943)
  Increase in income taxes payable                      1,782         --
  Decrease in accounts payable,                          (484)    (8,569)
   accrued expenses, and other current liabilities
 NET CASH PROVIDED BY OPERATING ACTIVITIES:            12,422      1,317

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments                              (13,023)        --
 Sale of investments                                    8,141         --
 Purchase of property and equipment                    (3,189)    (4,408)
 Proceeds from sale of assets                              45        152
 Payment for acquisitions                                (289)    (3,375)
                                                     --------   --------
 NET CASH USED FOR INVESTING ACTIVITIES                (8,315)    (7,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under long-term debt                         (2,695)      (326)
 Proceeds from issuance of common stock                 2,974      2,418
                                                     --------   --------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                279      2,092
                                                     --------   --------

Net increase (decrease) in cash and cash equivalents    4,386     (4,222)
Cash and cash equivalents, beginning of period         21,913     26,288
                                                     --------   --------
Cash and cash equivalents, end of period             $ 26,299   $ 22,066
                                                     ========   ========

        The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1995 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts. Prior period amounts have been restated to conform to current year presentations.

         In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

         On October 24, 1996, the Company declared a 2 for 1 stock spilt in the form of a dividend to be distributed on or about November 29, 1996 to shareholders of record as of November 14, 1996. All Common shares and per share amounts included in these financial statements are given retroactive effect to the extent required for this stock split.

Note 2. Computation of Earnings Per Share for quarters ending September 30, 1996 and 1995.

                                                                1996      1995
         Primary
         Average shares outstanding
              Common                                           32,524    31,974
              Class B Common                                      288       288
         Net effect of dilutive options-based on the treasury
              stock method using average market price
              Common Stock                                        526       502
                   Total                                       33,338    32,764
         Net income                                           $ 6,500   $ 4,943

         Per share amount                                        $.19      $.15

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                              1996      1995
         Fully Diluted
         Average Shares outstanding
            Common                                            32,524     31,974
            Class B Common                                       288        288
         Net effect of dilutive stock options-based on the
         treasury stock  method using higher of average
         market price or period ending price
            Common stock                                         601        562
                 Total                                        33,413     32,824

         Net income                                         $  6,500  $   4,943

         Per share amount                                       $.19       $.15

Note 3.  Intangible assets consist of the following:          9/30/96   12/31/95

            Goodwill                                        $ 20,360  $  20,214
            Noncompetition agreements                         22,203     22,135
            Customer-based intangibles                        37,916     37,855
            Software                                           8,089      8,089
            Other                                              1,227      1,213
                                                            --------  ---------
                                                              89,795     89,506
            Less accumulated amortization                     39,846     30,468
                                                            --------  ---------
                                                            $ 49,949  $  59,038
                                                            ========  =========

 Note 4. In connection with Footnote K, Commitments and Contingencies, of the Company's 1995 Annual Report, the Company reports that on August 29, 1994, Marketing and Management Information, Inc. ("MAMI") commenced a civil action against the Company, General Electric Consulting Services Corporation ("GECON") and General Electric Company (General Electric Information Services) ("GEIS") in the Circuit Court for Montgomery County, Maryland, Case Number 123797. The Complaint alleged claims for breach of contract, fraud and negligent misrepresentation in connection with a consulting contract for computer development work between MAMI and GECON. The Company assumed this contract as part of its acquisition of certain assets of GECON in January 1993.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS


After trial by a judge sitting without a jury, the Court ruled that MAMI's claims against the Company and against GEIS were without merit. Judgment was entered in Keane's favor, and in favor of GEIS, on September 24, 1996. On that date, the Court also entered judgment in favor of MAMI on certain of its claims against GECON.

Post-trial motions have been filed by GECON and MAMI and are pending. The Company expects that one or more of parties will appeal all or part of the judgment.

There has been no material change in the final contingency described in the Company's 1995 Annual Report, with respect to Four Star Capital Corporation ("Four Star").

KEANE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Results of Operations
---------------------

The Company's revenues for the Third Quarter of 1996 were $120.9 million, a 25.3% increase over the same period last year. Revenues for the first nine months of 1996 were $339.7 million, a 20.6% increase over the same period last year. The increase in revenue is primarily attributable to increased sales of the Company's Application Outsourcing, Development and Help Desk Services.

Salaries, wages and other direct costs for the Third Quarter were $81.9 million, or 67.8% of revenues, compared to $65.5 million, or 67.8% of revenues, during the same period last year. Salaries, wages and other direct costs for the first nine months of 1996 were $227.4 million, or 66.9% of revenues, compared to $186.2 million, or 66.1% of revenues, during the same period last year. The Company has experienced increases in its supplemental staffing direct costs as a result of customer demands for the Company to increase its level of service in addition to reducing the billing rates to deliver those services.
For the Third Quarter, the Company was able to off-set this increase in directs costs with new higher margin application outsourcing and development business.

Selling, general and administrative expenses (SG&A) for the Third Quarter were $24.6 million, or 20.4% of revenues, compared to $20.0 million, or 20.7% of revenues, for the same period last year. Year-to-date SG&A expenses were $71.9 million, or 21.2% of revenues, compared to $60.2 million, or 21.4% of revenues, for the same period last year. The decrease in SG&A as a percentage of revenues for the quarter and year to date is primarily attributable to an increase in revenues that did not require a proportionate increase in costs.

Amortization of goodwill and capitalized acquisition costs for the Third Quarter were $3.1 million, or 2.6% of revenues, compared to $3.0 million, or 3.1% of revenues, for the same period last year. Amortization of goodwill and capitalized acquisition costs for the first nine

KEANE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months of 1996 were $9.4 million, or 2.8% of revenues, compared to $9.0 million, or 3.2% of revenues, for the same period last year.

Interest and other related expenses for the Third Quarter were $278,000 compared to $214,000 for the same period last year. Interest and other related expenses for the first nine months were $780,000 compared to $623,000 for the same period last year. The Company recognized investment income of $487,000 in the Third Quarter and $1,585,000 year to date compared to $363,000 and $1,084,000 last year, respectively.

The Company's effective tax rate for the year is expected to be approximately 42.5% as compared to the 42.0% utilized through June 30, 1996. The reason for this increase is due to increases in non-deductible expenses. The tax rate for the third quarter was 43.0% bringing the year to date tax rate for the nine months ending September 30, 1996 to approximately 42.3% compared to 41.9% for the same period last year.

The Company's pre-tax income for the Third Quarter was $11.4 million, or 9.4% of revenues, compared to $8.2 million, or 8.5% of revenues, for the same period last year. Pre-tax income year-to-date was $31.8 million, or 9.4% of revenues, compared to $26.6 million, or 9.5% of revenues, for the same period last year.

Net Income
----------

Net income and earnings per share for the Third Quarter were $6.5 million and $.19 per share, respectively, compared to $4.9 million and $.15 per share, respectively, for the same period last year. Net income and earnings per share for the nine months ended September 30, 1996 were 18.3 million and $.55 per share, respectively, compared to $15.5 million and $.47 per share, respectively, for the same period last year.

Liquidity and Capital Resources
-------------------------------

The Company ended the Third Quarter with cash and equivalents totaling $42.5 million. The Company has two demand lines of credit equally divided with two major Boston banks in the aggregate amount of $20 million. The Company currently has no outstanding bank debt. Based on the Company's current operating plan, it believes that its cash and cash equivalents on hand, cash flows from operations, and its current available lines of credit will provide sufficient funds to meet the Company's planned operations for the foreseeable future.

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

The custom software services market is highly competitive and characterized by continual change and improvement in technology. The market is fragmented, and no company holds a dominant

KEANE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are large and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does the Company. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development needs. The Company believes that the basis for competition in the software services industry include the ability to compete cost-effectively, develop strong client relationships, generate recurring revenues, utilize comprehensive delivery methodologies, and achieve organizational learning by implementing standard operational processes. In the healthcare software systems market, Keane competes with some companies that are large in the healthcare market and have greater financial resources than Keane. The Company believes that significant competitive factors in the healthcare software systems market include size and demonstrated ability to provide service to targeted healthcare markets. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

KEANE, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.  Legal Proceedings

On August 29, 1994, Marketing and Management Information, Inc. ("MAMI") commenced a civil action against the Company, General Electric Consulting Services Corporation ("GECON") and General Electric Consulting Services("GEIS") in the Circuit Court for Montgomery County, Maryland, Case Number 123797. The Complaint alleged claims for breach of contract, fraud and negligent misrepresentation in connection with a consulting contract for computer development work between MAMI and GECON. The Company assumed this contract as part of its acquisition of certain assets of GECON in January 1993. The contract price for the consulting work alleged in the Complaint totaled approximately $425,000. Despite the limitation on recoverable damages contained in the contract, MAMI alleged damages in excess of $50,000,000 and claimed punitive damages in an amount more than double the compensatory claim.

The Company denied the allegations of the Complaint and asserted a number of affirmative defenses, including the defense that the claims of damages asserted in the Complaint are barred by the terms of the underlying contract. The Company was granted summary judgment on certain MAMI's claims and, on September 24, 1996, the court entered judgment in favor of the Company on all of MAMI's remaining claim of negligent misrepresentation against GECON, for which the court awarded MAMI the use of $1,261,276.36. At this time, judgment as it relates to the ward of damages against GECON. The motions suspend the time for filing of an appeal.

Item 5.  Other Information

The Company's Board of Directors authorized a two for one stock split in the form of a stock dividend, wherein one share of Common Stock will be issued to shareholders of record for each share of Common Stock and Class B Common stock outstanding as of November 14, 1996. It is currently anticipated that the date of distribution will be on or about November 29, 1996.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - None.

    (b) Reports on Form 8-K - The Company filed no reports on Form 8 - K during the quarter ended September 30, 1996.

                                SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KEANE, INC.
                                             (Registrant)



      November 5, 1996                  /s/ John F. Keane
Date __________________________     ___________________________________
                                        John F. Keane
                                        President



      November 5, 1996                  /s/ Wallace A. Cataldo
Date __________________________     ___________________________________
                                        Wallace A. Cataldo
                                        Vice President, Finance