Form 10-K405
period 1996-12-31
KEANE INC
filed 1997-03-28
CIK 54883

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996        Commission File Number 1-7516
                          -----------------                               ------

                                  Keane, Inc.
                                  -----------

             (Exact name of registrant as specified in its charter)

Massachusetts                                      04-2437166
-------------                                      ----------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)

Ten City Square, Boston, Massachusetts             02129
--------------------------------------             -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (617) 241-9200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.10 par value          Registered on the American Stock Exchange
---------------------------          ------------------------------------------
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value determined by the closing prices reported by AMEX of the voting stock held by nonaffiliates of the registrant as of March 14, 1997:
                   Common Stock $.10 par value - $839,136,063
                   ------------------------------------------
         Class B Common Stock $.10 par value - No Public Trading Market
         --------------------------------------------------------------
   Number of shares outstanding of each of the registrant's classes of common stock,
                             as of March 14, 1997:
                Common Stock $.10 Par Value - 32,618,432 shares
              Class B Common Stock $.10 Par Value - 287,367 shares
              ----------------------------------------------------
                        Index to Exhibits is on Page 37



                              Page 1 of 41 Pages

DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Company's Annual Meeting of Stockholders to be held on May 28, 1997. The information required in response to Items 10-13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I
------

ITEM 1.  BUSINESS

Keane, Inc., a Massachusetts corporation (together with its subsidiaries, unless the context otherwise requires "Keane" or the "Company"), provides software design, development, integration and management services for corporations, government agencies and healthcare facilities. Keane's services and methodologies enable clients to leverage their existing information systems ("IS") capability and more rapidly and cost-effectively develop and manage mission-critical software applications. The Company serves its clients through two operating divisions: the Information Services Division ("ISD") and the Healthcare Services Division ("HSD"). ISD, which accounted for approximately 94% of the Company's revenues in 1996, provides software design, development, outsourcing and integration services to corporations and government agencies with large and recurring software development needs. HSD develops, markets and supports financial, patient care and clinical application software for hospitals and long-term care facilities. The Company provides services primarily to Fortune 1,000 companies, including AT&T Corporation, Eastman Kodak Company, General Electric Company, International Business Machines Corporation, McDonald's Corporation and Procter & Gamble Company.

INFORMATION SERVICES DIVISION: ISD provides custom application software design, development and management services for corporations with large and recurring outsourcing needs. Keane delivers (i) Application Development Projects, which include IS planning and assessment, client-server planning and development, and systems migration services, (ii) Outsourcing services, which include application outsourcing and help desk outsourcing, (iii) Year 2000 Compliance services, and
(iv) Project Management Training, through which Keane delivers professional training on the Company's project management, estimating and risk management processes. In all of its assignments, Keane strives to use its proprietary best practices and methodologies to reduce development time, improve system reliability and quality, and decrease costs. Keane believes these methodologies, which include Keane's Application Management Methodology, Productivity Management and Frameworks for Software Development and Resolve 2000, enable it to provide clients with consistent, high quality results and give it a competitive advantage in winning large projects.

The Company believes that the following factors drive market growth in the software services business served by ISD:

 .    The Rise in Technology-dependent Business Strategies.  Globalization, deregulation and the rapid pace of change have increased reliance on information technology. Companies are applying technology to bring products to market first or faster, integrate key business processes to improve quality and reduce costs, and improve customer service.

 .    Organizational Focus on Core Competencies.  The intense competition and rapid change characteristic of many industries have led senior management to concentrate on their core competencies in order to compete more effectively. Businesses are consequently outsourcing more frequently, especially IS services.

 .    The Growing Challenges of Managing Corporate IS Organizations. The IS
     environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems and meeting staffing requirements in a market with a shrinking pool of qualified IS professionals. Outsourcing enables companies to bring in the required expertise to gain control over existing software assets and strategic development initiatives.

As a result of these and other factors, the Company believes that there are significant opportunities for growth in the software services industry, particularly in the application management, Year 2000 Compliance, application development and help desk markets. Companies are increasingly finding that outsourcing to software services providers can assist them in effectively meeting their strategic information technology objectives. Dataquest Incorporated, a market research firm, estimated that in 1996, companies in the U.S. would spend approximately $56 billion on software services with independent software services firms. Moreover, according to Dataquest Incorporated, the rate of IS professional services spending is projected to grow at approximately 15% per year to reach nearly $97 billion in 2000.

HEALTHCARE SERVICES DIVISION: HSD develops, markets and supports patient care and clinical software for large teaching hospitals, hospital chains, community hospitals and long-term care facilities. In addition, HSD provides facilities management services for many of its hospital clients. Currently, HSD's products are used by more than 385 hospitals and 625 long-term care facilities.

Hospitals and long-term care facilities are increasingly challenged to enhance productivity and cut costs by reducing hospital stay length and insurance reimbursement cycle times without sacrificing patient care. Keane believes that effective information systems and greater access to and exchange of information are essential for achieving these goals and that the need for implementing improved information technology is intensifying.

Keane believes that its vertical expertise in the healthcare industry may provide a significant opportunity as healthcare reform issues are resolved, creating new markets and opportunities. HSD's strategic objectives are to continue to grow to obtain critical mass and to provide a full range of integrated, open information systems to hospitals and long-term care facilities. HSD's product line includes Infinet, a clinical and financial data repository, Patcom Plus and Threshold, comprehensive UNIX-based applications, and Leadership Plus, a UNIX-based financial system for long-term care facilities. In 1996, Keane acquired the LabFUSION product, a laboratory system, which Keane intends to integrate into its current product line. HSD targets hospitals, long-term care facilities and other sectors of the healthcare field, and seeks to increase the breadth of its healthcare applications through ongoing product development efforts and strategic alliances.

BUSINESS STRATEGY: Keane believes that the pressure companies are experiencing to reduce costs, decrease cycle times and adapt quickly to changing market dynamics is changing the basis of competition in the software services industry. In order to achieve profitable growth in this environment, Keane is increasing market share with both new and existing clients while deriving an increasing portion of its business from large-scale, multiyear projects with large organizations. Keane believes the following strengths allow it to compete effectively against both national and local competitors: (i) long-term client relationships, which create greater opportunities for recurring revenues; (ii) full range of value-added services, which differentiates the Company from many of its competitors; (iii) strong branch office network, which enables it to deliver services proactively and cost-effectively; and (iv) disciplined methodologies and best practices, which replicate organizational experience and enable the Company to achieve more reliable and predictable deliverables. The key elements of the Company's strategy are to:

Increase Concentration of Project and Outsourcing Business-The Company is focusing on large, Keane-managed business. These opportunities include application development, application outsourcing, year 2000 compliance and help desk outsourcing. These IS services represent the areas most demanded by the markets Keane serves. Keane believes its comprehensive capabilities, supported by proprietary methodologies, differentiate it from many competitors . To improve its ability to manage large projects and increase the value of its outsourcing solutions, Keane seeks to continuously improve its methodologies and identify and apply best practices.

Build Long-Term Strategic Partnerships with Clients-The Company also seeks to build long-term strategic partnerships with its clients. Sales representatives are assigned to a limited number of target accounts in order to develop an in-depth understanding of each client's particular needs. This approach enables the Company to build long-term relationships with clients based on knowledgeable, highly responsive and cost-effective service. During 1996, the Company's Information Services Division derived 88% of its revenues from clients to which it had provided services in the prior year (excluding revenues generated from businesses acquired during the year).

Another critical element to building long-term client relationships is Keane's use of its local branch office network to fulfill customer needs. Keane's extensive network of branch offices allows the Company to stay close to targeted clients and be responsive to their needs. A strong corporate infrastructure supports the branches, gathers and replicates best practices, and assures uniform quality and a consistent business approach.

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

The Company believes that, given its present size and organizational structure, the most effective plan for achieving and maintaining critical mass is to use its resources to service large accounts and sell strategic business. In 1996, Keane realized revenues of at least $1 million as a result of engagements with 83 different accounts, which was more than double the number of comparable accounts in 1995. Keane plans to continue to focus on targeting accounts with large and recurring software development and management needs. As part of this strategy, Keane seeks to position itself as a provider of large application development projects and IS application outsourcing. Examples of such application outsourcing contracts in 1996 include a $66 million contract with Fieldcrest Cannon, a $50 million contract with J.D. Edwards, and a $19 million contract with Public Service Electric and Gas.

Historically, Keane has found acquisitions to be a valuable and important means of achieving critical mass, enhancing market share, increasing capabilities to deliver large, complex solutions and supplementing internal growth. The Company has demonstrated a capacity to complete acquisitions and to successfully integrate the acquired companies into its operations. Keane believes this ability is a competitive advantage in a consolidating market and will continue to evaluate appropriate acquisition opportunities. Since July 1986, Keane has completed 17 acquisitions of companies with annual revenues at the time of acquisition ranging from approximately $1 million to approximately $170 million. In identifying potential acquisition candidates, the Company seeks firms with client profiles, geographic markets and technical capabilities similar or complementary to its own. Because the software services industry is highly fragmented, the Company expects that there will continue to be attractive acquisition opportunities.

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

Continuously Strengthen Keane's Infrastructure-A strong infrastructure is required to successfully sell and execute large and complex projects. Keane's infrastructure encompasses the Company's delivery methodologies and such internal processes as sales, recruiting and management operations.

To ensure its services meet client needs, Keane strives to continuously improve its suite of internally developed methodologies and train its professionals in these methodologies. Methodologies enable the Company to improve productivity and predictability in its software services. On application development projects, Keane has an integrated approach which addresses processes for project management, the software development life cycle, project estimating, risk management and quality assurance. In application outsourcing projects, Keane uses its Application Management Methodology, which incorporates project management disciplines, process improvement procedures and performance metrics. Year 2000 compliance projects are driven by Keane's full life cycle methodology, Resolve 2000, and Help Desk services are delivered according to its Help Desk Methodology. At the foundation of all of Keane's methodologies is Keane's project management approach, Productivity Management.

Keane also seeks to establish and apply similar discipline and rigor to key internal processes such as sales, recruiting, training, and financial and operational processes. Keane believes that the investment made in all of these processes, combined with its emphasis on accumulating and disseminating organizational experience, enhances the ability of the Company to accommodate aggressive growth, attract and retain superior technical and managerial talent, and consistently deliver high quality solutions to its clients.

MARKETING, SALES AND CLIENTS: Keane markets its software services and software products through its direct sales force, which is based in each branch office. Keane's sales representatives are assigned to a limited number of accounts in order to develop an in-depth understanding of each client's individual needs and form strong client relationships. These representatives are responsible for providing highly responsive service and ensuring that Keane's software solutions achieve client objectives.

Keane focuses its marketing efforts on large corporations and healthcare entities with significant IS budgets and recurring software development needs. While Keane performs work for companies, most major industries, and state and federal governments, most of the Company's revenue is derived from organizations within the following industry groups serviced by ISD: manufacturing, financial services and insurance services businesses, and transportation and public utilities. All of HSD's clients are in the healthcare industry. ISD projects and services for manufacturing may involve factory floor operations, materials management, order processing, accounting and computer operating systems development and support. Typical development projects for financial services firms include applications for mutual fund analysis, fund tracking, stock transfer, customer information, commercial and consumer loans, cash distribution, accounting and human resource systems. Insurance company projects include such applications as claims processing, agency management, coordination of benefits and subrogation, pension, premium and loss reporting, accounting, compensation and benefits systems. Projects for HSD's healthcare clients include applications for accounting, patient registration and scheduling, and other patient care and clinical functions. Organizations in each of these industries are highly information dependent and use mission-critical information systems as a competitive advantage.

The following table sets forth a list of selected clients for which the Company provided services in 1996:

3M Company                                  GTE Data Service Incorporated
Aldus Corp.                                 Guardian Life Insurance
American Express Co., Inc.                  Hoffmann-La Roche, Inc
Ameritech                                   International Business Machines Corporation
AT&T Corporation                            J.D. Edwards
Bose Corporation                            Jewel Food Stores, Inc.
Bank of Boston Corporation                  Johns Hopkins Hospital
Baxter Healthcare Corporation               Liberty Mutual Insurance Co.
Bell Atlantic                               McDonald's Corporation
Cargill                                     McKesson Corporation
Carrier                                     Microsoft Corporation
CIGNA Corporation                           Miller Brewing
Cincinnati Bell Telephone                   National Assn. of Security Dealers
Department of Justice                       Northern Mutual Life Insurance
Discover Card                               Northern Telecom, Inc.
Eastman Kodak Company                       The Pillsbury Company
Elf Atochem North America                   Procter & Gamble Company
Exxon Corporation                           The Putnam Companies, Inc.
Fidelity                                    Reader's Digest Association, Inc.
Farmers Insurance Group                     Robert Wood Johnson Hospital
First Bank                                  SD Warren
General Electric Company                    Transquest
                                            U.S. Customs
                                            Whirlpool Corporation


The Company has historically derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. Keane's five largest clients accounted for approximately 33% and 29% of the Company's total revenues during the years ended December 31, 1995 and 1996, respectively. The Company's two largest clients during these periods have been IBM and General Electric. During the year ended December 31, 1996, IBM and General Electric accounted for approximately 11.7% and 6.0%, respectively, of the Company's total revenues. The Company provides services to multiple General Electric (GE) and International Business Machines (IBM) locations. The Company believes that each GE and IBM location served by the Company is essentially autonomous. Each location contracts separately for its services and each contract involves different projects. A significant decline in revenues from IBM or General Electric could have a material adverse effect upon the Company's total revenues. With the exception of IBM and General Electric, no single client accounted for more than 5% of the Company's revenues during the three years ended December 31, 1996.

In accordance with industry practice, nearly all of the Company's orders are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to the business. The Company had orders at December 31, 1996 of approximately $202.1 million, in comparison to orders of approximately $131.0 million at December 31, 1995.

BRANCH OFFICES: Keane provides custom software services through its headquarters in Boston, Massachusetts, and a network of ISD branch offices located in major metropolitan areas throughout the United States and in the province of Ontario. Branch offices are responsible for providing marketing, software planning, analysis, design, implementation and maintenance services for clients within assigned geographic territories. Each of these offices has the necessary technical resources and management depth to service its targeted area. Each office is led by a resident branch manager and has one or more client sales representatives, consulting managers and personnel recruiters. In 1996, the average revenues generated by each of Keane's Information Services branches was $12.2 million, which is up 20% from 1995. Keane believes a strong local presence and capability enable it to provide its clients with highly responsive and cost-effective service, as well as dependable results. Keane also maintains HSD branches and satellite offices located in California, Iowa, Maryland, New York, Texas and Arizona.

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

EMPLOYEES: On December 31, 1996, Keane had 6,018 employees, including 5,473 technical staff whose services are billable to clients. At such date, 5,642 individuals were employed by ISD and 268 individuals were employed by HSD, with the remaining 108 individuals providing Company-wide services at the Company's corporate headquarters.

The Company believes that its future success will depend in part upon its continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. Accordingly, Keane devotes significant resources to its Human Resources Department, including a staff of 90 recruiters. The Company's current employees are also a valuable recruiting tool. During 1996, approximately 23% of the Company's new employees were referred to the Company by existing personnel.

The Company does not have employment contracts with its key employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION: The custom software services market is highly competitive and characterized by continual change and improvement in technology. The market is fragmented, and no company holds a dominant position. Consequently, the Company's competition varies significantly from city to city. The Company believes it is among the ten largest custom software services firms serving the commercial market in the United States.

The Company's competition also varies by the type of service provided. For large application development and outsourcing projects, the Company competes with consulting divisions of large public accounting firms, such as Andersen Consulting, as well as companies such as Electronic Data Systems Corporation and IBM Global Services. For systems implementation and maintenance, the Company often competes with small, local firms, as well as large national firms, including Analysts International Corp., Cap Gemini America, Computer Horizons Corporation, Computer Sciences Corporation, and Computer Task Group, Inc. Some of these competitors are larger and have greater financial resources than the Company. In addition, clients may elect to increase their internal IS resources to satisfy their custom software development needs.

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

ITEM 2.  PROPERTIES

The principal executive office of the Company is located at Ten City Square, Boston, Massachusetts 02129, in an approximate 34,000 square foot office building which is owned by City Square Limited Partnership. Several of the

Company's officers, directors and shareholders are limited partners of this partnership. See Item 13 -- "Certain Relationships and Related Transactions." At December 31, 1996 the Company leased and maintained sales and support offices in 54 locations in the United States. The aggregate annual rental expense for the Company's sales and service offices was approximately $8,507,000 in 1996. The aggregate annual rental expense for all of the Company's facilities was approximately $10,722,000 in 1996. For additional information regarding the Company's lease obligations, see Note K of Notes to Consolidated Financial Statements.

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

On December 31, 1992, Four Star Capital Corporation ("Four Star") commenced a civil action against AGS Computers, Inc. ("AGS"), NYNEX Corporation ("NYNEX") and Derek Proctor, a former employee of AGS, in Superior Court of California, County of Marin, alleging among other things breach of contract with respect to the solicitation of business for NYNEX and AGS in China. The case was subsequently removed to the United States District Court for the Northern District of California and transferred to the United States District Court for the Southern District of New York. Four Star originally sought damages in the amount of $5,600,000. However, on May 3, 1994, Four Star amended its complaint to provide for a claim seeking relief in the amount of $25,000,000. Keane acquired all of the outstanding capital stock of AGS in January 1994. Motions for summary judgment have been pending since May 1996. Rccently, the case was transferred to a new judge, an event which likely will lead to further delays.

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

The Company denied the allegations of the Complaint and asserted a number of affirmative defenses, including the defense that the claims of damages asserted in the Complaint are barred by the terms of the underlying contract. The Company was granted summary judgment on certain of MAMI's claims. After a trial before a judge without a jury, on September 24, 1996, the court entered a judgment in favor of the Company. On MAMI's remaining claim of negligent misrepresentation against GECON, the court awarded MAMI the sum of $1,261,276.36. At this time, various post-judgment motions have been filed pertaining to the award as it relates to damages against GECON. The motions suspend the time for filing of an appeal.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY: The executive officers and directors of the Company are as follows:

NAME                            AGE                     POSITION
----                            ---                     --------
John F. Keane(1)                 66  Chief Executive Officer, President and Director
John F. Keane, Jr.               37  Senior Vice President
Brian T. Keane                   36  Senior Vice President
Edward H. Longo                  53  Senior Vice President
Raymond W. Paris                 59  Vice President - Healthcare Services Division
Wallace A. Cataldo               47  Vice President - Finance and Administration
Philip J. Harkins(1)(2)          49  Director
Winston R. Hindle, Jr.(1)(2)     66  Director
John F. Rockart(1)(2)            65  Director
Robert A. Shafto(1)(2)           61  Director

     __________________________________

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

Mr. John Keane, Jr. joined the Company in 1987, was promoted to Area Vice President in the Information Services Division in December 1994 and was promoted to Senior Vice President in December 1996. From January 1994 to December 1994, Mr. Keane served as an ISD Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. John Keane, Jr. is a son of John Keane, the founder, Chief Executive Officer and a director of the Company, and a brother of Brian Keane, Senior Vice President of the Company.

Mr. Brian Keane joined the Company in 1986, was promoted to Area Vice President in the Information Services Division in December 1994 and was promoted to Senior Vice President in December 1996. From July 1992 to December 1994, Mr. Keane served as an ISD Business Area Manager and from January 1990 to July 1992, he served as an ISD Branch Manager. Brian Keane is a son of John Keane, the founder, Chief Executive Officer and a director of the Company and a brother of John Keane, Jr., Senior Vice President of the Company.

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

Mr. Harkins has been a director since February 1997. Mr. Harkins is currently the President and Chief Executive Officer of Linkage, Inc., an organizational development company founded by Mr. Harkins in 1988. Prior to 1988, Mr. Harkins was Vice President of Human Resources of the Company.

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

Mr. Shafto has been a director since July 1994. Mr. Shafto is Chairman, Chief Executive Officer and President of New England Life Insurance Company, an insurance and investment firm which he joined in 1972 as Second Vice President for Computer Systems Development and Information Systems. Mr. Shafto was named President and Chief Operating Officer of New England Life Insurance Company in 1989 and assumed the position of Chief Executive Officer in January 1992. He was elected to the office of Chairman of New England Life Insurance Company effective July 1, 1993. Mr. Shafto is also a director of Fleet Bank of Massachusetts, N.A.

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

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, $.10 par value per share; 503,797 shares of Class B Common Stock, $.10 par value per share; and 2,000,000 shares of Preferred Stock, $.01 par value per share. As of March 14, 1997, there were no shares of Preferred Stock outstanding; 32,618,432 shares of Common Stock outstanding and held by approximately 1,843 stockholders; and 287,367 shares of Class B Common Stock outstanding and held by approximately 159 stockholders.

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

As of March 14, 1997, the Class B Common Stock represented 0.9% of the Company's outstanding equity, but had 8.1% of the combined voting power of the Company's outstanding Common Stock and Class B Common Stock. The substantial voting rights of the Class B Common Stock may make the Company less attractive as the potential target of a hostile tender offer or other proposal to acquire the stock or business of the Company and render merger proposals more difficult, even if such actions would be in the best interests of the holders of the Common Stock.

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

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY: The Company's Common Stock is traded on the American Stock Exchange under the symbol "KEA." The following table sets forth, for the periods indicated, the high and low closing prices per share as reported by the American Stock Exchange. All prices reflect the 2 for 1 stock split that was distributed on November 29, 1996 to shareholders of record as of on November 14, 1996.

                                                STOCK PRICE
                                             HIGH          LOW
                                             ---------  ------
                  1996
                  First Quarter              $14.94     $10.25
                  Second Quarter              20.44      14.69
                  Third Quarter               24.00      16.69
                  Fourth Quarter              31.75      22.88

                  1995
                  First Quarter              $12.75     $10.38
                  Second Quarter              12.88      11.32
                  Third Quarter               15.32      11.38
                  Fourth Quarter              14.75      11.07

The closing price of the Common Stock on the American Stock Exchange on March 14, 1997 was $31.25.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(ALL DOLLAR FIGURES IN THOUSANDS EXCEPT PER SHARE DATA)

                                  FIRST     SECOND    THIRD     FOURTH
                                 QUARTER   QUARTER   QUARTER   QUARTER
                                 --------  --------  --------  --------
 YEAR ENDED DECEMBER 31, 1996
 Total revenues                  $105,761  $113,075  $120,900  $127,354
 Pretax income                      9,276    11,109    11,404    12,543
 Net income                         5,380     6,443     6,500     7,035
*Net income per share                 .16       .19       .19       .21

 YEAR ENDED DECEMBER 31, 1995
 Total revenues                  $ 90,452  $ 94,647  $ 96,516  $101,124
 Pretax income                      9,037     9,429     8,171     5,948
 Net income                         5,151     5,375     4,943     3,788
*Net income per share                 .16       .16       .15       .12


 * Adjusted to reflect the 2-for-1 stock split that was distributed on November 29, 1996 to shareholders of record as of November 14, 1996

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Year Ended December 31,       1992      1993       1994       1995       1996
-------------------------------------------------------------------------------
INCOME STATEMENT DATA:
 Total revenues             $99,279   $175,808   $344,583   $382,739   $467,090
 Operating income             9,649     16,430     31,180     31,611     43,118
 Net income                   6,278      9,058     16,235     19,257     25,358
 Net income per share           .28        .38        .57        .59        .76
*Shares used in per
    share calculation        22,068     23,796     28,322     32,696     33,227
-------------------------------------------------------------------------------
BALANCE SHEET DATA:
 Total assets               $49,316   $ 99,615   $179,002   $194,398   $235,214
 Total debt                     206      4,323     12,317      9,146      6,593
 Stockholders' equity        43,408     83,114    144,387    167,221    196,630
 Book value per share          1.99       3.10       4.52       5.16       5.99
*Number of shares
    outstanding              21,842     26,774     31,954     32,389     32,853
-------------------------------------------------------------------------------
FINANCIAL PERFORMANCE:
Total revenue growth            3.9%      77.1%      96.0%      11.1%      22.0%
Net margin                      6.3%       5.2%       4.7%       5.0%       5.4%
Return on average equity       15.8%      16.7%      16.1%      12.3%      14.0%

* All amounts have been adjusted to reflect the 2-for-1 stock split that was distributed on November 29, 1996 to shareholders of record as of November 14, 1996.

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

RESULTS OF OPERATIONS, 1996 VS. 1995: The Company's revenues for 1996 were $467.1 million, up 22.0% over 1995 revenues of $382.7 million. The Company's operations are conducted through two divisions--the Information Services Division (ISD), which accounted for 93.5% of Keane's revenues in 1996, and the Healthcare Services Division (HSD), which accounted for the remaining 6.5% of Keane's revenues.

ISD revenues for 1996 were $436.9 million, up 22.4% from 1995. ISD services are delivered primarily in the areas of Application Development, Application Outsourcing, Help Desk and Supplemental Staffing. The Division's revenue grew in each of these areas in 1996, although Application Outsourcing and Application Development accounted for over 50% of the Division's revenue growth. The Company believes that demand for Application Outsourcing has increased primarily as a result of an economic climate in which companies are looking to increase their MIS productivity while reducing costs, and that demand for Application Development services has increased due to a strong economy in which companies are investing in their management information systems and in Year 2000 compliance.

HSD revenues for 1996 were $30.2 million, an increase of $4.3 million or 16.6% from revenues of $25.9 million in 1995. This increase is primarily attributable to the acquisition of Source Data Systems in November, 1995.

Salaries, wages and other direct costs for 1996 were $315.9 million, or 67.6% of revenues, compared to $256.5 million, or 67.0% of revenues, in 1995, a .6% increase as a percentage of revenue. Of this increase in direct cost percentage,
 .4% is primarily attributable to low margin third-party business for IBM performed pursuant to Keane's national contract with IBM. The balance of the increase is primarily due to increased technical salaries which were not completely offset by corresponding increases in the Company's direct billing rates. This increase in direct cost is the lowest increase in the last three years and was more than offset by reductions in Selling, General and Administrative ("SG&A") expenses as a percentage of revenue. The lower increase in direct cost is primarily due to the increases in revenues from Application Outsourcing, Application Development and Help Desk business. Revenues from these services typically command higher rates and are for a longer term with higher employee productivity compared to traditional supplemental staffing services.

SG&A expenses for 1996 were $95.6 million, or 20.5% of revenues, compared to $82.5 million, or 21.5% of revenues, in 1995, a 1.0% decrease as a percentage of revenues. The Company's objective is to continue to attempt to reduce SG&A at the same or a greater rate than increases in direct costs. The Company seeks to achieve this objective by realizing the economies of scale associated with increasing revenues through an aggressive internal growth plan without proportionately increasing SG&A.

Amortization of goodwill and other intangible assets for 1996 was $12.5 million, or 2.7% of revenues, compared to $12.2 million, or 3.2% of revenues, in 1995.

Interest and other related expenses for 1996 totaled $1.2 million compared to $0.7 million in 1995. This increase in interest and other related expenses is attributable to a $0.4 million forfeiture for interest expense on a notes payable to G.E. in 1995. Interest and other related income for 1996 totaled $2.4 million, compared to $1.6 million in 1995.

Pretax income for 1996 was $44.3 million, or 9.5% of revenues, up 36.1% from pretax income of $32.6 million, or 8.5% of revenues, in 1995.

The Company's effective tax rate for 1996 was 42.8% compared to 40.9% in 1995. This increase is primarily attributable to a one-time reduction in state income taxes in 1995.

Net income and earnings per share for 1996 were $25.4 million and $.76 per share, respectively, up 31.7% from $19.3 million and $.59 per share, respectively, in 1995.

RESULTS OF OPERATIONS, 1995 VS. 1994: The Company's revenues for 1995 were $382.7 million, up 11.1% from $344.6 million in 1994. Revenues from the Company's Information Services Division ("ISD") amounted to $356.8 million for 1995, up 11.2% from 1994. This increase in ISD revenues is primarily attributable to a strong economy in which companies invested in their information systems. In addition, the Company generated new revenues as a result of its Microsoft Help Desk contract for Windows 95' and the opening of a new office in Grand Rapids, Michigan. Revenues for the Company's Healthcare Services Division ("HSD") were $25.9 million, up 9.3% from 1994. The increase in HSD revenues is primarily attributable to the acquisition of Community Health Computing Corporation in April 1995 and of Source Data Systems, Inc. in November 1995.

Salaries, wages and other direct costs for 1995 were $256.5 million, or 67.0% of revenues, compared to $225.6 million, or 65.5% of revenues, in 1994, a 1.5% increase as a percentage of revenues. The increase in direct cost, as a percentage of revenues, is primarily attributable to the fact that large clients are negotiating and obtaining competitive bids for high quality services at lower costs. This results in the Company agreeing to lower rates to win new business, large clients negotiating for volume discounts and limitations on the Company's ability to pass on salary increases for technical personnel to existing accounts. IBM, Keane's largest account, accounted for approximately one-third of the Company's direct cost increase, as a percentage of revenues, as a result of its new National Vendor Agreement that the Company signed in July 1995. This Agreement, in effect, is intended to eventually reduce the over 200 IBM professional services vendors to eight, of which the Company is one. In exchange for expected increases in IBM business, the Company agreed to IBM's new national rates which at the time were approximately 15% lower than the rates the Company had been charging. The Company's strategy to partially reduce the impact of higher payroll costs on margins is to target project and strategic business, which, because of limited competition, typically commands higher rates. In addition, the Company has focused on the marketing of application outsourcing and help desk support business which may result in larger and longer duration engagements with higher productivity and lower selling expenses.

Selling, General & Administrative ("SG&A") expenses for 1995 were $82.5 million, or 21.5% of revenues, compared to $76.4 million, or 22.2% of revenues, in 1994, a 0.7% decrease as a percentage of revenues. The Company's objective is to continue to attempt to reduce SG&A at the same or greater rate than increases in direct costs. The Company seeks to achieve this objective by realizing the economies of scale associated with increasing revenue without proportionately increasing SG&A.

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

Net income and earnings per share for 1995 were $19.3 million and $.59 per share, respectively, up 18.6% from $16.2 million and $.57 per share, respectively, in 1994.

LIQUIDITY AND CAPITAL RESOURCES: The Company's cash and short-term investments at December 31, 1996 increased to $69.1 million from $33.2 million at December 31, 1995. This increase is attributed to positive cash flow from operations in 1996. In addition, the Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks for operations and acquisition opportunities. The Company's debt, including accrued interest, as of December 31, 1996 was $6.6 million, which consisted primarily of a $5.8 million non-interest bearing note discounted at 7% payable to NYNEX in two installments in January 1997 and January 1998.

Based on its current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations and current available lines of credit will be sufficient to meet its working capital requirements during at least the next twelve months.

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

ITEM 8.  FINANCIAL HIGHLIGHTS:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   PAGE


Report of Independent Accountants..............................     18


Consolidated Balance Sheets as of December 31, 1995 and 1996...     19



Consolidated Statements of Income
for the Years Ended December 31, 1994, 1995 and 1996...........     20



Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1994, 1995 and 1996...................     21


Consolidated Statements of Cash Flows for the Years
Ended December 31, 1994, 1995 and 1996.........................     22



Notes to Consolidated Financial Statements.....................  23-33

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:


We have audited the accompanying consolidated balance sheets of Keane, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Boston, Massachusetts                   Coopers & Lybrand L.L.P.
February 28, 1997

KEANE, INC. CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                           1995            1996
------------------------------------------------------------------------------------------------
ASSETS
Current:
   Cash and cash equivalents                                        $ 21,913,322    $ 38,837,183
   Investments                                                        11,331,228      30,242,498
   Accounts receivable, net:
     Trade                                                            81,022,024      94,773,296
     Other                                                             1,432,141       2,447,302
   Prepaid expenses and other current assets                           4,506,196       5,534,113
                                                                    ------------    ------------
    Total current assets                                             120,204,911     171,834,392

Property and equipment, net                                           12,425,542      10,658,205
Intangible assets, net                                                59,039,633      46,815,313
Other assets, net                                                      2,728,026       5,905,876
                                                                    ------------    ------------
                                                                    $194,398,112    $235,213,786
                                                                    ============    ============
LIABILITIES
Current:
   Accounts payable                                                 $  4,696,300    $  9,825,285
   Accrued expenses and other liabilities                              5,360,013       5,453,588
   Accrued compensation                                                7,925,786      11,034,456
   Notes payable                                                       3,177,922       3,191,204
   Income taxes payable                                                    --          5,677,435
   Capital lease obligations                                             433,963         236,384
                                                                    ------------    ------------
     Total current liabilities                                        21,593,984      35,418,352

Notes payable                                                          5,427,000       2,807,004
Long-term portion of capital lease obligations                           107,448         357,982
Deferred income taxes                                                     49,000           --

Commitments and contingencies (Note K)

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01, authorized
   2,000,000 shares, none issued                                           --              --
Common stock, par value $.10, authorized
   50,000,000 shares, issued and outstanding
   32,404,722 in 1995 and 32,870,671 in 1996                           3,240,473       3,287,067
Class B common stock, par value $.10, authorized
   503,797 shares, issued and outstanding
   288,258 in 1995 and 287,613 in 1996                                    28,825          28,760
Additional paid-in capital                                            91,923,407      95,931,695
Cumulative translation adjustment                                        (42,542)        (45,547)
Retained earnings                                                     74,482,933      99,841,019
Less treasury stock at cost, 303,414 shares
   in 1995 and 305,615 shares in 1996                                 (2,412,416)     (2,412,546)
                                                                    ------------    ------------

           Total stockholders' equity                                167,220,680     196,630,448
                                                                    ------------    ------------
                                                                    $194,398,112    $235,213,786
                                                                    ============    ============
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,                                    1994          1995          1996
---------------------------------------------------------------------------------------------------------
Total revenues                                                   $344,582,663  $382,739,492  $467,090,357

Salaries, wages and other direct costs                            225,550,990   256,474,275   315,920,823
Selling, general and administrative expenses                       76,361,573    82,470,444    95,552,534
Amortization of goodwill and other intangible assets               11,490,247    12,184,014    12,498,600
                                                                 ------------  ------------  ------------

   Operating income                                                31,179,853    31,610,759    43,118,400

Investment income                                                     451,110     1,635,953     2,404,037
Interest expense                                                    2,757,628       486,027       449,223
Other expenses, net                                                   392,843       175,832       741,128
                                                                 ------------  ------------  ------------
   Income before income taxes                                      28,480,492    32,584,853    44,332,086

Provision for income taxes                                         12,245,000    13,328,000    18,974,000
                                                                 ------------  ------------  ------------
   NET INCOME                                                    $ 16,235,492  $ 19,256,853  $ 25,358,086
                                                                 ============  ============  ============
   NET INCOME PER SHARE                                          $        .57  $        .59  $       0.76
                                                                 ============  ============  ============
   WEIGHTED AVERAGE COMMON AND COMMON SHARE
   EQUIVALENTS OUTSTANDING                                         28,323,000    32,695,506    33,226,618
                                                                 ============  ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED
DECEMBER 31, 1994, 1995 AND 1996
                                                                                 CLASS B
                                             COMMON STOCK                     COMMON STOCK                ADDITIONAL
                                     -------------------------            ----------------------           PAID-IN
                                     SHARES             AMOUNT            SHARES          AMOUNT           CAPITAL
---------------------------------------------------------------------------------------------------------------------
                                   26,786,521         $2,678,652         290,603         $29,060         $43,828,425
BALANCE DECEMBER 31, 1993

Common Stock issued under:
 1982 Stock Option Plan               435,826             43,583                                           1,132,543
 1992 Employee Stock
    Purchase Plan                     144,390             14,439                                           1,298,612
Conversions of Class B
 Common Stock into Common Stock         1,638                164          (1,638)           (164)
Proceeds from issuance of
 Common Stock                       4,600,000            460,000                                          41,819,165
Income tax benefit from
 stock option plans                                                                                          343,000
Foreign currency
 translation adjustment
Net income
                                  ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994          31,968,375          3,196,838         288,965          28,896          88,421,745

Common Stock issued under:
 1982 Stock Option Plan               171,500             17,150                                             678,540
 1992 Stock Option Plan                88,450              8,846                                             490,937
 1992 Employee Stock
    Purchase Plan                     158,090             15,808                                           1,657,007
 1983 Restricted Stock
    Purchase Plan                      17,600              1,760                                             190,178
Conversions of Class B
 Common Stock into
 Common Stock                             707                 71            (707)            (71)
Income tax benefit from
 stock option plans                                                                                          485,000
Foreign currency
 translation adjustment
Treasury Stock purchase
Net income
                                  ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995          32,404,722          3,240,473         288,258          28,825          91,923,407

Common Stock issued under:
 1982 Stock Option Plan               164,500             16,450                                             650,844
 1992 Stock Option Plan               173,217             17,321                                           1,071,227
 1992 Employee Stock
    Purchase Plan                     128,888             12,888                                           1,703,217
 1983 Restricted Stock
    Purchase Plan                      (1,301)              (130)
Conversions of Class B
 Common Stock into
 Common Stock                             645                 65            (645)            (65)
Income tax benefit from
 stock option plans                                                                                          583,000
Foreign currency
 translation adjustment
Treasury Stock purchase
Net income
                                  ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996          32,870,671         $3,287,067         287,613         $28,760         $95,931,695
                                   ==========         ==========         =======         =======         ===========





























FOR THE YEARS ENDED
DECEMBER 31, 1994, 1995 AND 1996
                                     CUMULATIVE                       TREASURY STOCK AT COST
                                     TRANSLATION   RETAINED          -----------------------
                                     ADJUSTMENT    EARNINGS          SHARES           AMOUNT              TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                  $38,990,588       (303,414)       $ (2,412,326)       $ 83,114,399
BALANCE DECEMBER 31, 1993

Common Stock issued under:
 1982 Stock Option Plan                                                                                    1,176,126
 1992 Employee Stock
    Purchase Plan                                                                                          1,313,051
Conversions of Class B
 Common Stock into
 Common Stock                                                                                                     --
Proceeds from issuance of
 Common Stock                                                                                             42,279,165
Income tax benefit from
 stock option plans                                                                                          343,000
Foreign currency
 translation adjustment              $ (74,114)                                                              (74,114)
Net income                                         16,235,492                                             16,235,492
                                 -----------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1994              (74,114)    55,226,080       (303,414)         (2,412,326)        144,387,119

Common Stock issued under:
 1982 Stock Option Plan                                                                                      695,690
 1992 Stock Option Plan                                                                                      499,783
 1992 Employee Stock
    Purchase Plan                                                                                          1,672,815
 1983 Restricted Stock
    Purchase Plan                                                                                            191,938
Conversions of Class B
 Common Stock into
 Common Stock                                                                                                     --
Income tax benefit from
 stock option plans                                                                                          485,000
Foreign currency
 translation adjustment                 31,572                                                                31,572
Treasury Stock purchase                                                 (900)                (90)                (90)
Net income                                         19,256,853                                             19,256,853
                                 -----------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1995              (42,542)    74,482,933       (304,314)         (2,412,416)        167,220,680

Common Stock issued under:
 1982 Stock Option Plan                                                                                      667,294
 1992 Stock Option Plan                                                                                    1,088,548
 1992 Employee Stock
    Purchase Plan                                                                                          1,716,105
 1983 Restricted Stock
    Purchase Plan                                                                                               (130)
Conversions of Class B
 Common Stock into
 Common Stock                                                                                                     --
Income tax benefit from
 stock option plans                                                                                          583,000
Foreign currency
 translation adjustment                 (3,005)                                                               (3,005)
Treasury Stock purchase                                               (1,301)               (130)               (130)
Net income                                         25,358,086                                             25,358,086
                                 -----------------------------------------------------------------------------------
                                      ($45,547)   $99,841,019       (305,615)        ($2,412,546)       $196,630,448
BALANCE DECEMBER 31, 1996             ========    ===========       ========         ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                         1994           1995           1996
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 16,235,492    $19,256,853    $25,358,086
Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                                       16,321,231     17,767,554     19,281,800
   Deferred income taxes                                                1,660,000     (1,023,000)    (3,994,000)
   Provision for doubtful accounts                                        619,491        850,771      3,621,000
   Loss (gain) on sale of property and equipment                           74,565         72,657        (18,317)
   Accrued interest on long-term debt                                     656,005        134,740        380,004
   Tax benefit from stock options                                         343,000        485,000        583,000
   Changes in assets and liabilities, net of acquisitions:
   (Increase) in accounts receivable                                  (14,073,680)   (11,285,320)   (18,487,433)
   (Increase) decrease in prepaid expenses and other assets              (870,013)    (3,255,602)      (237,164)
   Increase (decrease) in accounts payable and accrued
     expenses and other liabilities                                    (9,720,942)    (4,011,861)     8,331,230
   Increase (decrease) in income taxes payable                         (2,779,966)         --         5,677,435
                                                                     ------------    -----------    -----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                             8,465,183     18,991,792     40,495,641
                                                                     ------------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                                  --        (13,343,294)   (34,586,172)
  Sale of investments                                                   4,869,389      2,012,066     15,674,902
  Purchase of property and equipment                                   (3,581,214)    (5,675,206)    (4,098,030)
  Proceeds from the sale of property and equipment                        156,400        111,056        216,087
  Payments for acquisitions                                           (47,122,012)    (8,909,564)      (746,748)
                                                                     ------------    -----------    -----------

  NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                (45,677,437)   (25,804,942)   (23,539,961)
                                                                     ------------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt                                     122,000,000          --             --
  Payments under long-term debt                                      (122,000,000)         --        (2,982,274)
  Principal payments under capital lease obligations                     (511,994)      (430,377)      (521,233)
  Proceeds from issuance of common stock                               44,768,342      2,869,123      3,471,688
                                                                     ------------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              44,256,348      2,438,746        (31,819)

  Net increase (decrease) in cash and cash equivalents                  7,044,094     (4,374,404)    16,923,861
  Cash and cash equivalents at beginning of year                       19,243,632     26,287,726     21,913,322
                                                                     ------------    -----------    -----------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 26,287,726    $21,913,322    $38,837,183
                                                                     ============    ===========    ===========

Supplemental information:
  Interest paid                                                      $  2,102,000    $      --      $     --
  Income taxes paid                                                    14,042,000     14,463,000     16,652,000

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

NATURE OF OPERATIONS: The Company provides software design, development, integration and management services for corporations, government agencies and healthcare facilities. The Company serves its clients through two operating divisions and a network over 50 branch offices and satellite offices located across the United States and in Canada. The Information Services Division ("ISD"), which accounted for approximately 94% of the Company's revenues in 1996, provides software design, development and management services to corporations and government agencies with large and recurring software development needs. The Healthcare Services Division ("HSD") develops, markets and supports financial, patient care and clinical application software for hospitals and long-term care facilities. The Company primarily provides services to Fortune 1000 companies.

REVENUE RECOGNITION: The Company provides system design, implementation and support services under contracts. Revenues are recognized at contractually determined rates based on hours incurred or, in the case of software application sales, on the basis of customer acceptance over the period of software implementation.

The Company provides services to multiple General Electric (GE) and International Business Machines (IBM) locations. The Company believes that each GE and IBM location served by the Company is essentially autonomous. Each location contracts separately for its services and each contract involves different projects. Aggregate revenues for GE totaled approximately $37,000,000, $33,000,000 and $28,000,000 in 1994, 1995 and 1996, respectively. Aggregate revenues for IBM totaled approximately $57,000,000, $51,000,000 and $55,000,000 in 1994, 1995 and 1996, respectively.

FOREIGN CURRENCY TRANSLATION: For the Company's Canadian subsidiary the U.S. dollar is the functional currency. All assets and liabilities of the Company's Canadian subsidiary are translated at exchange rates in effect at the end of the period. Income and expenses are translated at rates that approximate those in effect on transaction dates. The translation differences are charged or credited directly to the translation adjustment account included as part of stockholders' equity. Foreign exchange gains and losses are included in other income (expense).

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents at December 31, 1996 include investments in commercial paper ($24.0 million), corporate bonds ($6.8 million) and money market funds ($1.1 million). Cash equivalents at December 31, 1995 include investments in commercial paper ($15.0 million) and money market funds ($3.5 million).

FINANCIAL INSTRUMENTS: The carrying amounts of cash equivalents and investments approximate their fair values. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's debt obligations approximates their carrying value.

INVESTMENTS: Investments are stated at fair value as reported by the investment custodian.. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Investments are currently designated as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and as such, unrealized gains and losses are reported in a separate component of stockholders' equity. At December 31, 1995 and 1996, the market value of these investments approximated cost.

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

The Company capitalized approximately $500,000, $1,300,000 and $500,000 of computer software development costs during 1994, 1995 and 1996, respectively. Costs are amortized over the expected life of the product, approximately 5 years, upon release.

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

B.  INVESTMENTS

At December 31, 1996, the Company's investments included obligations of the U.S. Government ($8.0 million), municipal bonds ($4.7 million) and commercial paper ($17.5 million). At December 31, 1995, the Company's investments include obligations of the U.S. Government ($6.3 million) and commercial paper ($5.0 million). Contractual maturities at December 31, 1996 were $2.8 million due within one year and $27.4 million due after one through three years. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. There was no gain or loss, based on a specific identification basis, realized on the sale of available for sale securities during the years ended December 31, 1994, 1995 and 1996.

C.  ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $1,916,000 and $3,751,000 at December 31, 1995 and 1996,
respectively. The provisions charged to the statement of operations were $2,258,000, $1,051,000 and $3,621,000 in 1994, 1995, and 1996, respectively, and write-offs against the allowances were $1,243,000, $1,618,000, and $1,786,000 in 1994, 1995, and 1996, respectively.

D.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        DECEMBER 31,
                                                     1995         1996
                                                  -----------  -----------
  Buildings and improvements                      $   893,065  $   849,588
  Office equipment                                 21,268,330   23,502,632
  Computer equipment and software                   4,121,648    4,896,677
  Leasehold improvements                            2,352,386    2,497,263
                                                  -----------  -----------
                                                   28,635,429   31,746,160

  Less accumulated depreciation and amortization   16,209,887   21,087,955
                                                  -----------  -----------

                                                  $12,425,542  $10,658,205
                                                  ===========  ===========


Depreciation expense totaled $4,801,424, $5,583,539 and $6,783,200 in 1994, 1995 and 1996, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $1,773,276 and $1,590,129 with accumulated amortization totaling $1,116,436 and $951,904 at December 31, 1995 and 1996, respectively.

E.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                        DECEMBER 31,
                                                     1995          1996
                                                  ------------------------
  Goodwill                                        $20,213,814  $20,360,094
  Noncompetition agreements                        22,135,000   22,203,000
  Customer-based intangibles                       37,855,336   37,915,336
  Software                                          8,088,789    8,088,789
  Other                                             1,208,077    1,208,077
                                                  -----------  -----------
                                                   89,501,016   89,775,296
  Less accumulated amortization                    30,461,383   42,959,983
                                                  -----------  -----------
                                                  $59,039,633  $46,815,313
                                                  ===========  ===========


F.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                        DECEMBER 31,
                                                     1995          1996
                                                  ------------------------
 Deferred savings and profit sharing plan         $ 1,664,738  $   705,024
 Health insurance costs                               301,510      472,052
 Accrued payroll taxes                                443,893      357,626
 Accrued rent obligations                             622,951      499,966
 Other                                              2,326,921    3,418,920
                                                  -----------  -----------
                                                  $ 5,360,013  $ 5,453,588
                                                  ===========  ===========

G.  CAPITAL LEASE OBLIGATIONS

The Company finances certain equipment through capital leases. At December 31, 1996, future minimum lease payments under noncancelable capital leases, together with the present value of minimum lease payments, are summarized below:

 Year ending December 31, 1997                  $257,095
 Year ending December 31, 1998                   188,521
 Year ending December 31, 1999                   185,227
                                                --------

 Total minimum payments                          630,843
 Less amount representing future interest         36,477
                                                --------

 Present value of net minimum payments           594,366
 Less current portion                            236,384
                                                --------

 Long-term portion of capital lease payments    $357,982
                                                ========

Equipment acquired under capital lease obligations for 1994, 1995 and 1996 totaled approximately $1,034,000, $162,000 and $570,000, respectively.

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

In conjunction with the AGS acquisition (see Note N), the Company and NYNEX also executed a separate noncompetition agreement covering a four-year period in exchange for a noninterest-bearing $12.0 million subordinated note due in four equal annual installments of $3.0 million beginning in January 1995. Subsequently, the Company made certain disbursements, totaling approximately $2.9 million, on behalf of NYNEX. In 1994, NYNEX reimbursed these amounts and made certain other adjustments to the purchase price by offsetting $4.0 million against the first two installments due under the subordinated note. The Company has recorded the note at its present value discounted at 7% which equaled $7,427,000 at December 31, 1995 and $5,807,000 (of which $2,807,000 was classified as long term) at December 31, 1996.

I.  CAPITAL STOCK

In May 1994, the stockholders approved an amendment to the Company's Articles of Organization increasing the number of shares of Common Stock authorized for issuance to 50,000,000 shares. In September 1994, the Company distributed a stock split effected in the form of a stock dividend of one share of Common Stock for every two shares of Common Stock and one share of Common Stock for every two shares of Class B Common Stock then outstanding. All share and per share data has been adjusted to reflect this stock split. In November 1994, the Company completed a secondary public offering resulting in the issuance of 4,600,000 shares of Common Stock at $19.50 per share, the proceeds of which totaled $42,279,165, net of related commissions and other expenses.

In November 1996, the Company distributed a stock split effected in the form of a stock dividend of one share of Common Stock for every one share of Common Stock and one share of Common Stock for every one share of

Class B Common Stock then outstanding. All share and per share data has been adjusted to reflect this stock split.

The Company has three classes of share capital: Preferred Stock, Common Stock and Class B Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock generally vote as a single class with holders of Common Stock but are entitled to 10 votes for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption price or prices and liquidation preferences, of any series of Preferred Stock, and to fix the number of shares of any such series. The Common Stock and Class B Common Stock have equal liquidation and dividend rights except that any regular quarterly dividend declared shall be $.05 per share less for holders of Class B Common Stock. Class B Common Stock is nontransferable, except under certain conditions, but may be converted into Common Stock on a share-for-share basis at any time. Conversions to common stock totaled 1,638, 707 and 645 shares in 1994, 1995 and 1996, respectively. Shares of common stock reserved for conversions totaled 287,613 at December 31, 1996.

J.  STOCK OPTION, STOCK PURCHASE, COMPENSATION AND RETIREMENT PLANS

STOCK OPTION PLANS: The Company has three stock-based compensation plans, which are described below. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1995 and 1996 would have been reduced to the pro forma amounts indicated below:

                             1995                       1996
            -------------------------- -------------------------
            Net Income   Earnings Per  Net Income   Earnings Per
            -----------  ------------  -----------  ------------
                            Share                      Share
                         ------------               ------------
  As
Reported    $19,256,853     $.59       $25,358,086     $ .76
  Pro
Forma        18,901,810      .58        24,564,433       .74

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

The fair market value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 4.5 years, expected volatility of 37%, a dividend yield of 0% and risk-free interest rates between 5.5-7.5%.

The 1982 Incentive Stock Option Plan provides for grants of stock options of up to 1,800,000 shares of the Company's Common Stock to be made to officers and key employees. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. Transactions under the plan for the three years ended December 31, 1996 are as follows:


                                                  WEIGHTED
                                     COMMON       AVERAGE
                                      STOCK    EXERCISE PRICE
                                    -------------------------
Outstanding at December 31, 1993     771,828        $3.29
  Exercised                         (435,828)        2.10
                                    --------
Outstanding at December 31, 1994     336,000         4.06
  Exercised                         (171,500)        4.06
                                    --------
Outstanding at December 31, 1995     164,500         4.06
  Exercised                         (164,500)        4.06
                                    --------
Outstanding at December 31, 1996           0
                                    ========


The 1992 Stock Option Plan provides for grants of stock options of up to 1,800,000 shares of the Company's Common Stock to employees, officers and directors of, and consultants and advisors to, the Company. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. The Company may grant options that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("incentive stock options") or nonstatutory options not intended to qualify as incentive stock options. The number and weighted-average exercise price of exercisable shares as of December 31, 1995 and 1996 was 75,550 shares at $5.56 and 109,750 shares at $6.00 per share, respectively. There were no shares exercisable at the end of 1994.

The weighted-average fair value of options granted during the years ended December 31, 1995 and 1996 was $ 4.42 and $ 4.90, respectively.

Transactions under the plan since the inception are as follows:

                                                   WEIGHTED
                                      COMMON       AVERAGE
                                      STOCK     EXERCISE PRICE
Outstanding at December 31, 1993      629,250       $ 5.69
  Granted                             212,000         6.46
  Canceled/Expired                    (95,250)        7.99
                                    ---------
Outstanding at December 31, 1994      746,000         6.41
  Granted                             373,000        10.56
  Exercised                           (88,450)        5.65
  Canceled/Expired                   (159,500)        7.51
                                    ---------
Outstanding at December 31, 1995      871,050         8.06
  Granted                             378,000        12.48
  Exercised                          (173,217)        6.29
  Canceled/Expired                    (64,000)        8.58
                                    ---------
Outstanding at December 31, 1996    1,011,833       $ 9.97
                                    =========


The following table summarizes information about stock options outstanding at December 31, 1996:

                              Options Outstanding                   Options Exercisable
                ------------------------------------------  --------------------------------
                             Weighted Average
  Range of                    Remaining
  Exercise        Number     Contractual  Weighted Average    Number      Weighted Average
  Prices        Outstanding     Life       Exercise Price   Exercisable    Exercise Price
--------------  -----------  -----------  ----------------  -----------  -------------------
 $5.56-$7.67        255,000    1.3 years       $ 5.67            99,250         $5.80
  9.21-11.88        368,833    2.9 years        10.26            10,500          9.25
 12.00-14.69        368,000    4.1 years        12.13                 0
 17.50-22.38         20,000    4.6 years        19.62                 0
                  ---------                                     -------


$5.56-$22.38      1,011,833                    $ 9.97           109,750         $6.00


STOCK PURCHASE PLANS: The 1983 Restricted Stock Purchase Plan provides for grants of 1,012,500 shares of Common Stock to be made to key employees at the discretion of the compensation committee of the Board of Directors. No grants were issued during 1994 and 1996 with 17,600 shares issued during 1995. At December 31, 1996, 688,880 shares remained available for future grants. Restrictions on the sale or transfer of shares lapse three years after the date of grant. As grants are issued, deferred compensation equivalent to the market value at the date of grant, less $.10 per share of the purchase price, is amortized to compensation expense over the three-year vesting period. The amount of amortization for 1995 and 1996 was $53,000 and $54,000, respectively.

The 1992 Employee Stock Purchase Plan provides for the purchase of 1,275,000 shares of Common Stock by qualifying employees at a purchase price of 85% of the market value of the stock on the purchase date. During 1994, 1995 and 1996, participants in this plan purchased 144,390, 158,090 and 128,888 shares, respectively. Shares available for future purchases totaled 721,782 at December 31, 1996.

COMPENSATION PLANS: During 1988, the Company established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 1994, 1995 and 1996 approximated $4,887,000, $5,075,000 and $4,224,000, respectively.

DEFERRED SAVINGS AND PROFIT SHARING PLAN: During 1984, the Company established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 15% of their salary to the plan. The Company makes discretionary contributions to the plan based on a percentage of contributions made by the eligible employees and profits of the Company. The Company's contributions vest after the employee has completed 42 months of service and for 1994, 1995 and 1996 amounted to approximately $1,682,000, $1,664,000 and
$705,000, respectively.

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

The Company leases additional office space and apartments under operating leases, some of which may be renewed for periods up to five years, subject to increased rentals. Rental expense for all of the Company's facilities amounted to approximately $8,100,000 in 1994, $8,880,000 in 1995 and $10,722,000 in 1996.
The Company is committed to minimum annual rental payments under all leases of approximately $8,588,000 in 1997, $6,968,000 in 1998, $4,800,000 in 1999,
$2,905,000 in 2000, $1,607,000 in 2001 and an aggregate of $3,081,000 from 2002 to 2006.

On December 31, 1992, Four Star Capital Corporation ("Four Star") commenced a civil action against AGS Computers, Inc. ("AGS"), NYNEX Corporation ("NYNEX") and Derek Proctor, a former employee of AGS, in Superior Court of California, County of Marin, alleging, among other matters, breach of contract with respect to the solicitation of business for NYNEX and AGS in China. The case was subsequently removed to the United States District Court for the Northern District of California and transferred to the United States District Court for the Southern District of New York. Four Star originally sought damages in the amount of $5,600,000. However, on May 3, 1994, Four Star amended its complaint to provide for a claim seeking relief in the amount of $25,000,000. Keane acquired all of the outstanding capital stock of AGS in January 1994. Motions for summary judgment have been pending since May 1996. Recently, the case was transferred to a new judge, an event which likely will lead to further delays.

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

The Company denied the allegations of the Complaint and asserted a number of affirmative defenses, including the defense that the claims of damages asserted in the Complaint are barred by the terms of the underlying contract. The Company was granted summary judgment on certain of MAMI's claims. After a trial before a judge without a jury, on September 24, 1996, the court entered judgment in favor of the Company. On MAMI's remaining claim of negligent misrepresentation against GECON, the court awarded MAMI the sum of $1,261,276.36. At this time, various post-judgment motions have been filed pertaining to the award as it relates to damages against GECON. The motions suspend the time for filing of an appeal.

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

The provision for income taxes consists of the following:


                                 Years Ended December 31,
                            1994           1995          1996
                       -------------------------------------------
Current:
  Federal              $     8,315,000   $11,097,000   $18,111,000
  State                      2,617,000     3,185,000     4,793,000
  Foreign                     (347,000)       69,000        64,000
                       ---------------   -----------   -----------
   Total                    10,585,000    14,351,000    22,968,000
                       ---------------   -----------   -----------

Deferred:
  Federal                    1,260,000      (847,000)   (3,675,000)
  State                        400,000      (176,000)     (255,000)
  Foreign                           --            --       (64,000)
                       ---------------   -----------   -----------
   Total                     1,660,000    (1,023,000)   (3,994,000)
                       ---------------   -----------   -----------
                       $    12,245,000   $13,328,000   $18,974,000
                       ===============   ===========   ===========

A reconciliation of the statutory income tax provision with the effective income tax provision is as follows:


                                          Years Ended December 31,
                                         1994        1995          1996
                                     --------------------------------------
Federal income taxes at 35%          $ 9,968,000  $11,405,000   $15,516,000
 State income taxes,                   1,961,000    2,127,000     2,949,000
   net of federal tax benefit
 Tax credits                                  --     (241,000)     (130,000)
 Other, net                              316,000       37,000       639,000
                                     -----------  -----------   -----------
                                     $12,245,000  $13,328,000   $18,974,000
                                     ===========  ===========   ===========

The components of the net deferred tax assets and liabilities are as follows:

                                          12/31/95      12/31/96
                                       -----------   -----------
 Current:
  Allowance for doubtful accounts      $   754,000   $ 1,423,000
  Employee medical benefits               (352,000)      (57,000)
  Accrued expenses                         217,000       124,000
                                       -----------   -----------
   Total current assets                $   619,000   $ 1,490,000
                                       ===========   ===========


Long-term:
  Customer based intangibles           $(6,654,000)  $(6,156,000)
  Amortization of intangible assets      6,495,000     8,523,000
  Accrued rents                            177,000       109,000
  Depreciation and other                   (67,000)      598,000
                                       -----------   -----------
   Long-term assets (liabilities)      $   (49,000)  $ 3,074,000
                                       ===========   ===========

The current component is included in prepaid expenses and other current assets on the balance sheet. The long-term component is included in the other assets on the balance sheet.

M.  RESEARCH AND DEVELOPMENT

Research and development expenses were approximately $2,842,000, $3,997,000 and $4,112,000 in 1994, 1995 and 1996, respectively.

N.  BUSINESS ACQUISITIONS

On January 5, 1994, the Company purchased the stock of AGS from NYNEX Worldwide Services Group, Inc. ("NYNEX"), a wholly owned subsidiary of NYNEX Corporation. AGS provides information technology consulting services, including systems integration and staff supplementation, to businesses and government agencies in the United States and Canada. The initial amount paid in connection with the stock purchase was approximately $46.1 million which was financed by internal cash and investments of $25.1 million and new bank borrowings of $21.0 million. The Company and NYNEX also executed a separate noncompetition agreement covering a four-year period in exchange for the Company's $12.0 million noninterest-bearing subordinated note. (Notes H and K)

The acquisition of AGS has been accounted for by the purchase method of accounting. Accordingly, the assets acquired, including primarily customer-based intangibles, the noncompetition agreement and accounts receivable, have been recorded at their fair values at the date of acquisition. The customer-based intangibles and noncompetition agreement are being amortized on a straight-line basis over fifteen years and four years, respectively. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a 15-year period.

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

O.  BANK DEBT

In January 1994, the Company entered into $45,000,000 revolving credit agreement replacing its existing line of credit. The outstanding balance was repaid with the proceeds of the 1994 offering described in Note I. Borrowings under the line were at the bank's corporate rate. In July 1995, the Company canceled the revolving credit agreement and replaced it with a new $20,000,000 demand line of credit from two banks. Borrowings will bear interest at the bank's base rate (the prime rate). There were no borrowings under either line during 1996 or 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 30, 1996, the Company filed a Current Report on Form 8-K in connection with its engagement of Ernst & Young LLP as independent auditors of the Company and its dismissal of Coopers & Lybrand L.L.P. from such position.
On December 20, 1996, the Company filed a Current Report on Form 8-K in connection with the resignation of Ernst & Young LLP as the Company's independent auditors and the engagement of Coopers & Lybrand L.L.P. to fill such position.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1997 (the "1997 Proxy Statement") under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

The response to this Item is incorporated herein by reference to the Company's 1997 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is incorporated herein by reference to the Company's 1997 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated herein by reference to the Company's 1997 Proxy Statement under the caption "Certain Related Party Transactions."

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements
          --------------------

The following consolidated financial statements are included in Part II, Item 8:

                                                                 PAGE
Report of Independent Accountants...............................   18

Consolidated Balance Sheets as of December 31, 1995 and 1996....   19

Consolidated Statements of Income
For the Years Ended December 31, 1994, 1995 and 1996............   20

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1994, 1995 and 1996............   21


Consolidated Statements of Cash Flows
For the Years Ended December 31, 1994, 1995 and 1996............     22

Notes to Consolidated Financial Statements......................  23-33

(2)       Financial Statement Schedules
          -----------------------------

          All schedules are omitted as they are either not required, not applicable, or are otherwise included in this Form 10-K.

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

          10.18 -- Documents relating to the Demand Lines of Credit with
          Shawmut Bank, N.A. and the First National Bank of Boston (the "Banks") are incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995:

                    (a) Demand Money Market Promissory Note dated as of May 1, 1995, in the amount of $10,000,000, between the Registrant and Shawmut Bank.

                    (b) Loan Agreement dated July 20, 1995, in the amount of $10,000,000, between the Registrant and Bank of Boston.

       11.    Statement of Computation of Earnings Per Share....  38

       21.    Schedule of Subsidiaries of the Registrant........  39

       23.    Consent of Coopers & Lybrand L.L.P................  40

(c)  Reports on Form 8-K

     On October 30, 1996, the Company filed a Current Report on Form 8-K in connection with its engagement of Ernst & Young LLP as independent auditors of the Company and its dismissal of Coopers & Lybrand L.L.P. from such position.

     On December 20, 1996, the Company filed a Current Report on Form 8-K in connection with the resignation of Ernst & Young LLP as the Company's independent auditors and the engagement of Coopers & Lybrand L.L.P. to fill such position.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        KEANE, INC.
                                        (Registrant)



                                        /s/ John F. Keane
                                        ------------------------------------
                                        By:  John F.  Keane
                                        President
                                        (Principal Executive Officer)


Date:     March 28, 1997
                --


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John F. Keane              3/28/97  /s/ Wallace A. Cataldo         3/28/97
-----------------------------  -------  -----------------------------   ------
John F. Keane                  Date     Wallace A. Cataldo              Date
President,                              Vice President, Finance and
Principal Executive Officer             Principal Accounting Officer
and Director


                                        /s/ Robert A. Shafto           3/28/97
-----------------------------  -------  -----------------------------   ------
John F. Rockart                Date     Robert A. Shafto                Date
Director                                Director


                                        /s/ Winston R. Hindle, Jr.     3/28/97
-----------------------------  -------  -----------------------------   ------
Philip J. Harkins              Date     Winston R. Hindle, Jr.          Date
Director                                Director