Form 10-Q
period 1997-03-31
KEANE INC
filed 1997-05-14
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED MARCH 31, 1997 COMMISSION FILE NUMBER 1-7516

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

As of March 31, 1997, the number of issued and outstanding shares of Common Stock (excluding 305,615 shares held in treasury) and Class B Common stock are 32,618,686 and 287,613 shares, respectively. The Company declared a 2 for 1 stock split on October 24, 1996, in the form of a stock dividend that was distributed to shareholders of record as of November 14, 1996, which has been reflected in the number of Common Shares outstanding.

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months ended March 31, 1997
and 1996...............................................................................   3

Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.................   4

Consolidated Statements of Cash Flows for the three months ended March 31, 1997
and 1996...............................................................................   5

Notes to Financial Statements..........................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

Part II - Other Information............................................................  11

Signature Page.........................................................................  12

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                          THREE MONTHS ENDED MARCH 31,
                                                                    1997                                1996
Total revenues                                                    $141,110                             $105,761

Salaries, wages and other direct costs                              93,508                               70,479
Selling, general and administrative expenses                        27,548                               23,158
Amortization of goodwill and other intangible assets                 3,509                                3,138
                                                                  --------                             --------

     Operating income                                               16,545                                8,986

Investment income                                                      923                                  531
Interest expense                                                        50                                   96
Other expenses, net                                                    142                                  145
                                                                  --------                             --------

     Income before income taxes                                     17,276                                9,276

Provision for income taxes                                           7,428                                3,896
                                                                  --------                             --------

     Net income                                                   $  9,848                             $  5,380
                                                                  ========                             ========

*Net income per share                                                 $.29                                 $.16
                                                                  ========                             ========

*Weighted average common and common                                 33,574                               32,842
 share equivalents outstanding                                    ========                             ========


*Adjust to reflect the Company's two for one stock split in the form of a dividend distributed on November 29, 1996 to shareholders of record as of November 14, 1996

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         (IN THOUSANDS)
                                                        MARCH 31, 1997                    DECEMBER 31, 1996
Assets
Current:
   Cash and cash equivalents                              $ 17,967                             $ 38,837
   Investments                                              40,162                               30,242
   Accounts receivable, net
     Trade                                                 118,817                               94,773
     Other                                                     911                                2,447
   Prepaid expenses and other current assets                 3,127                                5,536
                                                          --------                             --------
       Total current assets                                180,984                              171,835

   Property and equipment, net                              10,634                               10,658
   Intangible assets, net                                   43,306                               46,815
   Other assets, net                                         6,769                                5,906
                                                          --------                             --------
                                                          $241,693                             $235,214
                                                          ========                             ========
Liabilities
Current:
   Accounts payable                                       $  7,811                             $  9,825
   Accrued compensation                                      5,026                               11,036
   Accrued expenses and other                                8,491                                5,454
    liabilities
   Notes payable                                             2,947                                3,191
   Income taxes payable                                      9,672                                5,677
   Capital lease obligations                                   111                                  236
                                                          --------                             --------
       Total current liabilities                            34,058                               35,419

   Notes payable                                             -----                                2,807
   Long-term portion of capital lease                          400                                  358
    obligations

Stockholders' Equity
   Common Stock                                              3,292                                3,287
   Class B Common Stock                                         29                                   29
   Additional paid-in capital                               96,734                               95,932
   Cumulative translation adjustment                           (96)                                 (46)
   Retained earnings                                       109,689                               99,841
   Less treasury stock                                      (2,413)                              (2,413)
                                                          --------                             --------
       Total stockholders' equity                          207,235                              196,630
                                                          --------                             --------
                                                          $241,693                             $235,214
                                                          ========                             ========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   (IN THOUSANDS)
                                                                            THREE  MONTHS ENDED MARCH 31,
                                                                     1997                                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $  9,848                             $  5,380
Adjustment to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization                                     5,028                                4,736
   Deferred income taxes                                              (192)                                 140
   Provision for doubtful accounts                                     691                                  789
   Loss (gain) on the sale of property and equipment                   (37)                                   5
   Accrued interest on long-term debt                                   49                                   95
Changes in assets and liabilities, net of acquisitions:
   (Increase) in accounts receivable                               (22,377)                             (11,787)
   (Increase) decrease in prepaid
    expenses and other assets                                        1,737                                 (346)
   (Decrease) in accounts payable and
    accrued expenses and other liabilities                          (6,193)                              (6,484)
   Increase in income taxes payable                                  3,994                                3,151
                                                                  --------                             --------
   NET CASH USED FOR OPERATING ACTIVITIES                           (7,452)                              (4,321)
                                                                  --------                             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                         (12,547)                              (4,275)
   Sale of investments                                               2,602                                2,054
   Purchase of property and equipment                               (1,500)                              (1,147)
   Proceeds from the sale of property                                    1                                   27
    and equipment
   Proceeds from sale of business units                                400                                 ----
   Payments for acquisitions                                          ----                                 (274)
                                                                  --------                             --------
   NET CASH USED FOR INVESTING ACTIVITIES                          (11,044)                              (3,615)
                                                                  --------                             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under long-term debt                                    (3,100)                              (2,374)
   Principal payments under capital lease obligations                  (81)                                (106)
   Proceeds from issuance of common stock                              807                                  704
                                                                  --------                             --------
   NET CASH USED FOR FINANCING ACTIVITIES                           (2,374)                              (1,776)
                                                                  --------                             --------
   Net (decrease) in cash and cash equivalents                     (20,870)                              (9,712)
   Cash and cash equivalents at beginning of period                 38,837                               21,913
                                                                  --------                             --------
   Cash and cash equivalents at end of period                     $ 17,967                             $ 12,201
                                                                  ========                             ========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("the Annual Report") and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts.

          In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

          On October 24, 1996, the Company declared a 2 for 1 stock split in the form of a dividend distributed on November 29, 1996 to shareholders of record as of November 14, 1996. All Common shares and per share amounts included in these financial statements are given retroactive effect to the extent required for this stock split.

Note 2. Computation of Earnings Per Share for quarters ending March 31, 1997 and 1996.

                                                    1997     1996
       Primary
       Average shares outstanding
          Common                                   32,605   32,162
          Class B Common                              288      288
       Net effect of dilutive options-based
        on the treasury stock method using
        average market price
          Common Stock                                681      392
                                                  -------  -------
              Total                                33,574   32,842
                                                  =======  =======
       Net income                                 $ 9,848  $ 5,380

       Per share amount                              $.29     $.16

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                            1997      1996
       Fully Diluted
       Average Shares outstanding
          Common                            32,605     32,162
          Class B Common                       288        288
       Net effect of dilutive stock
        options-based on the treasury
        stock  method using higher of
        average market price or period
        ending price
          Common stock                         685        480
                                          --------  ---------
              Total                         33,578     32,930
                                          ========  =========
       Net income                         $  9,848  $   5,380

       Per share amount                       $.29       $.16


Note 3.  Intangible assets consist of      3/31/97   12/31/96
          the following:

          Goodwill                        $ 20,360  $  20,360
          Noncompetition agreements         22,203     22,203
          Customer-based intangibles        37,915     37,915
          Software                           8,089      8,089
          Other                              1,208      1,208
                                          --------  ---------
                                            89,775     89,775
          Less accumulated amortization     46,469     42,960
                                          --------  ---------

                                          $ 43,306  $  46,815
                                          ========  =========


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

Results of Operations
---------------------

The Company's revenue for the First Quarter of 1997 was $141.1 million, a 33.4% increase over the First Quarter last year. The increase in revenue was primarily attributable to a continued strong economy in which the demand for the Company's strategic service offerings continued to grow in addition to continued growth in demand for the Company's supplemental staffing services. The Company's strategic service offerings include large software development projects, including Year 2000 compliance projects, and longer-term application and help desk outsourcing.

Salaries, wages and other direct costs for the First Quarter of 1997 were $93.5 million, or 66.3% of revenue, compared to $70.5 million, or 66.6% of revenue, for the First Quarter of 1996, for a 0.3% decrease as a percentage of revenue. This decrease as a percentage of revenue is primarily attributable to an increase in higher margin obtained from our strategic services business. This business represented nearly half of the Company's revenues in the First Quarter of 1997 compared to 36% for the First Quarter last year.

Selling, General & Administrative ("SG&A") expenses for the First Quarter of 1997 were $27.5 million, or 19.5% of revenue, compared to $23.2 million, or 21.9% of revenue, for the First Quarter last year. The decrease in SG&A as a percentage of revenue was primarily attributable to the economies of scale associated with increased volume of revenue that did not require a proportionate increase in SG&A and to a large extent to an increase in the number of large contracts in which the Company is engaged, which allows associated overhead services to be delivered more cost effectively.

Amortization of goodwill and other intangible assets for the First Quarter was $3.5 million, or 2.5% of revenue, compared to $3.1 million, or 3.0% of revenue in the first quarter of 1996.

Interest and other related investment income totaled $0.9 million for the First Quarter of 1997, compared to $0.5 million the same period last year. Interest and other related expenses for the First Quarter of each of 1997 and 1996 totaled $0.2 million.

Pre-tax income for the First Quarter of 1997 was $17.3 million, or 12.2% of revenue, up 86.2% from pre-tax income of $9.3 million, or 8.8% of revenue, in the First Quarter of 1996.

The Company's effective tax rate for the First Quarter of 1997 was 43%, compared to an effective tax rate of 42% for the same period last year. The higher effective tax rate is a result of an increase in the Company's state income tax rate.

Net income and earnings per share for the First Quarter of 1997 were $9.8 million and $ .29, respectively, compared to $5.4 million and $ .16 for the First Quarter last year.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which will require adoption in fiscal year 1997. This statement specifies the computation, presentation and disclosure requirements of earnings per share. The Company is in the process of determining the effect of adoption of this statement on its consolidated financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the First Quarter of 1997 with cash equivalents and short-term investments totaling approximately $58.1 million, down from the year end balance of $69.1 million. The decrease is primarily attributable to the increase in accounts receivable and the purchase of investments. The Company's debt, including accrued interest at the end of the First Quarter was $3.5 million, which consists primarily of a non-interest bearing note discounted at 7%, payable to Nynex in January 1998. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks.

Based on the Company's current operating plan, it believes that its cash and cash equivalents on hand, cash flows from operations, and its current available lines of credit will be sufficient to meet its current working capital requirements during at least the next twelve months.

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

KEANE, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibits - None

          (b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.




















--------------------------------------------------------------------------------

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KEANE, INC.
                                    (Registrant)


Date March 15, 1997                  \s\ John F. Keane
     --------------                  ---------------------------------------
                                           John F. Keane
                                           President


Date March 15, 1997                  \s\ Wallace A. Cataldo
     --------------                  ---------------------------------------
                                           Wallace A. Cataldo
                                           Vice President, Finance
                                           (Principal Financial and Accounting
                                           Officer)