Form 10-Q
period 1997-06-30
KEANE INC
filed 1997-08-12
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JUNE 30, 1997  COMMISSION FILE NUMBER 1-7516

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

Yes [X] No [_]
     -

As of June 30, 1997, the number of issued and outstanding shares of Common Stock (excluding 305,615 shares held in treasury) and Class B Common Stock were 65,737,439 and 287,613 shares, respectively. The Company declared a 2 for 1 stock split on July 24, 1997, in the form of a stock dividend that will be distributed on or about August 29,1997 to shareholders of record as of August 14, 1997. The Company previously declared a 2 for 1 stock split on October 29, 1996 that was distributed on November 29, 1996 to shareholders of record as of November 14, 1996. Both splits have been reflected in the number of Common Shares outstanding.

                                    1 of 14

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months and six months ended
   June 30, 1997 and 1996..................................................................   3

Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996......................   4

Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996......   5

Notes to Unaudited Financial Statements....................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations......   8

Part II - Other Information................................................................  12

Signature Page.............................................................................  14

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30                          JUNE 30
                                                                      1997       1996                  1997       1996

Total revenues                                                       $151,966   $113,075              $293,076    $218,836

  Salaries, wages and other direct costs                               99,586     75,032               193,094     145,511
  Selling, general and administrative expenses                         29,867     24,120                57,415      47,278
  Amortization of goodwill and other intangible assets                  3,509      3,120                 7,018       6,258

    Operating income                                                   19,004     10,803                35,549      19,789

Investment income                                                         893        567                 1,816       1,098
Interest expense                                                           50        117                   100         213
Other expenses, net                                                       373        144                   515         289

    Income before income taxes                                         19,474     11,109                36,750      20,385

Provision for income taxes                                              8,374      4,666                15,802       8,562

     Net income                                                      $ 11,100   $  6,443              $ 20,948    $ 11,823

*Net income per share                                                    $.16       $.10                  $.31        $.18

*Weighted average shares outstanding                                   67,506     66,537                67,327      66,110


*Adjusted to reflect the Company's two for one stock split in the form of a dividend to be distributed on August 29, 1997 to shareholders of record as of August 14, 1997, as well as a two for one stock split which occurred in November 1996.

   The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                        (IN THOUSANDS)
                                                                           JUNE 30, 1997        DECEMBER 31, 1996
Assets
Current:
    Cash and cash equivalents                                                $ 16,204                 $ 38,837
    Investments                                                                45,678                   30,242
    Accounts receivable, net
       Trade                                                                  130,785                   94,773
       Other                                                                      866                    2,447
    Prepaid expenses and other current assets                                   3,533                    5,536
                                                                             --------                 --------
               Total current assets                                           197,066                  171,835
    Property and equipment, net                                                12,917                   10,658
    Intangible assets, net                                                     39,797                   46,815
    Other assets                                                                7,648                    5,906
                                                                             --------                 --------
                                                                             $257,428                 $235,214
                                                                             ========                 ========
Liabilities
Current:
    Accounts payable                                                           10,011                    9,825
    Accrued compensation                                                       12,683                   11,036
    Accrued expenses and other liabilities                                      8,561                    5,454
    Notes payable                                                               2,997                    3,191
    Income taxes payable                                                        3,149                    5,677
    Capital lease obligations                                                     197                      236
                                                                             --------                 --------
          Total current liabilities                                            37,598                   35,419
     Notes payable                                                                ---                    2,807
     Long-term portion of capital lease obligations                               272                      358

Stockholders' Equity
     Preferred Stock                                                              ---                      ---
     Common Stock                                                               6,604                    6,572
     Class B Common Stock                                                          29                       29
     Additional paid-in capital                                                94,631                   92,647
     Cumulative translation adjustment                                           (82)                     (46)
     Retained earnings                                                        120,789                   99,841
     Less treasury stock                                                      (2,413)                  (2,413)
                                                                             --------                 --------
          Total stockholders' equity                                          219,558                  196,630
                                                                             --------                 --------
                                                                             $257,428                 $235,214
                                                                             ========                 ========

   The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            (IN THOUSANDS)
                                                                                      SIX  MONTHS ENDED JUNE 30,
                                                                                         1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                           $  20,948         $ 11,823
Adjustments to reconcile net income to net cash provided by (used for)
 operating activities
       Depreciation and amortization                                                    10,233            9,550
       Accrued interest on long term debt                                                   99              212
       Deferred income taxes                                                              (192)            (852)
       Provision for doubtful accounts                                                     959            1,276
       Loss on disposal of fixed assets                                                     (1)              25
     Changes in assets and liabilities, net of acquisitions:
       (Increase) in accounts receivable                                               (34,563)         (18,473)
       (Increase) decrease in prepaid  expenses and other assets                           452             (804)
       Increase (decrease) in income taxes payable                                      (2,528)             363
       Increase (decrease) in accounts payable,                                          3,735           (2,074)
       accrued expenses, and other current liabilities                                   -----            -----
                                                                                     ---------         --------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                 (858)           1,046

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                           (25,994)         (10,133)
     Sale of investments                                                                10,559            4,233
     Purchase of property and equipment                                                 (5,538)          (2,306)
     Proceeds from sale of assets                                                            9               13
     Payment for acquisitions                                                            -----             (274)
     Proceeds from sale of business unit                                                   400            -----
                                                                                     ---------         --------
     NET CASH USED FOR INVESTING ACTIVITIES                                            (20,564)          (8,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under long term-debt                                                      (3,226)          (2,619)
     Proceeds from issuance of common stock                                              2,015            2,404
                                                                                     ---------         --------
     NET CASH USED FOR FINANCING ACTIVITIES                                             (1,211)            (215)
                                                                                     ---------         --------

Net  decrease in cash and cash equivalents                                             (22,633)          (7,636)
Cash and cash equivalents, beginning of period                                          38,837           21,913
                                                                                     ---------         --------
Cash and cash equivalents at end of period                                             $16,204         $ 14,277
                                                                                     =========         ========

        The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1996 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts.

          In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

          On October 24, 1996, the Company declared a 2 for 1 stock split in the form of a dividend which was distributed on November 29, 1996 to shareholders of record as of November 14, 1996. Additionally, the Company declared a 2 for 1 stock split on July 24, 1997 to be distributed on or about August 29, 1997 to shareholders of record on August 14, 1997. All Common shares and per share amounts included in these financial statements are given retroactive effect to the extent required for these stock splits.

Note 2. Computation of earnings per share for quarters ending June 30, 1997 and 1996.


                                                                            1997            1996
          Primary
          Average shares outstanding
               Common                                                      65,686          65,264
               Class B Common                                                 288             288
          Net effect of dilutive options-based on the treasury
               stock method using average market price
               Common Stock                                                 1,532             985
                    Total                                                  67,506          66,537
          Net income                                                      $11,100          $6,443

          Per share amount                                                   $.16            $.10


KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                             1997       1996
          Fully Diluted
          Average Shares outstanding
               Common                       65,686     65,264
               Class B Common                  288        288
          Net effect of dilutive stock
           options-based on the
           treasury stock  method using
           higher of average market
           price or period ending price
               Common stock                  1,576        985
                    Total                   67,550     66,537

          Net income                      $ 11,100  $   6,443
          Per share amount                    $.16       $.10


Note 3.  Intangible assets consist of      6/30/97   12/31/96
         the following:

               Goodwill                   $ 20,360  $  20,360
               Noncompetition agreements    22,203     22,203
               Customer-based
                intangibles                 37,915     37,915
               Software                      8,089      8,089
               Other                         1,208      1,208
                                          --------  ---------
                                            89,775     89,775
               Less accumulated
                amortization                49,978     42,960
                                          --------  ---------
                                          $ 39,797  $  46,815
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

Results of Operations
---------------------

The Company's revenues for the second quarter of 1997 were $152.0 million, a 34.4% increase over the same period last year. Revenues for the first six months of 1997 were $293.1 million, an 33.9% increase over the same period last year. The increase in revenues is primarily due to Keane's Year 2000 compliance and outsourcing services.

Salaries, wages and other direct costs for the second quarter of 1997 were $99.6 million, or 65.5% of revenues, compared to $75.0 million, or 66.4% of revenues, during the same period last year. Salaries, wages and other direct costs for the first six months of 1997 were $193.1 million, or 65.9% of revenues, compared to $145.5 million, or 66.5% of revenues, during the same period last year. This percentage improvement is primarily attributable to the change of revenue mix in which lower margin supplemental staffing business as a percentage of the Company's total revenues has decreased and been replaced by higher margin project and outsourcing business.

Selling, general and administrative expenses (SG&A) for the second quarter of 1997 were $29.9 million, or 19.7% of revenues, compared to $24.1 million, or 21.3% of revenues, for the same period last year. Year-to-date SG&A expenses were $57.4 million, or 19.6% of revenues, compared to $47.3 million, or 21.6% of revenues, for the same period last year. The percentage decrease in SG&A is attributable to the increase in revenues that did not require a proportionate increase in cost.

Amortization of goodwill and capitalized acquisitions costs for the second quarter of 1997 totaled $3.5 million, or 2.3% of revenues, compared to $3.1 million, or 2.8% of revenues, for the same period last year. Amortization of goodwill and capitalized acquisition costs for the first six months of 1997 were $7.0 million, or 2.4% of revenues, compared to $6.3 million, or 2.9% of revenues, for the same period last year.

Interest and other related expenses for the second quarter of 1997 were $423,000, compared to $261,000 for the same period last year. Interest and other related expenses for the first six months of 1997 were $615,000, compared to $502,000 for the same period last year. The Company recognized investment income of $893,000 in the second quarter of 1997 and $1,816,000 year to date, compared to $567,000 and $1,098,000, respectively, for the same periods last year. The increase in investment income is attributed to a larger investment balance compared to last year.

The Company's pre-tax income for the second quarter of 1997 was $19.5 million, or 12.8% of revenues, compared to $11.1 million, or 9.8% of revenues, for the same period last year. Pre-tax income year-to-date was $36.7 million, or 12.5% of revenues, compared to $20.4 million, or 9.3% of revenues, for the same period last year.

The Company's effective tax rate for the second quarter and first six months of 1997 was 43%, as compared to 42% for the corresponding periods last year. The increase in the tax rate was due to an increase in state income taxes.

Net Income
----------

Net income and earnings per share for the second quarter of 1997 were $11.1 million and $.16 per share, respectively, compared to $6.4 million and $.10 per share, respectively, for the same period last year. Net income and earnings per share for the six months ended June 30, 1997 were $20.9 million and $.31 per share, respectively, compared to $11.8 million and $.18 per share, respectively, for the same period last year.

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which will require adoption in fiscal year 1997. This statement specifies the computation, presentation, and disclosure requirements of earnings per share. The Company is in the process of determining the effect of the adoption of this statement on its consolidated financial statements and related disclosures.

Liquidity and Capital Resources
-------------------------------

The Company ended the second quarter of 1997 with cash, cash equivalents and marketable securities totaling approximately $61.8 million, down from the year end balance of $69.1 million. The decrease is primarily attributable to the increase in accounts receivable, due to the Company's revenue growth. The Company's debt, including accrued interest, at the end of the second quarter was $3.2 million, which consists primarily of a non-interest bearing note discounted at 7%, payable to NYNEX in January 1998. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks.

Based on the Company's current operating plan, it believes that its cash, cash equivalents, marketable securities, cash flows from operations, and its current available line of credit will be sufficient to meet its current working capital requirements, which may include acquisitions during at least the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS: The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company has experienced and expects to continue to experience fluctuations in its quarterly results. Gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by the Company during a particular period. A variety of factors influence the level of the Company's revenues in a particular quarter, including general economic conditions which may influence its clients and potential clients to invest in their information systems or to downsize their businesses, the number, requirements, and nature of client engagements, employee utilization rates, changes in the rate the Company is able to charge clients for its services, acquisitions by the Company and other factors, many of which are beyond the Company's control. Since a significant portion of the expenses of the Company do not vary relative to the Company's level of revenues, if revenues in a particular quarter do not meet expectations, operating results will be adversely affected, which may have an adverse impact on the market price of the Company's common stock. In addition, many of the Company's engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenues and profits.

In the past five years, the Company has grown significantly through acquisitions, and the Company's future growth may be based in part on selected acquisitions. The Company's ability to expand successfully by acquisitions depend on many factors, including the successful identification and acquisitions of businesses and management's ability to integrate and operate the new businesses effectively. The Company competes for acquisition candidates with other entities, some of whom have greater financial resources than the Company. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increase purchase prices. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on Keane's revenues and operating results. In addition, the process of integrating such acquisitions could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial results.

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

KEANE, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 28, 1997. The Stockholders approved the election of the five nominees named below, and ratified the selection of Coopers & Lybrand, L.L.P. as the Company's independent accountants for 1997. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and Broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for director:

     Proposal #1 - To fix the number of directors at five and to elect the following persons to serve as directors:

                                                           BROKER
                            FOR      AGAINST     ABSTAIN  NON-VOTES

     John F. Keane       32,467,619   45,141        0          0
     John F. Rockhart    32,467,940   44,820        0          0
     Robert Shafto       32,463,150   49,610        0          0
     Winston Hindle      32,467,940   44,820        0          0
     Philip Harkins      32,468,170   44,590        0          0

     Proposal #2 - To approve an amendment to the Company's Articles of Organization increasing the number of shares of Common Stock which the Company is authorized to issue from 50,000,000 to 100,000,000;

                                                             BROKER
                          FOR         AGAINST    ABSTAIN    NON-VOTES

                        30,807,158   1,652,979    52,623        0

     Proposal #3 - To approve an amendment to the Company's 1992 Stock Option
                   Plan;

                                                             BROKER
                          FOR         AGAINST    ABSTAIN    NON-VOTES

                        28,469,621   3,987,771    55,368        0


     Proposal #4 - To approve amendments to the Company's 1992 Employee Stock Purchase Plan:

                                                             BROKER
                          FOR         AGAINST    ABSTAIN    NON-VOTES
                        31,086,936   265,981      54,062      1,105,781

     Proposal #5 - To ratify the selection of Coopers & Lybrand, L.L.P. as the Company's independent accountants for 1997:

                                                             BROKER
                          FOR         AGAINST    ABSTAIN    NON-VOTES
                        32,421,499   43,347       47,914         0

Item 5.  Other Information

The Company's Board of Directors authorized a two for one stock split in the form of a stock dividend, wherein one share of Common Stock will be issued to shareholders of record for each share of Common Stock and Class B Common Stock outstanding as of August 14, 1997. It is currently anticipated that the date of distribution will be on or about August 29, 1997.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits - None.
               (b) Reports on Form 8-K -  The Registrant  filed no reports on
                   Form 8-K during the quarter ended June 30, 1997.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KEANE, INC.
                                              (Registrant)

     August 11 , 1997                    /s/  John F. Keane
Date __________________________      ___________________________________
                                              John F. Keane
                                              President

     August 11, 1997                     /s/  Wallace A. Cataldo
Date __________________________      ___________________________________
                                              Wallace A. Cataldo
                                              Vice President, Finance