Form 10-Q
period 1997-09-30
KEANE INC
filed 1997-10-30
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1997              COMMISSION FILE NUMBER 1-7516

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

As of September 30, 1997, the number of issued and outstanding shares of Common Stock (excluding 305,615 shares held in treasury) and Class B Common Stock were 65,857,978 and 286,882 shares, respectively. The Company declared a 2 for 1 stock split on July 24, 1997, payable in the form of a stock dividend to holders of record as of August 14, 1997, which was distributed on August 29, 1997, and has been reflected in the number of Common Shares outstanding.


                                    1 of 14

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS



Part I - Financial Information

Consolidated Statements of Income for the three months and nine months
ended September 30, 1997 and 1996 (unaudited)..........................................    3

Consolidated Balance Sheets as of September 30, 1997 and
December 31, 1996 (unaudited)..........................................................     4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1997 and 1996 (unaudited)................................................     5

Notes to Unaudited Financial Statements................................................     6

Management's Discussion and Analysis of Financial Condition and Results of Operations..     8

Part II - Other Information............................................................    13

Signature Page.........................................................................    14


                                    2 of 14

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                         1997            1996          1997         1996
Total revenues                                            $169,930        $120,900     $463,006     $339,736

Salaries, wages and other direct costs                     114,379          81,935      307,473      227,446
Selling, general and administrative expenses                32,042          24,570       89,457       71,848
Amortization of goodwill and other intangible
         assets                                              3,509           3,120       10,527        9,378

     Operating income                                       20,000          11,275       55.549       31,064

Investment and dividend income                               1,181             411        2,997        1,509
Interest expense                                                51             127          151          340
Other expenses, net                                             34             155          549          444

     Income before income taxes                             21,096          11,404       57,846       31,789

Provision for income taxes                                   9,073           4,904       24,875       13,466

     Net income                                           $ 12,023        $  6,500     $ 32,971     $ 18,323

*Net income per share                                         $.18            $.10         $.49         $.28

*Weighted average shares outstanding                        67,693          66,676       67,449       66,299


*Adjusted to reflect the Company's 2 for 1 stock split in the form of a dividend that was distributed on
 August 29, 1997 to shareholders of record as of August 14, 1997.





                 The accompanying notes are an integral part
                   of the consolidated financial statements.


                                    3 of 14

KEANE, INC. AND SUBSIDIARIES                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS                                         SEPTEMBER 30,         DECEMBER 31,
                                                                      1997                   1996
Assets                                                            (UNAUDITED)
Current:
     Cash and cash equivalents                                        $ 14,639               $ 38,837
     Investments                                                        48,188                 30,242
     Accounts receivable, net
          Trade                                                        144,924                 94,773
          Other                                                          1,018                  2,447
     Prepaid expenses and other current assets                           7,700                  5,536
                                                                      --------               --------
          Total current assets                                         216,469                171,835
     Property and equipment, net                                        17,223                 10,658
     Intangible assets, net                                             36,288                 46,815
     Other assets                                                        8,590                  5,906
                                                                      --------               --------
                                                                      $278,570               $235,214
                                                                      ========               ========
Liabilities
Current:
     Accounts payable                                                   11,959                  9,825
     Accrued compensation                                               12,925                 11,036
     Accrued expenses and other liabilities                             11,407                  5,454
     Notes payable                                                       3,046                  3,191
     Income taxes payable                                                6,514                  5,677
     Current capital lease obligations                                     203                    236
                                                                      --------               --------
          Total current liabilities                                     46,054                 35,419
     Notes payable                                                       -----                  2,807
     Long-term portion of capital lease obligations                      -----                    358
Stockholders' Equity
     Common Stock                                                        6,616                  6,572
     Class B Common Stock                                                   29                     29
     Additional paid-in capital                                         95,558                 92,647
     Cumulative translation adjustment                                     (86)                   (46)
     Retained earnings                                                 132,812                 99,841
     Less treasury stock                                                (2,413)                (2,413)
                                                                      --------               --------
          Total stockholders' equity                                   232,516                196,630
                                                                      --------               --------
                                                                      $278,570               $235,214
                                                                      ========               ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                    4 of 14

KEANE, INC. AND SUBSIDIARIES                                              NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                              SEPTEMBER 30,
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:                                    1997                 1996
Net income                                                                  $ 32,971             $ 18,323
Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                                          15,568               14,386
       Accrued interest on long term debt                                        148                  318
       Deferred income taxes                                                    (192)                 150
       Provision for doubtful accounts                                         1,544                1,600
       Loss on disposal of fixed assets                                           67                   24
     Changes in assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                       (49,438)             (22,573)
       Increase  in prepaid expenses and other assets                         (4,657)              (1,104)
       Increase in income taxes payable                                          837                1,782
       Increase (decrease) in accounts payable,
        accrued expenses, and other current liabilities                        8,760                 (484)
                                                                               -----                -----
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                 5,608               12,422
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                 (40,773)             (13,023)
     Sale of investments                                                      22,828                8,141
     Purchase of property and equipment                                      (11,734)              (3,189)
     Proceeds from sale of assets                                                  8                   45
     Payment for acquisitions                                                   ----                 (289)
     Proceeds from sale of business unit                                         400                 ----
                                                                            --------             --------
     Net cash used for investing activities                                  (29,271)              (8,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under long-term debt                                            (3,491)              (2,695)
     Proceeds from issuance of common stock                                    2,956                2,974
                                                                            --------             --------
     Net cash (used for) provided by financing activities                       (535)                 279
                                                                            --------             --------

Net increase (decrease) in cash and cash equivalents                         (24,198)               4,386
Cash and cash equivalents, beginning of period                                38,837               21,913
                                                                            --------             --------
Cash and cash equivalents, end of period                                    $ 14,639             $ 26,299
                                                                            ========             ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                    5 of 14

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

          On July 24, 1997, the Company declared a 2 for 1 stock spilt in the form of a dividend that was distributed on August 29, 1997 to shareholders of record as of August 14, 1997. All Common shares and per share amounts included in these financial statements are given retroactive effect to the extent required for this stock split.

Note 2. Computation of Earnings Per Share for Quarters Ending September 30, 1997 and 1996.

                                                                         1997      1996

          Primary
          Average shares outstanding
                 Common                                                  65,837      65,336
                 Class B Common                                             288         288
          Net effect of dilutive options-based on the treasury
                 stock method using average market price
                 Common Stock                                             1,568       1,052
                                                                        -------     -------
                         Total                                           67,693      66,676
          Net income                                                    $12,023     $ 6,500

          Per share amount                                                 $.18        $.10


                                    6 of 14

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                           1997            1996

         Fully Diluted
         Average Shares outstanding
                Common                                                         65,837         65,336
                Class B Common                                                    288            288
         Net effect of dilutive stock options-based on the
                treasury stock  method using higher of average market
                price or period ending price
                Common Stock                                                    1,582          1,202
                                                                             --------      ---------
                         Total                                                 67,707         66,826

         Net income                                                          $ 12,023      $   6,500

         Per share amount                                                        $.18           $.10

Note 3.  Intangible assets consist of the following:                          9/30/97       12/31/96

                Goodwill                                                     $ 20,360      $  20,360
                Noncompetition agreements                                      22,203         22,203
                Customer-based intangibles                                     37,915         37,915
                Software                                                        8,089          8,089
                Other                                                           1,208          1,208
                                                                             --------      ---------
                                                                               89,775         89,775
                Less accumulated amortization                                  53,487         42,960
                                                                             --------      ---------
                                                                             $ 36,288      $  46,815
                                                                             ========      =========

                                    7 of 14

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

Results of Operations
---------------------

The Company's revenues for the Third Quarter of 1997 were $169.9 million, a 40.6% increase over the same period last year. Revenues for the first nine months of 1997 were $463.0 million, a 36.3% increase over the same period last year. The increase in revenues is primarily attributable to increased sales of the Company's Application Outsourcing, Development and Resolve 2000/TM/ Compliance projects.

Salaries, wages and other direct costs for the Third Quarter of 1997 were $114.4 million, or 67.3% of revenues, compared to $81.9 million, or 67.8% of revenues, during the same period last year. Salaries, wages and other direct costs for the first nine months of 1997 were $307.5 million, or 66.4% of revenues, compared to $227.4 million, or 66.9% of revenues, during the same period last year. With the increase in the Company's strategic services in the areas of Application Outsourcing, Development and Resolve 2000/TM/ Compliance, the Company has increased its average billing rate by more than the increases in related technical salary cost. For the first nine months of 1997, the Company's average billing rate increased 8% over the comparable period last year compared to an increase of 4% in technical salaries over the same period.

Selling, general and administrative expenses (SG&A) for the Third Quarter of 1997 were $32.0 million, or 18.9% of revenues, compared to $24.6 million, or 20.3% of revenues, for the same period last year. Year-to-date SG&A expenses were $89.5 million, or 19.3% of revenues, compared to $71.9 million, or 21.1% of revenues, for the same period last year. The decrease in SG&A as a percentage of revenues for the quarter and year to date is primarily attributable to an increase in revenues that did not require a proportionate increase in costs.

                                    8 of 14

KEANE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Amortization of goodwill and capitalized acquisition costs for the Third Quarter of 1997 were $3.5 million, or 2.1% of revenues, compared to $3.1 million, or 2.6% of revenues, for the same period last year. Amortization of goodwill and capitalized acquisition costs for the first nine months of 1997 were $10.5 million, or 2.3% of revenues, compared to $9.4 million, or 2.8% of revenues, for the same period last year.

Interest and other related expenses for the Third Quarter of 1997 were $85,000 compared to $282,000 for the same period last year. Interest and other related expenses for the first nine months were $700,000 compared to $784,000 for the same period last year. The Company recognized investment income of $1,181,000 in the Third Quarter and $2,997,000 year to date compared to $411,000 and $1,509,000, respectively, for the same period last year. The increase in investment income is attributed to a larger investment balance compared to last year.

The Company's pre-tax income for the Third Quarter of 1997 was $21.1 million, or 12.4% of revenues, compared to $11.4 million, or 9.4% of revenues, for the same period last year. Pre-tax income for the first nine months of 1997 was $57.8 million, or 12.5% of revenues, compared to $31.8 million, or 9.4% of revenues, for the same period last year.

The Company's effective tax rate for the Third Quarter of 1997 and the first nine months of 1997 was 43.0% as compared to 43% and 42.4% for the corresponding periods of 1996.

Net income and earnings per share for the Third Quarter of 1997 were $12.0 million and $.18 per share, respectively, compared to $6.5 million and $.10 per share, respectively, for the same period last year. Net income and earnings per share for the nine months ended September 30, 1997 were 33.0 million and $.49 per share, respectively, compared to $18.3 million and $.28 per share, respectively, for the same period last year.

Liquidity and Capital Resources
-------------------------------

The Company ended the Third Quarter of 1997 with cash, cash equivalents and marketable securities totaling approximately $62.8 million, down from the balance at December 31, 1996 of $69.1 million. The decrease is primarily attributable to the increase in accounts receivable and expenditures associated with adding and expanding facilities to support the Company's growth. The Company's debt, including accrued interest, at the end of the Third Quarter of 1997 was $3.2 million, which consisted primarily of a non-interest bearing note discounted at 7%, payable to NYNEX in January 1998. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks.

                                    9 of 14

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

The Company believes that its future success will depend in large part on its ability to continue to attract and retain highly-skilled technical and management personnel. The competition for such personnel is intense. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.



                                   10 of 14

KEANE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In the past five years, the Company has grown significantly through acquisitions, and the Company's future growth may be based in part on selected acquisitions. The Company's ability to expand successfully by acquisitions depend on many factors, including the successful identification and acquisitions of businesses and management's ability to integrate and operate the new businesses effectively. The Company competes for acquisition candidates with other entities, some of whom have greater financial resources than the Company. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increased purchase prices. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on Keane's revenues and operating results. In addition, the process of integrating such acquisitions could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial results.

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


                                   11 of 14

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

                                   12 of 14

KEANE, INC. AND SUBSIDIARIES
                          Part II - Other Information
--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits - None.

  (b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.


                                   13 of 14

                                 SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEANE, INC.
                                         (Registrant)



         November 5, 1997                 /s/ John F. Keane
Date __________________________       ___________________________________
                                           John F. Keane
                                           President



        November 5, 1997                 /s/ Wallace A. Cataldo
Date __________________________       ___________________________________
                                           Wallace A. Cataldo
                                           Vice President, Finance


                                   14 of 14