Form 10-K405
period 1997-12-31
KEANE INC
filed 1998-03-31
CIK 54883

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997     Commission File Number 1-7516
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value determined by the closing prices reported by AMEX of the voting stock held by nonaffiliates of the registrant as of March 13, 1998:

                  Common Stock $.10 par value - $2,528,394,526
                  --------------------------------------------
         Class B Common Stock $.10 par value - No Public Trading Market
         --------------------------------------------------------------
   Number of shares outstanding of each of the registrant's classes of common stock,
                             as of March 13, 1998:
                Common Stock $.10 Par Value - 66,386,367 shares
              Class B Common Stock $.10 Par Value - 286,378 shares
              ----------------------------------------------------
                   Index to Exhibits begins on Page ExInd-1

Documents Incorporated by Reference. The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 27, 1998. The information required in response to Items 10-13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

                              Page 1 of 40 Pages

PART I
------

ITEM 1.  BUSINESS

Keane, Inc., a Massachusetts corporation (together with its subsidiaries, unless the context otherwise requires "Keane" or the "Company"), provides software consulting, development, integration, management and technical support services to corporations, government agencies and healthcare facilities. Keane's services enable clients to leverage their existing information systems ("IS") capability and more rapidly and cost-effectively develop and manage mission-critical software applications. The Company serves its clients through two operating divisions: the Information Services Division ("ISD") and the Healthcare Services Division ("HSD"). ISD accounted for approximately 95% of the Company's revenues in 1997. The Company provides services primarily to Fortune 1,000 companies, including AT&T Corporation, Eastman Kodak Company, General Electric Company, International Business Machines Corporation, McDonald's Corporation and Procter & Gamble Company.

INFORMATION SERVICES DIVISION: Keane's ISD delivers (i) IT Information Technology ("IT") Consulting services, through which Keane helps clients align IT projects and processes with business requirements, (ii) Application Development Projects, which include IS planning and assessment, and design, development and integration of applications using client-server and web-based technologies, (iii) Systems Migration projects, which include assessment, planning, migration/remediation and testing services for year 2000 compliance and re-platform projects, (iv) Application Management Outsourcing services, encompassing maintenance, support and enhancement for custom applications, and
(v) Help Desk Management services, through which Keane provides technical support primarily for shrink-wrapped software programs and hardware components. Keane also provides Project Management Training and Consulting Services through a seminar series on the Company's project management, estimating and risk management processes and project management mentoring services.

In all of its assignments, Keane strives to use its proprietary methodologies and best practices to reduce development time, improve system reliability and quality, and decrease costs. Keane believes these methodologies, which include Keane's Application Management Methodology, Productivity Management, Frameworks for Software Development and Resolve 2000, enable it to provide clients with consistent, high quality results and give it a competitive advantage in winning large projects.

The Company believes that the following factors drive market growth in the IT services business served by Keane:

 .    Increased Dependence On Information Technology.  Globalization,
     deregulation and the rapid pace of change have increased reliance on information technology. Companies are applying technology to bring products to market first or faster, integrate key business processes to improve quality and reduce costs, and improve customer service. Enterprises are using outsourcing strategies to enable them to achieve business-driven IT initiatives.

 .    Organizational Focus On Core Competencies.  The intense competition and rapid change characteristic of many industries have led senior management to concentrate on their core competencies in order to compete more effectively. Businesses are consequently outsourcing more frequently, especially IS services.

 .    The Growing Challenges Of Managing Corporate Is Organizations.  The IS
     environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems (including meeting year 2000 compliance requirements) and finding skilled staff in a limited pool of qualified IS professionals. Outsourcing enables companies to bring in the required expertise to gain control over existing software assets and strategic development initiatives.

 .    The Growing Trend toward Reengineering IT Organizations.  With the growing acceptance of IT as a critical business asset and the internal pressures experienced within IT organizations, executive managers are increasingly seeking ways to make IT more effective. Similar to the reengineering efforts undertaken in other parts of the business in recent years, executives are now focusing on improving processes and performance in IT. Outsourcing to a vendor with proven methodologies and performance metrics enables these organizations to implement world-class processes and systematically target improvements objectives.

As a result of these key factors, the Company believes that there are significant opportunities for growth in the IT services industry, particularly in the application management, year 2000 compliance, application development and help desk markets. Dataquest Incorporated, a market research firm, estimated the U.S. market for service offerings such as Keane's is $99 billion for 1998. Moreover, according to Dataquest Incorporated, expenditures on externally provided IT services in the areas of application management, help desk management, development and integration services, and consulting (Keane's core service offerings) are projected to grow at rates of 19.4%, 18.3%, 16.5% and 18.6%, respectively, through 2001.

HEALTHCARE SERVICES DIVISION: Keane's HSD develops, markets and supports patient care, financial management and clinical software for large teaching hospitals, hospital chains, community hospitals and long-term care facilities. In addition, HSD provides facilities management services for many of its hospital clients. Currently, HSD's Healthcare Information Systems (HIS) products are used by more than 365 hospitals and 680 long-term care facilities.

HSD's HIS components include applications supporting a full range of healthcare institutions' information needs. Key products include KEANE/Infinet, a clinical and financial data repository, Patcom Plus, a comprehensive UNIX-based patient management suite, Leadership Plus, a UNIX-based financial system for long-term care facilities, and LabFUSION, a laboratory system. HSD targets hospitals, long-term care facilities and other sectors of the healthcare field, and seeks to increase the breadth of its healthcare applications through ongoing product development efforts, strategic alliances and acquisitions.

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

Keane believes that the combination of its vertical expertise in the healthcare industry and its experience and expertise providing IT services within the commercial and government arena substantially differentiates Keane from competing vendors. The Company believes this unique breadth of experience can help healthcare clients as they struggle with the unknowns and continuing changes associated with healthcare reform issues and managing an IT environment. HSD's strategic objectives are to continue to grow to obtain critical mass and to provide a full range of integrated, open information systems to its national client base of hospitals and long-term care facilities.

BUSINESS STRATEGY: Keane believes that the IT pressures companies are experiencing, together with requirements to reduce costs, decrease cycle times and adapt quickly to changing market dynamics, is causing companies to focus on achieving significant improvements in their IT organizations. Those service providers best able to deliver reliable results -- i.e., on-time, within budget and according to technical specifications, business requirements and targeted performance metrics -- will appeal to organizations focused on using outsourcing as a strategic business tool. Moreover, service providers with the critical mass and infrastructure to operate and grow efficiently have a competitive advantage in servicing client needs. In an effort to achieve profitable growth in this environment, Keane is increasing market share with both new and existing clients while deriving an increasing portion of its business from large-scale, multiyear projects with large organizations. Keane believes the following strengths allow it to compete effectively against both national and local competitors: (i) long-term client relationships, which create greater opportunities for recurring revenues; (ii) full range of value-added services, which differentiates the Company from many of its competitors; (iii) strong branch office network, which enables it to deliver services proactively and cost-effectively; and (iv) continuously improving methodologies and best practices, which replicate organizational experience and enable the Company to achieve more reliable and predictable deliverables. The key elements of the Company's strategy are described below.

Increase Concentration of Core IT Solutions Business-The Company is focusing on large, Keane-managed business within its core service offerings. These opportunities include application development, application management, migration/year 2000 compliance services, help desk management and enterprise healthcare information solutions. These IS services represent the areas most demanded by the markets Keane serves. Growth of Keane's core IT services continued to increase during the year, representing 66% of total revenue for 1997, up from 45% in 1996. Keane believes its comprehensive capabilities, supported by proprietary methodologies, differentiate it from many competitors. To improve its ability to manage large projects and increase the value of its outsourcing solutions, Keane seeks to continuously improve its methodologies and identify and apply best practices via a dedicated, centralized Project Management Practice.

Build Long-Term Strategic Partnerships with Clients-The Company also seeks to build long-term strategic partnerships with its clients. Sales representatives and service delivery managers are assigned to a limited number of target accounts in order to develop an in-depth understanding of and respond to each client's particular needs. This approach enables the Company to build long-term relationships with clients based on knowledgeable, highly responsive and cost-effective service. In addition, Keane's extensive network of branch offices is situated close to targeted clients, also supporting responsiveness and efficient service. In 1997, Keane sold $262 million in other services to its year 2000 project clients. Keane's strategy is to leverage its increased client base by introducing and delivering its other strategic services to new year 2000 clients where possible.

Achieve Critical Mass at the Individual Account, Branch and Enterprise Levels-Growing market share and achieving critical mass in each market it serves are fundamental to the Company's strategy. Keane defines its critical mass objectives on three levels: at the account, at the branch and at the enterprise level. By reaching critical mass objectives in each of these three areas, Keane seeks to strengthen client partnerships through a strong local presence, achieve economies of scale by spreading costs across a broad revenue base, and implement continuous improvements by investing in its methodologies and infrastructure.

Critical mass at the account level is measured by revenues generated by individual clients. Keane targets clients with potential to generate more than $1 million in revenues annually primarily through delivery of large project and multiyear outsourcing engagements. This strategy enables Keane to sell and deliver services more cost-effectively and provides Keane with a more predictable revenue stream. In 1997, the number of clients from which the Company generated $1 million or more each increased 67% from 1996.

Critical mass at the branch level equates with being one of the two largest IT services firms in that market and having the depth and breadth of managerial, sales and technical capability to deliver complex solutions locally. Reaching branch-level critical mass objectives produces the local presence Keane relies on to strengthen client partnerships. Keane measures critical mass progress at the branch level according to growth in revenues per branch. In 1997, the average revenues generated by each of Keane's Information Services Division branches increased more than 35% from 1996. Finally, critical mass at the enterprise level can be measured by the Company's annual growth rate, which has been 46% compounded over the last five years. Historically, Keane has used acquisitions as a valuable and important means of achieving critical mass, enhancing market share, increasing capabilities to deliver large, complex solutions and supplementing internal growth. In 1997, however, all of Keane's revenue growth was internally generated. The Company has demonstrated a capacity to complete acquisitions and to successfully integrate the acquired companies into its operations. Keane believes this ability is a competitive advantage in a consolidating market. Keane will continue to evaluate appropriate acquisition opportunities. Since July 1986, Keane has completed 17 acquisitions of companies with annual revenues at the time of acquisition ranging from approximately $1 million to approximately $170 million. In identifying potential acquisition candidates, the Company seeks firms with client profiles, geographic markets and technical capabilities similar or complementary to its own. Because the software services industry is highly fragmented, the Company expects that there will continue to be suitable acquisition opportunities.

The Company's ability to expand successfully by acquisitions depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The Company competes for acquisition candidates with other entities, some of whom have greater financial resources than the Company. Increased competition for acquisition opportunities may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increased purchase prices. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on Keane's revenues and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial results.

Continuously Strengthen Keane's Infrastructure-A strong infrastructure is required to successfully sell and execute large and complex projects. Keane's infrastructure encompasses the Company's delivery methodologies and such internal processes as sales, recruiting and management operations.

To ensure its services meet client needs, Keane strives to continuously improve its suite of internally developed methodologies and train its professionals in these methodologies. The Company has a dedicated Project Management Practice to support these objectives on a centralized basis. Methodologies enable the Company to improve productivity and predictability in its software services.
For application development projects, Keane has an integrated approach, which addresses processes for project management, the software development life cycle, project estimating, risk management and quality assurance. For application management projects, Keane uses its Application Management Methodology, which incorporates project management disciplines, process improvement procedures and performance metrics. Year 2000 compliance projects are driven by Keane's full life cycle methodology, Resolve 2000, and Help Desk services are delivered according to its Help Desk Methodology. For managing enterprise-level IT initiatives, such as year 2000 compliance and new technology deployment programs, Keane has a Program Management Office methodology, which focuses on reducing risk and meeting critical business objectives in program execution. At the foundation of all of Keane's methodologies is Keane's project management approach, Productivity Management.

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

Keane focuses its marketing efforts on large corporations and healthcare entities with significant IS budgets and recurring software development needs. While Keane performs work for companies, most major industries, and state and federal governments, most of the Company's revenue is derived from organizations within the following industry groups serviced by ISD: manufacturing, financial services and insurance services businesses, telecommunications, transportation and public utilities. All of HSD's clients are in the healthcare industry. ISD projects and services for manufacturing may involve factory floor operations, materials management, order processing, accounting and computer operating systems development and support. Typical development projects for financial services firms include applications for mutual fund analysis, fund tracking, stock transfer, customer information, commercial and consumer loans, cash distribution, accounting and human resource systems. Insurance company projects include such applications as claims processing, agency management, coordination of benefits and subrogation, pension, premium and loss reporting, accounting, compensation and benefits systems. Projects for HSD's healthcare clients include applications for accounting, patient registration and scheduling, and other patient care and clinical functions. Organizations in each of these industries are highly information-dependent and use mission-critical information systems as a competitive advantage.

The following table sets forth a list of selected clients for which the Company provided services in 1997:

3M Company
Aldus Corp.
American Express Co., Inc.
Ameritech
AT&T Corporation
Bose Corporation
Bank of Boston Corporation
Baxter Healthcare Corporation
Bell Atlantic
Cargill
Carrier
CIGNA Corporation
Cincinnati Bell Telephone
Department of Justice
Discover Card
Eastman Kodak Company
Elf Atochem North America
Exxon Corporation
Fidelity
Farmers Insurance Group
First Bank
General Electric Company
GTE Data Service Incorporated
Guardian Life Insurance
Hoffmann-La Roche, Inc
International Business Machines Corporation
J.D. Edwards
Jewel Food Stores, Inc.
Johns Hopkins Hospital
Liberty Mutual Insurance Co.
McDonald's Corporation
McKesson Corporation
Microsoft Corporation
Miller Brewing
National Assn. of Security Dealers
Northern Mutual Life Insurance
Northern Telecom, Inc.
The Pillsbury Company
Procter & Gamble Company
The Putnam Companies, Inc.
Reader's Digest Association, Inc.
Robert Wood Johnson Hospital
SD Warren
Transquest
U.S. Customs
Whirlpool Corporation

The Company has historically derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. Keane's five largest clients accounted for approximately 29% and 27% of the Company's total revenues during the years ended December 31, 1996 and 1997, respectively. The Company's two largest clients during 1996 were International Business Machines Corporation ("IBM") and General Electric Company ("GE"). For the year ended December 31, 1996, IBM and GE accounted for approximately 12% and 6%, respectively, of the Company's total revenues. For 1997, the Company's two largest clients were IBM and various organizations within the Federal Government. IBM and the Federal Government accounted for approximately 11% and 5%, respectively, of the Company's total revenues in 1997. A significant decline in revenues from IBM, the Federal Government or GE could have a material adverse effect upon the Company's total revenues. With the exception of IBM, GE and the Federal Government, no single client accounted for more than 5% of the Company's revenues during the three years ended December 31, 1997.

In accordance with industry practice, nearly all of the Company's orders are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to the business. The Company had orders at December 31, 1997 of approximately $611 million, in comparison to orders of approximately $202 million at December 31, 1996.

YEAR 2000: Among the services that the Company provides are assessment, planning, migration/remediation and testing services for year 2000 compliance. The Company has devoted significant resources to services that address the year 2000 problem and believes the market for these services will grow as the year 2000 approaches. However, there can be no assurance that the market for year 2000 services will continue to develop and if such market fails to grow, or grows more slowly than anticipated, it could have an adverse effect on the Company's business, operations and financial results. Although the Company believes that the demand for its services relating to the year 2000 problem will continue to exist after the year 2000, this demand will diminish significantly over time and will eventually disappear. The Company's services addressing the year 2000 problem involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Litigation, regardless of its outcome, could result in substantial cost to the Company. Accordingly, any contract liability claim or litigation against the Company could have an adverse effect on the Company's business, operations and financial results.


BRANCH OFFICES: Keane provides custom software services through its headquarters in Boston, Massachusetts, and a network of ISD branch offices located in major metropolitan areas throughout the United States and in the province of Ontario. Branch offices are responsible for providing marketing, software planning, analysis, design, implementation and maintenance services for clients within assigned geographic territories. Each of these offices has the necessary technical resources and management depth to service its targeted area. Each office is led by a resident branch manager and has one or more client sales representatives, service delivery managers, staffing and employee development managers and personnel recruiters. In 1997, the average revenues generated by each of Keane's Information Services branches was $16 million, which is up more than 30% from 1996. Keane believes a strong local presence and capability enable it to provide its clients with highly responsive and cost-effective service, as well as dependable results. Keane also maintains HSD branches and satellite offices located in California, Iowa, Maryland, New York, Texas and Arizona.

The size and diversity of client projects at Keane's branch offices and hospital sites enable it to learn from its experience and refine and leverage that experience at other locations. Keane's infrastructure is designed to capture and then continuously improve the software development and maintenance process. Keane's branch offices are afforded the benefits of being part of a large organization with many resources. Frequently, branches transfer personnel from other branches with expertise within a specific technology, application or industry. Each branch office is linked electronically so that experiences can be shared and continuous process improvements can be realized.

EMPLOYEES: On December 31, 1997, Keane had 8,008 employees, including 7,378 technical staff whose services are billable to clients. At such date, 7,594 individuals were employed by ISD and 272 individuals were employed by HSD, with the remaining 142 individuals providing Company-wide services at the Company's corporate headquarters.

The Company believes that its future success will depend in part upon its continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. Accordingly, Keane devotes significant resources to its Human Resources Department, including a staff of over 100 recruiters. The Company's current employees are also a valuable recruiting tool. During 1997, approximately 32% of the Company's new employees were referred to the Company by existing personnel. There can be no assurance that the Company will be able to continue to attract and retain personnel necessary for the development of its business.

The Company does not have employment contracts with its key employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION: The custom software services market is highly competitive and characterized by continual change and improvement in technology. The market is fragmented, and no company holds a dominant position. Consequently, the Company's competition for client assignments and experienced personnel varies significantly from city to city. The Company believes it is among the ten largest custom software services firms serving the commercial market in the United States.

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

In the healthcare software systems market, Keane competes with such companies as SMS Corp., HBOC, and MEDITECH, Inc. Some of these competitors are larger in the healthcare market and have greater financial resources than Keane. The Company believes that significant competitive factors in the healthcare software systems market include size and a demonstrated ability to provide service to targeted healthcare markets.

There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

ITEM 2.  PROPERTIES

The principal executive office of the Company is located at Ten City Square, Boston, Massachusetts 02129, in an approximately 34,000 square foot office building which is owned by City Square Limited Partnership. Several of the Company's officers, directors and shareholders are limited partners of this partnership. See Item 13 --"Certain Relationships and Related Transactions."
At December 31, 1997, the Company leased and maintained sales and support offices in 54 locations in the United States. The aggregate annual rental expense for the Company's sales and service offices was approximately $9,937,000 in 1997. The aggregate annual rental expense for all of the Company's facilities was approximately $12,045,000 in 1997. For additional information regarding the Company's lease obligations, see Note K of "Notes to Consolidated Financial Statements. "

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS

On December 31, 1992, Four Star Capital Corporation ("Four Star") commenced a civil action against AGS Computers, Inc. ("AGS"), NYNEX Corporation ("NYNEX") and Derek Proctor, a former employee of AGS, in Superior Court of California, County of Marin, alleging among other things breach of contract with respect to the solicitation of business for NYNEX and AGS in China. The case was subsequently removed to the United States District Court for the Northern District of California and transferred to the United States District Court for the Southern District of New York. Four Star originally sought damages in the amount of $5,600,000. However, on May 3, 1994, Four Star amended its complaint to provide for a claim seeking relief in the amount of $25,000,000. Keane acquired all of the outstanding capital stock of AGS in January 1994. In December 1997, Keane, NYNEX and Four Star agreed to resolve this matter without further litigation or judicial involvement. The final settlement agreement was signed on January 12, 1998. The case was dismissed, with prejudice, on January 16, 1998.

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

The Company denied the allegations of the Complaint and asserted a number of affirmative defenses, including the defense that the claims of damages asserted in the Complaint were barred by the terms of the underlying contract. The Company was granted summary judgment on certain of MAMI's claims. After a trial before a judge without a jury, on September 24, 1996, the court entered a judgment in favor of the Company. On MAMI's remaining claim of negligent misrepresentation against GECON, the court awarded MAMI the sum of $1,261,276.36. Various post-judgment motions have been filed pertaining to the award as it relates to damages against GECON. No post-judgment motions have been filed with respect to the judgment entered in favor of the Company and the deadline for filing any such motion has passed. In addition, no appeal was filed regarding the judgment in favor of the Company, and the time for filing any such appeal has passed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY: The executive officers and directors of the Company are as follows:


             NAME               AGE                    POSITION
             ----               ---                    --------
John F. Keane(1)                 67  Chief Executive Officer, President, Director
John F. Keane, Jr.               38  Office of the President, Executive Vice
                                     President
Brian T. Keane                   37  Office of the President, Executive Vice
                                     President
Edward H. Longo                  54  Senior Vice President - Information Services
                                     Division
Raymond W. Paris                 60  Vice President - Healthcare Services Division
Wallace A. Cataldo               48  Vice President - Finance and Administration
Renee Southard                   43  Vice President - Human Resources
Philip J. Harkins(1)(2)          50  Director
Winston R. Hindle, Jr.(1)(2)     67  Director
John F. Rockart(1)(2)            66  Director
Robert A. Shafto(1)(2)           62  Director

-------------------------------------

(1) Member of Audit Committee.
(2) Member of Compensation Committee.

All Directors hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. The Company has no standing nominating committee. Officers of the Company serve at the discretion of the Board of Directors.

Mr. John Keane, the founder of the Company, has been Chief Executive Officer, President and a director of the Company since the Company's incorporation in March 1967. Prior to joining the Company, Mr. Keane worked for IBM's Data Processing Division and was employed as a consultant by Arthur D. Little, Inc., a Cambridge, Massachusetts management consulting firm.

Mr. John Keane, Jr. joined the Company in 1987 and was appointed Executive Vice President and a member of the Office of the President in September 1997. Prior to this role, Mr. Keane had been Senior Vice President since December 1996.
From December 1994 to December 1996, he was Area Vice President in the Information Services Division. From January 1994 to December 1994, Mr. Keane served as an ISD Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. John Keane, Jr. is a son of John Keane, the founder, President, Chief Executive Officer and a director of the Company, and a brother of Brian Keane.

Mr. Brian Keane joined the Company in 1986 and was appointed Executive Vice President and a member of the Office of the President in September 1997. Prior to this role, Mr. Keane had been Senior Vice President since

December 1996. From December 1994 to December 1996, he was Area Vice President in the Information Services Division. From July 1992 to December 1994, Mr. Keane served as an ISD Business Area Manager and from January 1990 to July 1992, he served as an ISD Branch Manager. Brian Keane is a son of John Keane, the founder, President, Chief Executive Officer and a director of the Company, and a brother of John Keane, Jr.

Mr. Longo joined the Company in March 1980 and has been Senior Vice President - Information Services Division since December 1994. From January 1993 to December 1994, he was Vice President - Information Services Division, Eastern Region. From May 1987 to January 1993, he was Vice President of the New England area of the Information Services Division. From June 1986 to May 1987, he was an Area Manager of the Information Services Division.

Mr. Paris joined the Company in November 1976. Mr. Paris became Area Manager of the Healthcare Systems Division in 1981 and has served as Vice President and General Manager of HSD since August 1986.

Mr. Cataldo joined the Company in June 1975 and has been Vice President - Finance and Administration since October 1985. Mr. Cataldo served as Chief Financial Officer from November 1983 to October 1985 and as Controller from November 1978 to November 1983.

Ms. Southard joined the Company in July 1983 and has been Vice President - Human Resources since December 1995. Ms. Southard served as Director of HR Operations from August 1994 to December 1995, Manager of Human Resources and Administration from September 1993 to August 1994, and Staffing and Employment Manager from August 1988 to September 1993.

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

Mr. Shafto has been a director since July 1994. Mr. Shafto is Chairman of New England Financial, an office that he assumed on January 1, 1998. Through December 31, 1997, he was Chairman, Chief Executive Officer and President of New England Life Insurance Company, an insurance and investment firm which he joined in 1972 as Second Vice President for Computer Systems Development and Information Systems. Mr. Shafto was named President and Chief Operating Officer of New England Life Insurance Company in 1989 and assumed the position of Chief Executive Officer in January 1992. He was elected to the office of Chairman of New England Life Insurance Company effective July 1, 1993. Mr. Shafto is also a director of Fleet Bank of Massachusetts, N.A.

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

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, $.10 par value per share; 503,797 shares of Class B Common Stock, $.10 par value per share; and 2,000,000 shares of Preferred Stock, $.01 par value per share. As of March 13, 1998, there were 66,386,367 shares of Common Stock outstanding and held of record by approximately 2,624 stockholders; 286,378 shares of Class B Common Stock outstanding and held of record by approximately 143 stockholders; and no shares of Preferred Stock outstanding.

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

As of March 13, 1998, the Class B Common Stock represented less than 1% of the Company's outstanding equity, but had approximately 4% of the combined voting power of the Company's outstanding Common Stock and Class B Common Stock. The substantial voting rights of the Class B Common Stock may make the Company less attractive as the potential target of a hostile tender offer or other proposal to acquire the stock or business of the Company and render merger proposals more difficult, even if such actions would be in the best interests of the holders of the Common Stock.

Dividends and Other Distributions. The holders of Common Stock and Class B Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors, out of funds legally available, except that the Board of Directors may not declare and pay a regular quarterly cash dividend on the shares of Class B Common Stock unless a noncumulative per share dividend which is $.05 per share greater is paid at the same time on the shares of Common Stock. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock and Class B Common Stock have the right to ratable portions of the net assets of the Company available after the payment of all debts and other liabilities.

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

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY: The Company's Common Stock is traded on the American Stock Exchange under the symbol "KEA." The following table sets forth, for the periods indicated, the high and low closing prices per share as reported by the American Stock Exchange. All prices are adjusted to reflect the 2-for-1 stock split that was distributed on August 29, 1997 to stockholders of record as of on August 14, 1997.


                     Stock Price
                   High        Low
                  -----------------
1997
First Quarter     $18.56    $14.88
Second Quarter     29.35     15.06
Third Quarter      34.47     27.06
Fourth Quarter     40.69     26.88

1996
First Quarter     $ 7.47    $ 5.13
Second Quarter     10.22      7.35
Third Quarter      12.00      8.35
Fourth Quarter     15.88     11.44

The closing price of the Common Stock on the American Stock Exchange on March 13, 1998 was $46.13.

The Company has not paid any cash dividend since June 1986. The Company currently intends to retain all of its earnings to finance future growth and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's Articles of Organization restrict the ability of the Board of Directors to declare regular quarterly dividends on the Class B Common Stock.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                    First     Second    Third     Fourth
                                   Quarter   Quarter   Quarter   Quarter
                                   --------  --------  --------  --------
Year Ended December 31, 1997
 Total revenues                    $141,110  $151,966  $169,930  $191,389
 Income before income taxes          17,276    19,474    21,096    22,759
 Net income                           9,848    11,100    12,023    12,978
*Net income per share (basic)           .15       .17       .18       .20
*Net income per share (diluted)         .15       .16       .18       .19

 Year Ended December 31, 1996
 Total revenues                    $105,761  $113,075  $120,900  $127,354
 Income before income taxes           9,276    11,109    11,404    12,543
 Net income                           5,380     6,443     6,500     7,035
*Net income per share (basic)           .08       .10       .10       .11
*Net income per share (diluted)         .08       .10       .10       .11



 * Adjusted to reflect the 2-for-1 stock split that was distributed on August 29, 1997 to shareholders of record as of August 14, 1997, and restated to reflect the adoption of SFAS No. 128, "Earnings Per Share."

 ITEM 6. SELECTED FINANCIAL DATA

 FINANCIAL HIGHLIGHTS
 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Year Ended December 31,              1993       1994       1995       1996       1997
---------------------------------------------------------------------------------------

Income Statement Data:
  Total revenues                   $175,808   $344,583   $382,739   $467,090   $654,395
  Operating income                   16,430     31,180     31,611     43,118     77,536
  Net income                          9,058     16,235     19,257     25,358     45,949
  Net income per share (basic)          .20        .29        .30        .39        .70
  Net income per share
  (diluted)                             .19        .29        .29        .38        .68
*Shares used in per
    share calculation (basic)        46,352     55,628     64,700     65,694     66,010
*Shares used in per
    share calculation (diluted)      47,592     56,648     65,392     66,454     67,517
---------------------------------------------------------------------------------------

Balance Sheet Data:
  Total assets                     $ 99,615   $179,002   $194,398   $235,214   $306,310
  Total debt                          4,323     12,317      9,146      6,593      3,403
  Stockholders' equity               83,114    144,387    167,221    196,630    247,341
  Book value per share                 1.55       2.26       2.58       2.99       3.73
*Number of shares
    outstanding                      53,548     63,908     64,778     65,706     66,255
---------------------------------------------------------------------------------------

Financial Performance:
  Total revenue growth                 77.1%      96.0%      11.1%      22.0%      40.1%
  Net margin                            5.2%       4.7%       5.0%       5.4%       7.0%
  Return on average equity             16.7%      16.1%      12.3%      14.0%      20.8%


* Adjusted to reflect the 2-for-1 stock split that was distributed on August 29, 1997 to shareholders of record as of August 14, 1997, and restated to reflect the adoption of SFAS No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS, 1997 VS. 1996: In 1997, revenue increased 40.1% to $654.4 million, from $467.1 million in 1996. This increase in revenue resulted from strong growth in each of the Company's service offerings, including year 2000 application outsourcing, application development, helpdesk and IT consulting services. Year 2000 revenue increased 835% to $148.8 million, and application outsourcing revenue increased 108% to $94.6 million. Revenue from application development services increased 28% to $83.1 million. Helpdesk revenue increased 37% to $37.8 million. IT consulting services revenue increased 38% to $22.0 million. Other revenue increased 33% to $13.9 million. The Company believes that these revenue increases are attributable to a strong economy in which companies made substantial investments in their information systems. In addition, the Company generated new revenues in 1997 as a result of the year 2000 compliance issue, which is requiring many large corporations to contract with outside service providers in order to achieve systems compliance by the year 2000. Revenue from supplemental staffing services decreased 13% to $223.9 million. This decrease resulted from the Company's decision to de-emphasize supplemental staffing in 1997 in favor of strategic services, which, historically, produce higher margins than supplemental staffing. Revenue from the Company's Healthcare Services Division increased to $30.3 million.

Salaries, wages, and other direct costs for 1997 were $437.9 million, or 66.9% of revenue, compared to $315.9 million, or 67.6% of revenue, for 1996, a decrease of 0.7%. This decrease is due to the Company's ability to increase its average billing rates by more than the increase in related technical salary costs, which, in turn, is attributable to an increase in strategic services work being performed by the Company. Higher rates can be charged for such work due to the labor expertise required and the use of the Company's Proprietary Methodologies.

Selling, General, & Administrative ("SG&A") expenses for 1997 were $124.9 million, or 19.1% of revenue, compared to $95.6 million, or 20.5% of revenue, in 1996, a decrease of 1.4% as a percentage of revenue. The Company's objective is to continue to attempt to reduce SG&A, as a percentage of revenue, by realizing the economics of scale associated with increasing revenue without proportionately increasing SG&A, and to continue to implement cost saving programs in such areas as travel and employee benefits.

Amortization of goodwill and other intangible assets for 1997 was $14.0 million, or 2.1% of revenue, compared to $12.5 million, or 2.7% of revenue, in 1996.

Interest and other expenses for 1997 totaled $1.0 million, compared to $1.2 million in 1996. Interest and other related income for 1997 totaled $4.0 million, compared to $2.4 million in 1996. The increase in interest and other related income can be attributed to the increase in investments.

Pretax income for 1997 was $80.6 million, or 12.3% of revenue, up 81.8% from pretax income of $44.3 million, or 9.5% of revenue, in 1996.

The Company's effective tax rate for 1997 was 43.0% compared to 42.8% in 1996. The effective tax rate reflects a combination of federal and state income taxes.

Net income and earnings per share for 1997 were $45.9 million and $.68 per share diluted, respectively, up 81.2% from $25.4 million and $.38 per share diluted, respectively, in 1996.

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

Salaries, wages and other direct costs for 1996 were $315.9 million, or 67.6% of revenues, compared to $256.5 million, or 67.0% of revenues, in 1995, a 0.6% increase as a percentage of revenue. Of this increase in direct cost percentage, 0.4% is primarily attributable to low margin third-party business for IBM performed pursuant to Keane's national contract with IBM. The balance of the increase is primarily due to increased technical salaries which were not completely offset by corresponding increases in the Company's direct billing rates. This increase in direct cost is the lowest increase in the last three years and was more than offset by reductions in SG&A expenses as a percentage of revenue. The lower increase in direct cost is primarily due to the increases in revenues from Application Outsourcing, Application Development and Help Desk business. Revenues from these services typically command higher rates and are for a longer term with higher employee productivity compared to traditional supplemental staffing services.

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

Interest and other related expenses for 1996 totaled $1.2 million compared to $0.7 million in 1995. This increase in interest and other related expenses is attributable to a $0.4 million forfeiture for interest expense on a note payable to G.E. in 1995. Interest and other related income for 1996 totaled $2.4 million, compared to $1.6 million in 1995.

Pretax income for 1996 was $44.3 million, or 9.5% of revenues, up 36.1% from pretax income of $32.6 million, or 8.5% of revenues, in 1995.

The Company's effective tax rate for 1996 was 42.8% compared to 40.9% in 1995. This increase is primarily attributable to a one-time reduction in state income taxes in 1995.

Net income and earnings per share for 1996 were $25.4 million and $.38 per share diluted, respectively, up 31.7% from $19.3 million and $.29 per share diluted, respectively, in 1995.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This standard requires that comprehensive income and its components be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain items that are recorded directly in stockholders' equity, such as foreign currency translation. This standard is effective for years beginning after December 15, 1997, and will have no impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires disclosure of financial and descriptive information about an entity's reportable operating segments. Segments are defined by the standard as components of an entity that engage in business activities that generate revenues and expenses, and for which separate financial information is available that is reviewed regularly by senior management to evaluate performance and allocate resources. Such financial information should be reported on the basis that is used internally for senior management review. This standard is effective for financial statements for periods beginning after December 15, 1997, with restatement of comparative information for prior periods. This standard is not expected to have an impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES: The Company's cash and investments at December 31, 1997 increased to $84.4 million from $69.1 million at December 31, 1996. This increase was primarily attributable to net income, increased accounts payable and accrued expenses, offset by increased accounts receivable and expenditures associated with the adding and expanding of facilities to support the Company's growth. In addition, the Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks for operations and acquisition opportunities. The Company's debt, including accrued interest, as of December 31, 1997 was $3.4 million, which consisted primarily of a $3.0 million non-interest-bearing note discounted at 7% related to an acquisition.

Based on its current operating plan, the Company believes that its cash, cash equivalents and investments on hand, cash flows from operations and current available lines of credit will be sufficient to meet its working capital requirements for at least the next twelve months.

IMPACT OF INFLATION AND CHANGING PRICES: Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to the clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company has been able to increase its billing rates over its increases in direct labor in 1997. This is due primarily to our increase in client strategic services in which competition is less and the quality of services commands higher rates.

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

In the past five years, the Company has grown significantly through acquisitions, and the Company's future growth may be based in part on selected acquisitions. The Company's ability to expand successfully by acquisitions depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The Company competes for acquisition candidates with other entities, some of whom have greater financial resources than the Company. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increased purchase prices. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on the Company's revenues and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's business, operations and financial results.

The Company believes that its future success will depend in large part on its ability to continue to attract and retain highly-skilled technical and management personnel. The competition for such personnel is intense. There can be no assurance that the Company will continue to attract and retain personnel necessary for the development of its business.

The custom software services market is highly competitive and characterized by continual change and improvement in technology. The market is fragmented, and no company holds a dominant position. Consequently, the Company's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are larger and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does the Company. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development needs. The Company believes that the bases for competition in the software services industry include the ability to compete cost-effectively, develop strong client relationships, generate recurring revenues, utilize comprehensive delivery methodologies and achieve organizational learning by implementing standard operational processes. In the healthcare software systems market, the Company competes with some companies that are larger in the healthcare market and have greater financial resources than the Company. The Company believes that significant competitive factors in the healthcare software systems market include size and demonstrated ability to provide service to targeted healthcare markets. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

In recent years, the stock market in general and the market for technology stocks, in particular, including the Company's Common Stock, have experienced extreme price fluctuations. There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's Common Stock could affect the Company's ability to successfully attract and retain qualified personnel or complete necessary business combinations or other transactions in the future.

The Company has assessed its internal computer systems and has identified certain internal systems that are not year 2000 compatible (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). The Company is in the process of correcting such systems or replacing them with year 2000 compliant systems. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on the Company's business, operations and financial results.

     Among the services that the Company provides are assessment, planning, migration/remediation and testing services for year 2000 compliance. The Company has devoted significant resources to services that address the year 2000 problem and believes the market for these services will grow as the year 2000 approaches. However, there can be no assurance that the market for year 2000 services will continue to develop and if such market fails to grow, or grows more slowly than anticipated, it could have an adverse effect on the Company's business, operations and financial results. Although the Company believes that the demand for its services relating to the year 2000 problem will continue to exist after the year 2000, this demand will diminish significantly over time and will eventually disappear. The Company's services addressing the year 2000 problem involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Litigation, regardless of its outcome, could result in substantial cost to the Company. Accordingly, any contract liability claim or litigation against the Company could have an adverse effect on the Company's business, operations and financial results.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page(s)


Report of Independent Accountants....................................        21


Consolidated Balance Sheets as of December 31, 1996 and 1997.........        22


Consolidated Statements of Income for the Years Ended
December 31, 1995, 1996 and 1997.....................................        23



Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1995, 1996 and 1997.........................        24


Consolidated Statements of Cash Flows for the Years
Ended December 31, 1995, 1996 and 1997...............................        25



Notes to Consolidated Financial Statements...........................     26-37

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:


We have audited the accompanying consolidated balance sheets of Keane, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Boston, Massachusetts                        /s/ Coopers & Lybrand L.L.P.
March 3, 1998

KEANE, INC. CONSOLIDATED BALANCE SHEETS


December 31,                                                                       1996           1997
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

Assets
Current:
     Cash and cash equivalents                                                $     38,837   $     33,644
     Short term investments                                                          3,293          6,607
     Accounts receivable, net:
       Trade                                                                        94,773        147,668
       Other                                                                         2,447          1,588
     Prepaid expenses and other current assets                                       5,536         10,597
                                                                              ------------   ------------
       Total current assets                                                        144,886        200,104

Long term investments                                                               26,949         44,139
Property and equipment, net                                                         10,658         20,546
Intangible assets, net                                                              46,815         32,778
Other assets, net                                                                    5,906          8,743
                                                                              ------------   ------------
                                                                              $    235,214   $    306,310
                                                                              ============   ============
Liabilities
Current:
     Accounts payable                                                         $      9,825   $     17,892
     Accrued expenses and other liabilities                                          5,454         12,833
     Accrued compensation                                                           11,036         22,786
     Note payable                                                                    3,191          3,004
     Accrued income taxes                                                            5,677          2,055
     Capital lease obligations                                                         236            211
                                                                              ------------   ------------
       Total current liabilities                                                    35,419         58,781

Notes payable                                                                        2,807             --
Capital lease obligations                                                              358            188

Commitments and contingencies (Note K)

Stockholders' Equity
Preferred stock, par value $.01, authorized
     2,000,000 shares, issued none                                                      --             --
Common stock, par value $.10, authorized
     100,000,000 shares, issued and outstanding
     65,723,340 in 1996 and 66,274,042 in 1997                                       6,572          6,627
Class B common stock, par value $.10, authorized
     503,797 shares, issued and outstanding
     287,613 in 1996 and 286,615 in 1997                                                29             29
Additional paid-in capital                                                          92,646         97,680
Foreign currency translation                                                           (45)          (372)
Retained earnings                                                                   99,841        145,790
Less treasury stock at cost, 305,615 shares                                         (2,413)        (2,413)
                                                                              ------------   ------------
       Total stockholders' equity                                                  196,630        247,341
                                                                              ------------   ------------

                                                                              $    235,214   $    306,310
                                                                              ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF INCOME


For the Years Ended December 31,                                1995          1996          1997
---------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Total revenues                                              $  382,739    $  467,090    $  654,395

Salaries, wages and other direct costs                         256,474       315,921       437,901
Selling, general and administrative expenses                    82,470        95,552       124,921
Amortization of goodwill and other intangible assets            12,184        12,499        14,037
                                                            ----------    ----------    ----------

  Operating income                                              31,611        43,118        77,536

Investment income                                                1,636         2,404         4,045
Interest expense                                                   486           449           162
Other expenses, net                                                176           741           814
                                                            ----------    ----------    ----------

  Income before income taxes                                    32,585        44,332        80,605

Provision for income taxes                                      13,328        18,974        34,656
                                                            ----------    ----------    ----------

  Net income                                                $   19,257    $   25,358    $   45,949
                                                            ==========    ==========    ==========

  Net income per share (basic)                              $     0.30    $     0.39    $     0.70
                                                            ==========    ==========    ==========
  Net income per share (diluted)                            $     0.29    $     0.38    $     0.68
                                                            ==========    ==========    ==========

  Weighted average common share outstanding (basic)             64,700        65,694        66,010
                                                            ==========    ==========    ==========
  Weighted average common and common share equivalents
  outstanding (diluted)                                         65,392        66,454        67,517
                                                            ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended
December 31, 1995, 1996 And 1997
-------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                           Class B                                      Treasury Stock at
                                      Common Stock      Common Stock  Additional Foreign                       Cost
                                  -------------------  --------------   Paid-In  Currency    Retained  ----------------------
                                    Shares     Amount  Shares  Amount   Capital  Translation Earnings  Shares     Amount    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994         63,922,301   $6,392   288,965   $29   $85,226    ($74)     $55,226   (303,414)  ($2,412) $144,387

Common Stock issued under:
 1982 Stock Option Plan              343,000       34                       661                                                 695
 1992 Stock Option Plan              176,900       18                       482                                                 500
 1992 Employee Stock
  Purchase Plan                      316,180       32                     1,641                                               1,673
 1983 Restricted Stock
  Purchase Plan                       34,300        3                       188                                                 191
Conversions of Class B Common
 Stock into Common Stock                 707               (707)                                                                 --
Income tax benefit from stock
 option plans                                                               485                                                 485
Foreign currency translation
 adjustment                                                                          32                                          32
Treasury Stock Purchase                                                                                   (900)                  --
Net income                                                                                   19,257                          19,257
                               -----------------------------------------------------------------------------------------------------

Balance December 31, 1995         64,793,388    6,479   288,258    29    88,683     (42)     74,483   (304,314)   (2,412)   167,220

Common Stock issued under:
 1982 Stock Option Plan              329,000       33                       634                                                 667
 1992 Stock Option Plan              346,434       35                     1,054                                               1,089
 1992 Employee Stock Purchase
  Plan                               255,174       26                     1,692                                               1,718
 1983 Restricted Stock Purchase
  Plan                                (1,301)      (1)                                                                           (1)
Conversions of Class B Common
 Stock into Common Stock                 645               (645)                                                                 --
Income tax benefit from stock
 option plans                                                               583                                                 583
Foreign currency translation                                                         (3)                                         (3)
Treasury Stock purchase
 adjustment                                                                                             (1,301)       (1)        (1)
Net income                                                                                   25,358                          25,358
                               -----------------------------------------------------------------------------------------------------

Balance December 31, 1996         65,723,340    6,572   287,613    29    92,646     (45)     99,841   (305,615)   (2,413)   196,630

Common Stock issued under:
 1992 Stock Option Plan              413,004       41                     1,500                                               1,541
 1992 Employee Stock Purchase
  Plan                               136,700       14                     2,506                                               2,520
Conversions of Class B Common
 Stock into Common Stock                 998               (998)                                                                 --
Income tax benefit from stock
 option plans                                                             1,028                                               1,028
Foreign currency translation
 adjustment                                                                        (327)                                       (327)
Net income                                                                                   45,949                          45,949
                                  --------------------------------------------------------------------------------------------------

Balance December 31, 1997         66,274,042   $6,627   286,615   $29   $97,680   ($372)   $145,790   (305,615)  ($2,413)  $247,341
                                  ==========   ======   =======   ===   =======   ======   ========   ========   =======   ========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31,                                      1995          1996         1997
---------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

Cash Flows From Operating Activities:
  Net income                                                     $    19,257   $    25,358   $   45,949
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                     17,767        19,282       21,442
    Deferred income taxes                                             (1,023)       (3,994)      (7,524)
    Provision for doubtful accounts                                      851         3,621        3,391
    Loss (gain) on sale of property and equipment                         73           (18)          14
    Non-cash interest on long-term debt                                  135           380          197
    Tax benefit from stock options                                       485           583        1,028
    Changes in assets and liabilities, net of acquisitions:
    (Increase) in accounts receivable                                (11,285)      (18,487)     (54,729)
    (Increase) in prepaid expenses and other assets                   (3,256)         (237)        (282)
    Increase (decrease) in accounts payable and accrued
      expenses and other liabilities                                  (4,012)        8,331        25,842
    Increase (decrease) in income taxes payable                       --             5,677        (3,717)
                                                                 -----------   -----------   -----------

  Net cash provided by operating activities                           18,992        40,496        31,611
                                                                 -----------   -----------   -----------

Cash Flows From Investing Activities:
  Purchase of investments                                            (13,343)      (34,586)      (60,080)
  Sale of investments                                                  2,012        15,675        39,577
  Purchase of property and equipment                                  (5,675)       (4,098)      (17,494)
  Proceeds from the sale of property and equipment                       111           216           519
  Payments for acquisitions                                           (8,910)         (747)       --
                                                                 -----------   -----------   -----------

  Net cash (used for) investing activities                           (25,805)      (23,540)      (37,478)
                                                                 -----------   -----------   -----------

Cash Flows From Financing Activities:
  Payments under long-term debt                                       --            (2,982)       (3,191)
  Principal payments under capital lease obligations                    (430)         (522)         (195)
  Proceeds from issuance of common stock                               2,869         3,472         4,060
                                                                 -----------   -----------   -----------

Net cash provided by (used for) financing activities                   2,439           (32)          674

  Net increase (decrease) in cash and cash equivalents                (4,374)       16,924        (5,193)
  Cash and cash equivalents at beginning of year                      26,287        21,913        38,837
                                                                 -----------   -----------   -----------
  Cash and cash equivalents at end of year                       $    21,913   $    38,837   $    33,644
                                                                 ===========   ===========   ===========

Supplemental information:
  Interest paid                                                  $    --       $    --       $    --
  Income taxes paid                                                   14,463        16,652        45,017

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Keane, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NATURE OF OPERATIONS: The Company provides software design, development, integration and management services for corporations, government agencies and healthcare facilities. The Company serves its clients through two operating divisions and a network over 50 branch offices and satellite offices located across the United States and in Canada. The Information Services Division ("ISD"), which accounted for approximately 95% of the Company's revenues in 1997, provides software design, development and management services to corporations and government agencies with large and recurring software development needs. The Healthcare Services Division ("HSD") develops, markets and supports financial, patient care and clinical application software for hospitals and long-term care facilities. The Company primarily provides services to Fortune 1000 companies.

REVENUE RECOGNITION: The Company provides system design, implementation and support services under fixed price and time and materials contracts. For fixed price contracts, revenue is recorded on the basis of the estimated percentage of completion of services rendered. Losses, if any, on fixed price contracts are recognized when the loss is determined. For time and materials contracts, revenue is recorded at contractually agreed upon rates as the costs are incurred. Revenues for software application sales are recognized on the basis of customer acceptance over the period of software implementation.

The Company provides services to multiple General Electric (GE) and International Business Machines (IBM) locations. The Company believes that each GE and IBM location served by the Company is essentially autonomous. Each location contracts separately for its services and each contract involves different projects. Aggregate revenues for GE totaled approximately $33 million, $28 million and $29 million in 1995, 1996 and 1997, respectively. Aggregate revenues for IBM totaled approximately $51 million, $55 million and $70 million in 1995, 1996 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION: For the Company's Canadian subsidiary, the Canadian dollar is the functional currency. All assets and liabilities of the Company's Canadian subsidiary are translated at exchange rates in effect at the end of the period. Income and expenses are translated at rates that approximate those in effect on transaction dates. The translation differences are charged or credited directly to the translation adjustment account included as part of stockholders' equity. Realized foreign exchange gains and losses are included in other income (expense).

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents at December 31, 1997 included investments in commercial paper ($22.0 million), corporate bonds ($4.3 million) and money market funds ($2.3 million). Cash equivalents at December 31, 1996 included investments in commercial paper ($24.0 million), corporate bonds ($6.8 million) and money market funds ($1.1 million).

FINANCIAL INSTRUMENTS: The carrying amounts of cash equivalents and investments approximate their fair values. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's debt obligations approximates their carrying value.

INVESTMENTS:  Investments are stated at fair value as reported by the investment
custodian.   The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Investments are currently designated as available-for-sale, and as such, unrealized gains and losses are reported in a separate component of stockholders' equity. At December 31, 1996 and 1997, the market value of these investments approximated cost.

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

INTANGIBLE ASSETS: Intangible assets consist principally of goodwill, the excess of the purchase price over the appraised fair value of assets acquired in acquisitions, and acquired customer-based intangibles, noncompetition agreements, and software initially recorded at appraised fair value.
Intangibles are amortized on a straight-line basis over 14 or 15 years for goodwill and 3 to 15 years for other intangibles. At each reporting date, management assesses whether there has been a permanent impairment in the value of its long-term assets and the amount of such impairment by comparing anticipated undiscounted future operating income from acquired business units with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

The Company capitalized approximately $1.3 million and $0.5 million of computer software development costs during 1995 and 1996, respectively. There were no costs capitalized in 1997. Costs are amortized over the expected life of the product, approximately 5 years, upon release.

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

B.  INVESTMENTS

At December 31, 1997, the Company's investments included obligations of the U.S. Government ($11.8 million), municipal bonds ($7.6 million), mortgage pass throughs ($9.6 million), corporate bonds ($19.7 million) and commercial paper ($2.0 million). At December 31, 1996, the Company's investments included obligations of the U.S. Government ($8.0 million), municipal bonds ($4.7 million) and commercial paper ($17.5 million). Contractual maturities at December 31, 1997 were $6.6 million due within one year and $44.1 million due after one through five years. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. There was no gain or loss, based on a specific identification basis, realized on the sale of available for sale securities during the years ended December 31, 1995, 1996 and 1997.

C.  ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of $3.7 million and $4.9 million at December 31, 1996 and 1997, respectively. The provisions charged to the statement of operations were $1.0 million, $3.6 million and $3.3 million in 1995, 1996, and 1997, respectively, and write-offs against the allowances were $1.6 million, $1.7 million and $2.1 million in 1995, 1996, and 1997, respectively.

D.  PROPERTY AND EQUIPMENT
(IN THOUSANDS)

Property and equipment consist of the following:

                                                             December 31,
                                                         1996          1997
                                                    -------------  -------------
  Buildings and improvements                          $     850      $     772
  Office equipment                                       23,503         35,226
  Computer equipment and software                         4,897          5,517
  Leasehold improvements                                  2,497          5,301
                                                      ---------      ---------
                                                         31,747         46,816

  Less accumulated depreciation and amortization         21,089         26,270
                                                      ---------      ---------

                                                      $  10,658      $  20,546
                                                      =========      =========

Depreciation expense totaled $5,584, $6,783 and $7,406 in 1995, 1996 and 1997, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $1,590 and $1,628, with accumulated amortization totaling $951 and $1,263, at December 31, 1996 and 1997, respectively.

E.  INTANGIBLE ASSETS
(IN THOUSANDS)

Intangible assets consist of the following:

                                                             December 31,
                                                         1996           1997
                                                    -------------  -------------
  Goodwill                                            $  20,360      $  20,360
  Noncompetition agreements                              22,203         22,203
  Customer-based intangibles                             37,915         37,915
  Software                                                8,089          8,089
  Other                                                   1,208          1,208
                                                      ---------      ---------
                                                         89,775         89,775

  Less accumulated amortization                          42,960         56,997
                                                      ---------      ---------

                                                      $  46,815      $  32,778
                                                      =========      =========

F.  ACCRUED EXPENSES AND OTHER LIABILITIES
(IN THOUSANDS)

Accrued expenses and other liabilities consist of the following:

                                                             December 31,
                                                         1996           1997
                                                    ----------------------------
  Deferred savings and profit sharing plan            $     705      $   3,156
  Health insurance costs                                    472            285
  Accrued payroll taxes                                     358            609
  Accrued rent obligations                                  500          1,241
  Other                                                   3,419          7,542
                                                      ---------      ---------

                                                      $   5,454      $  12,833
                                                      =========      =========

G.  CAPITAL LEASE OBLIGATIONS
(IN THOUSANDS)

The Company finances certain equipment through capital leases. At December 31, 1997, future minimum lease payments under noncancelable capital leases, together with the present value of minimum lease payments, are summarized below:

  Year ending December 31, 1998                                $   228
  Year ending December 31, 1999                                    191
  Year ending December 31, 2000                                      3
                                                               -------

  Total minimum payments                                           422
  Less amount representing future interest                          23
                                                               -------

  Present value of net minimum payments                            399
  Less current portion                                             211
                                                               -------

  Long-term portion of capital lease payments                  $   188
                                                               =======

Equipment acquired under capital lease obligations for 1995, 1996 and 1997 totaled approximately $162, $570 and $72, respectively.

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

In conjunction with the AGS acquisition (see Note N), the Company and NYNEX also executed a separate noncompetition agreement covering a four-year period in exchange for a noninterest-bearing $12.0 million subordinated note due in four equal annual installments of $3.0 million beginning in January 1995. Subsequently, the Company made certain disbursements, totaling approximately $2.9 million, on behalf of NYNEX. In 1994, NYNEX reimbursed these amounts and made certain other adjustments to the purchase price by offsetting $4.0 million against the first two installments due under the subordinated note. The Company has recorded the note at its present value discounted at 7% which equaled $5.8 million December 31, 1996 and $3.0 million at December 31, 1997.

I.  CAPITAL STOCK

In November 1996, the Company distributed a stock split effected in the form of a stock dividend of one share of Common Stock for every one share of Common Stock and one share of Common Stock for every one share of Class B Common Stock then outstanding. All share and per share data have been adjusted to reflect this stock split.

In May 1997, the stockholders approved an amendment to the Company's Articles of Organization increasing the number of shares of Common Stock authorized for issuance to 100,000,000 shares.

In August 1997, the Company distributed a stock split effected in the form of a stock dividend of one share of Common Stock for every one share of Common Stock and one share of Common Stock for every one share of Class B Common Stock then outstanding. All share and per share data have been adjusted to reflect this stock split.

The Company has three classes of share capital: Preferred Stock, Common Stock and Class B Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock generally vote as a single class with holders of Common Stock but are entitled to 10 votes for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption price or prices and liquidation preferences, of any series of Preferred Stock, and to fix the number of shares of any such series. The Common Stock and Class B Common Stock have equal liquidation and dividend rights except that any regular quarterly dividend declared shall be $.05 per share less for holders of Class B Common Stock. Class B Common Stock is nontransferable, except under certain conditions, but may be converted into Common Stock on a share-for-share basis at any time. Conversions to common stock totaled 707, 645 and 998 shares in 1995, 1996 and 1997, respectively. Shares of common stock reserved for conversions totaled 286,615 at December 31, 1997.

J.  STOCK OPTION, STOCK PURCHASE, COMPENSATION AND RETIREMENT PLANS

STOCK OPTION PLANS: The Company has three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation," in 1996 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1995, 1996 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                                     Years Ended December 31,
                                                            1995              1996              1997
                                                    ----------------------------------------------------------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

  Net income - as reported                                $  19,257         $  25,538         $  45,949
  Net income - pro forma                                     18,901            24,564            43,964
  Net income per share - as reported (diluted)                  .29               .38               .68
  Net income per share - pro forma (diluted)                    .29               .37               .65

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

The fair market value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 4.5 years in 1995 and 1996 and 4.0 years in 1997, expected volatility of 37% in 1995 and 1996 and 41% in 1997, a dividend yield of 0% and risk-free interest rates between 5.5-7.5%.

The 1982 Incentive Stock Option Plan provides for grants of stock options of up to 1,800,000 shares of the Company's Common Stock to be made to officers and key employees. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. The remaining 164,500 options at $4.06 were exercised during 1995.

The 1992 Stock Option Plan provides for grants of stock options for up to 3,600,000 shares of the Company's Common Stock to employees, officers and directors of, and consultants and advisors to, the Company. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. The Company may grant options that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("incentive stock options") or nonstatutory options not intended to qualify as incentive stock options. The number and weighted-average exercise price of exercisable shares as of December 31, 1996 and 1997 was 219,500 shares at $3.00 and 367,508 shares at $3.57 per share, respectively.

The weighted-average fair value of options granted during the years ended December 31, 1995, 1996 and 1997 was $2.21, $2.45 and $6.32, respectively.

Transactions under the plan are as follows:

                                                        WEIGHTED
                                      COMMON             AVERAGE
                                       STOCK          EXERCISE PRICE


Outstanding at December 31, 1994     1,492,000           $ 3.21
  Granted                              746,000             5.28
  Exercised                           (176,900)            2.83
  Canceled/Expired                    (319,000)            3.76
                                     ----------

Outstanding at December 31, 1995     1,742,100             4.03
  Granted                              756,000             6.24
  Exercised                           (346,434)            3.15
  Canceled/Expired                    (128,000)            4.29
                                     ----------

Outstanding at December 31, 1996     2,023,666             4.98

  Granted                              555,000            20.63
  Exercised                           (413,004)            3.73
  Canceled/Expired                     (93,998)            6.83
                                       --------

Outstanding at December 31, 1997     2,071,664           $ 9.25



The following table summarizes information about stock options outstanding at December 31, 1997:

                                  Options Outstanding                             Options Exercisable
                              -----------------------------                    --------------------------
                                    Weighted Average

            Range of                            Remaining        Weighted
            Exercise             Number        Contractual        Average        Number     Weighted Average
             Prices            Outstanding        Life        Exercise Price   Exercisable   Exercise Price
          -----------          -----------     -----------   ----------------  -----------  ----------------
      $ 2.78  --  $ 3.84         253,500       0.3 years         $ 2.83         253,500         $2.83
        4.61  --    6.17          75,000       1.5 years           4.76          24,000          4.76
        5.19  --    7.25         508,164       2.8 years           5.30          90,008          5.32
        6.00  --   11.19         706,000       3.7 years           6.26               -             -
       15.32  --   32.75         529,000       4.8 years          20.78               -             -
                                 -------

        2.78  --   32.75       2,071,664                         $ 9.25         367,508         $3.57

STOCK PURCHASE PLANS: The Company's 1983 Restricted Stock Purchase Plan provides for grants of 2,025,000 shares of Common Stock to be made to key employees at the discretion of the compensation committee of the Board of Directors. No grants were issued during 1996 and 1997 with 35,200 shares issued during 1995. At December 31, 1997, 1,377,760 shares remained available for future grants. Restrictions on the sale or transfer of shares lapse three years after the date of grant. As grants are issued, deferred compensation equivalent to the market value at the date of grant, less $.10 per share of the purchase price, is amortized to compensation expense over the three-year vesting period. The amount of amortization for 1995, 1996 and 1997 was $53, $54 and $47, respectively.

The Company's 1992 Employee Stock Purchase Plan provides for the purchase of 2,550,000 shares of Common Stock by qualifying employees at a purchase price of 85% of the market value of the stock on the purchase date. During 1995, 1996 and 1997, participants in this plan purchased 316,180, 257,776 and 136,700 shares, respectively. Shares available for future purchases totaled 1,306,864 at December 31, 1997.

COMPENSATION PLANS: During 1988, the Company established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 1995, 1996 and 1997 approximated $5,075, $4,224 and $6,661, respectively.

DEFERRED SAVINGS AND PROFIT SHARING PLAN: During 1984, the Company established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 15% of their salary to the plan. The Company makes discretionary contributions to the plan based on a percentage of contributions made by the eligible employees and profits of the Company. The Company's contributions vest after the employee has completed 42 months of service and for 1995, 1996 and 1997 amounted to approximately $1,664, $705 and $3,156, respectively.

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

The Company leases additional office space and apartments under operating leases, some of which may be renewed for periods up to five years, subject to increased rentals. Rental expense for all of the Company's facilities amounted to approximately $8.9 million in 1995, $10.7 million in 1996 and $12.0 million in 1997. The Company is committed to minimum annual rental payments under all leases of approximately $12.0 million in 1998, $10.2 million in 1999, $8.0 million in 2000, $6.8 million in 2001, $5.0 million in 2002 and an aggregate of $5.9 million from 2003 to 2006.

On December 31, 1992, Four Star Capital Corporation ("Four Star") commenced a civil action against AGS Computers, Inc. ("AGS"), NYNEX Corporation ("NYNEX") and Derek Proctor, a former employee of AGS, in Superior Court of California, County of Marin, alleging, among other matters, breach of contract with respect to the solicitation of business for NYNEX and AGS in China. The case was subsequently removed to the United States District Court for the Northern District of California and transferred to the United States District Court for the Southern District of New York. Four Star originally sought damages in the amount of $5,600,000. However, on May 3, 1994, Four Star amended its complaint to provide for a claim seeking relief in the amount of $25,000,000. Keane acquired all of the outstanding capital stock of AGS in January 1994. In December 1997, Keane, NYNEX and Four Star agreed to resolve this matter without further litigation or judicial involvement. The final settlement agreement was signed on January 12, 1998. The case was dismissed, with prejudice, on January 16, 1998.

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

The Company denied the allegations of the Complaint and asserted a number of affirmative defenses, including the defense that the claims of damages asserted in the Complaint were barred by the terms of the underlying contract. The Company was granted summary judgment on certain of MAMI's claims. After a trial before a judge without a jury, on September 24, 1996, the court entered judgment in favor of the Company. On MAMI's remaining claim of negligent misrepresentation against GECON, the court awarded MAMI the sum of $1,261,276.36. Various post-judgment motions have been filed pertaining to the award as it relates to damages against GECON. No post-judgment motions have been filed with respect to the judgment entered in favor of the Company and the deadline for filing any such motion has passed.

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

The provision for income taxes consists of the following:



                                                   Years Ended December 31,
                                               1995         1996         1997
                                            -----------------------------------
                                                        (IN THOUSANDS)
Current:

  Federal                                    $11,097      $18,111      $33,331
  State                                        3,185        4,793        8,722
  Foreign                                         69           64          211
                                             -------      -------      -------
  Total                                       14,351       22,968       42,264
                                             -------      -------      -------

Deferred:
  Federal                                       (847)      (3,675)      (7,785)
  State                                         (176)        (255)         251
  Foreign                                         --          (64)         (74)
                                             -------       ------      -------
  Total                                       (1,023)      (3,994)      (7,608)
                                             -------      -------      -------
                                             $13,328      $18,974      $34,656
                                             =======      =======      =======

A reconciliation of the statutory income tax provision with the effective income tax provision is as follows:



                                                  Years Ended December 31,
                                                 1995      1996        1997
                                             --------------------------------
                                                        (IN THOUSANDS)

Federal income taxes at 35%                    $11,405    $15,516     $28,212
State income taxes,                              2,127      2,949       5,725
  net of federal tax benefit
Tax credits                                       (241)      (130)        (35)
Other, net                                          37        639         754
                                               -------    -------     -------
                                               $13,328    $18,974     $34,656
                                               =======    =======     =======


The components of the net deferred tax assets and liabilities are as follows:




                                                        Years Ended December 31,
                                                          1996           1997
                                                       -------------------------
                                                             (IN THOUSANDS)

Current:

 Allowance for doubtful accounts and other reserves      $ 1,423       $ 5,476
 Employee medical benefits                                   (57)         (374)
 Accrued expenses                                            124           397
                                                         -------       -------
   Total current assets                                  $ 1,490       $ 5,499
                                                         =======       =======

Long-term:
 Customer based intangibles                              $(6,156)      $(5,478)
 Amortization of intangible assets                         8,523        11,118
 Accrued rents                                               109            70
 Depreciation and other                                      598           963
                                                         -------       -------
   Long-term assets (liabilities)                        $ 3,074       $ 6,673
                                                         =======       =======



The current component is included in prepaid expenses and other current assets on the balance sheet. The long-term component is included in the other assets on the balance sheet.

M.  RESEARCH AND DEVELOPMENT

Research and development expenses included in SG&A were approximately $4.0 million, $4.1 million and $2.9 million in 1995, 1996 and 1997, respectively.

N.  BUSINESS ACQUISITIONS

On January 5, 1994, the Company purchased the stock of AGS from NYNEX Worldwide Services Group, Inc. ("NYNEX"), a wholly owned subsidiary of NYNEX Corporation. AGS provides information technology consulting services, including systems integration and staff supplementation, to businesses and government agencies in the United States and Canada. The initial amount paid in connection with the stock purchase was approximately $46.1 million which was financed by internal cash and investments of $25.1 million and new bank borrowings of $21.0 million. The Company and NYNEX also executed a separate noncompetition agreement covering a four-year period in exchange for the Company's $12.0 million noninterest-bearing subordinated note. (See notes H and K.)

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

O.  BANK DEBT

In January 1994, the Company entered into $45 million revolving credit agreement replacing its existing line of credit. Borrowings under the line were at the bank's corporate rate. In July 1995, the Company canceled the revolving credit agreement and replaced it with a new $20 million demand line of credit from two banks. Borrowings will bear interest at the bank's base rate (the prime rate). There were no borrowings under either line during 1997 or 1996.

P.  EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128. Under SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share, and several provisions of APB Opinion No. 15 "Earnings per Share," which was replaced by SFAS No. 128, were eliminated in an effort to simplify the calculations and conform such calculations to methods used internationally.

A summary of the Company's calculation of earnings per share is as follows:

                                                                  Years Ended December 31,
                                                                1995           1996           1997
                                                        --------------------------------------------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net income                                                     $19,257        $25,358        $45,949
Weighted average number of common shares
 outstanding used in calculation of basic earnings
 per share                                                      64,700         65,694         66,010


Incremental shares from the assumed exercised of
 dilutive stock options                                            692            760          1,507
                                                               -------        -------        -------
Weighted average number of common shares
 outstanding used in calculation of diluted earnings
 per share                                                      65,392         66,454         67,517
                                                               =======        =======        =======

Earnings per share
  Basic                                                        $   .30        $   .39        $   .70
                                                               =======        =======        =======
  Diluted                                                      $   .29        $   .38        $   .68
                                                               =======        =======        =======



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998 (the "1998 Proxy Statement") under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

The response to this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption "Certain Related Party Transactions."

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statements
        --------------------

The following consolidated financial statements are included in Part II, Item 8:

                                                                         Page(s)

Report of Independent Accountants ...................................     21

Consolidated Balance Sheets as of December 31, 1996 and 1997 ........     22

Consolidated Statements of Income
For the Years Ended December 31, 1995, 1996 and 1997 ................     23

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1995, 1996 and 1997 ................     24

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1995, 1996 and 1997 ................     25

Notes to Consolidated Financial Statements ..........................   26-37

(b)  Exhibits
     --------

The Exhibits set forth in the Exhibit Index are filed as part of this Annual Report.

(c) Reports on Form 8-K
    -------------------

    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          KEANE, INC.
                                          (Registrant)



                                          /s/ John F. Keane
                                          -------------------------------------
                                          By:  John F.  Keane
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  March 30, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John F. Keane              March 30, 1998     /s/ Wallace A. Cataldo         March 30, 1998
-----------------------------  --------------     -----------------------------  --------------
John F. Keane                  Date               Wallace A. Cataldo             Date
President,                                        Vice President - Finance
Chief Executive Officer                               and Administration
and Director                                      (Principal Financial Officer)
(Principal Executive Officer)                     (Principal Accounting Officer)

/s/ John F. Rockart            March 30, 1998     /s/ Robert A. Shafto           March 30, 1998
-----------------------------  --------------     -----------------------------  --------------
John F. Rockart                Date               Robert A. Shafto               Date
Director                                          Director

/s/ Philip J. Harkins          March 30, 1998     /s/ Winston R. Hindle, Jr.     March 30, 1998
-----------------------------  --------------     -----------------------------  --------------
Philip J. Harkins              Date               Winston R. Hindle, Jr.         Date
Director                                          Director

Exhibit Index
-------------


     3.1 Articles of Organization of the Registrant, as amended, are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-85206).

     3.2 By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

     *10.1 Key Employees Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-33557), as filed with the Securities and Exchange Commission (the "Commission") on February 21, 1990 and declared effective by the Commission on March 8, 1990 (as amended, the "Registration Statement").

     *10.2 Keane, Inc. 401(k) Deferred Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.2 to the Registration Statement.

     *10.3 1982 Incentive Stock Option Plan (the "Option Plan") is incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (the "1988 Form 10-K"). On January 9, 1990, the Board of Directors of the Registrant adopted an Amendment to Section 4 of the Option Plan increasing the number of shares eligible for issuance thereunder to 900,000.

     *10.4 Amendments to the Option Plan effective as of February 15, 1990 and March 7, 1990 are incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K").

     *10.5 1978 Employee Stock Purchase Plan (the "Stock Purchase Plan") is incorporated herein by reference to Exhibit 10(b) to the 1988 Form 10-K.

     *10.6 Amendments to the Stock Purchase Plan effective as of February 15, 1990 are incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K").

     *10.7 1983 Restricted Stock Plan (the "Restricted Stock Plan") is incorporated herein by reference to Exhibit 10.5 to the Registration Statement.

     *10.8 Amendment to the Restricted Stock Plan effective as of February 15, 1990 is incorporated herein by reference to Exhibit 10-4 of the 1990 Form 10-K.

     10.9   1992 Stock Option Plan is incorporated herein by reference to
     Exhibit 10.9 to the 1992 Form 10-K.

     10.10 1992 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.10 to the 1992 Form 10-K.

     10.11  Lease dated February 20, 1985, between the Registrant and Jonathan
     G. Davis, as Trustee of City Square Development Trust (the "Trust"), is incorporated herein by reference to Exhibit 10.6 to the Registration Statement.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(A) and (C) of this report.

10.12 First Amendment of Lease dated March 19, 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

10.13 Second Amendment of Lease dated November 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

10.14 Documents relating to the Demand Lines of Credit with Shawmut Bank, N.A. and the First National Bank of Boston (the "Banks") are incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995:

         (a) Demand Money Market Promissory Note dated as of May 1, 1995, in the amount of $10,000,000, between the Registrant and Shawmut Bank.

         (b) Loan Agreement dated July 20, 1995, in the amount of $10,000,000, between the Registrant and Bank of Boston.


16.1 Letter from Coopers & Lybrand L.L.P., dated October 30, 1996 concurring with the statements made by the Registrant concerning the dismissal of Coopers & Lybrand L.L.P. as the Registrant's principal accountant, is incorporated herein by reference to the Registrant's Report on Form 8-K, dated October 24, 1996.

16.2 Letter from Ernst & Young LLP, dated December 19, 1996, concurring with the statements made by the Registrant concerning the resignation of Ernst & Young LLP as the Registrant's principal accountant, is incorporated herein by reference to the Registrant's Report on Form 8-K, dated December 16, 1996.

21.   Schedule of Subsidiaries of the Registrant...................     EX-21.1

23.   Consent of Coopers & Lybrand L.L.P...........................     EX-23.1

27.1  Restated Financial Data Schedule for the
year ended December 31, 1995.......................................     EX-27.1

27.2  Restated Financial Data Schedule for the three months
ended March 31, 1996...............................................     EX-27.2

27.3  Restated Financial Data Schedule for the six months
ended June 30, 1996................................................     EX-27.3

27.4  Restated Financial Data Schedule for the nine months
ended September 30, 1996...........................................     EX-27.4

27.5  Restated Financial Data Schedule for the year
ended December 31, 1996............................................     EX-27.5

27.6  Restated Financial Data Schedule for the three months
ended March 31, 1997...............................................     EX-27.6

27.7  Restated Financial Data Schedule for the six months
ended June 30, 1997................................................     EX-27.7

27.8  Restated Financial Data Schedule for the nine months
ended September 30, 1997..............................................   EX-27.8

27.9  Financial Data Schedule for the year
ended December 31, 1997...............................................   EX-27.9