Form 10-Q
period 1998-03-31
KEANE INC
filed 1998-05-13
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTER ENDED MARCH 31, 1998 COMMISSION
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

As of March 31, 1998, the number of issued and outstanding shares of Common Stock (excluding 305,615 shares held in treasury) and Class B Common stock are 66,539,845 and 286,378 shares, respectively. The Company distributed a two for one stock split on August 29, 1997, in the form of a stock dividend to shareholders of record as of August 14, 1997, which has been reflected in the number of Common Shares outstanding.

Keane, Inc. and Subsidiaries

TABLE OF CONTENTS



Part I - Financial Information

Consolidated Statements of Income for the three months ended March 31, 1998
and 1997...............................................................................   3

Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997.................   4

Consolidated Statements of Cash Flows for the three months ended March 31, 1998
and 1997...............................................................................   5

Notes to Financial Statements..........................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

Part II - Other Information............................................................  12

Signature Page.........................................................................  13

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                               (In thousands except per share amounts)
                                                                          Three months ended March 31,
                                                                        1998                      1997
Total revenues                                                     $209,162                   $141,110

Salaries, wages and other direct costs                              137,422                     93,508
Selling, general and administrative expenses                         37,598                     27,548
Amortization of goodwill and other intangible assets                  1,644                      3,509
                                                                   --------                   --------

     Operating income                                                32,498                     16,545

Investment income                                                     1,155                        923
Interest expense                                                         49                         50
Other expenses, net                                                     131                        142
                                                                   --------                   --------

     Income before income taxes                                      33,473                     17,276

Provision for income taxes                                           14,393                      7,428
                                                                   --------                   --------

     Net income                                                      19,080                     $9,848
                                                                   ========                   ========

*Net income per share (basic)                                          $.29                       $.15
                                                                   ========                   ========
*Net income per share (diluted)                                        $.28                       $.15
                                                                   ========                   ========

*Weighted average common  shares outstanding (basic)                 66,525                     65,787
                                                                   ========                   ========
*Weighted average common and common share equivalents
 outstanding (diluted)                                               67,976                     67,148
                                                                   ========                   ========


*Adjusted to reflect the Company's two for one stock split in the form of a dividend distributed on August 29, 1997 to shareholders of record as of August 14, 1997



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                               (IN THOUSANDS)
                                                                MARCH 31, 1998             DECEMBER 31, 1997
Assets
Current:
     Cash and cash equivalents                                        $ 14,421                      $ 33,644
     Short term investments                                              5,965                         6,607
     Accounts receivable, net:
       Trade                                                           191,079                       147,668
       Other                                                             1,368                         1,588
     Prepaid expenses and other current assets                          10,996                        10,597
                                                                      --------                      --------
          Total current assets                                         223,829                       200,104

Long term investments                                                   49,560                        44,139
Property and equipment, net                                             20,845                        20,546
Intangible assets, net                                                  31,134                        32,778
Other assets, net                                                        9,259                         8,743
                                                                      --------                      --------
                                                                      $334,627                      $306,310
                                                                      ========                      ========
Liabilities
Current:
     Accounts payable                                                 $ 13,528                      $ 17,892
     Accrued expenses and other liabilities                             19,319                        12,833
     Accrued compensation                                               16,247                        22,786
     Notes payable                                                         154                         3,004
     Accrued income taxes                                               15,310                         2,055
     Current capital lease obligations                                     239                           211
                                                                      --------                      --------
          Total current liabilities                                     64,797                        58,781

Capital lease obligations                                                   74                           188

Stockholders' Equity
Common stock                                                             6,690                         6,627
Class B common stock                                                        29                            29
Additional paid-in capital                                             100,090                        97,680
Foreign currency translation                                              (165)                         (372)
Retained earnings                                                      165,525                       145,790
Less treasury stock                                                     (2,413)                       (2,413)
                                                                      --------                      --------
          Total stockholders' equity                                   269,756                       247,341
                                                                      --------                      --------
                                                                      $334,627                      $306,310
                                                                      ========                      ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     (IN THOUSANDS)
                                                                               THREE MONTHS ENDED MARCH 31,
Cash flows from Operating Activities:                                           1998                  1997
Net Income                                                                    $ 19,080              $  9,848
Adjustments to reconcile net income to net cash used for
 operating activities:
     Depreciation and amortization                                               4,252                 5,028
     Deferred income taxes                                                      (1,706)                 (192)
     Provision for doubtful accounts                                             1,632                   691
     Loss (gain) on the sale of property and equipment                                                   (37)
     Non-cash interest on long-term debt                                                                  49
Changes in assets and liabilities, net of acquisitions:
     (Increase) in accounts receivable                                         (44,016)              (22,377)
      Decrease  in prepaid expenses and other assets                               792                 1,737
     (Decrease) in accounts payable and accrued expenses and                    (4,404)               (6,193)
      other liabilities
     Increase in income taxes payable                                           13,312                 3,994
                                                                              --------              --------

     NET CASH USED FOR OPERATING ACTIVITIES                                    (11,058)               (7,452)
                                                                              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                   (17,653)              (12,547)
     Sale of investments                                                        12,874                 2,602
     Purchase of property and equipment                                         (2,631)               (1,500)
     Proceeds from the sale of property and equipment                                5                     1
     Proceeds from sale of business units                                                                400
     Payments for current acquisitions                                            (295)                 ----
                                                                              --------              --------

     NET CASH USED FOR INVESTING ACTIVITIES                                     (7,700)              (11,044)
                                                                              --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under long-term debt                                              (2,850)               (3,100)
     Principal payments under capital lease obligations                            (87)                  (81)
     Proceeds from issuance of common stock                                      2,472                   807
                                                                              --------              --------

     NET CASH USED FOR FINANCING ACTIVITIES                                       (465)               (2,374)
                                                                              --------              --------

     Net (decrease) in cash and cash equivalents                               (19,223)              (20,870)
     Cash and cash equivalents at beginning of period                           33,644                38,837
                                                                              --------              --------
     Cash and cash equivalents at end of period                               $ 14,421              $ 17,967
                                                                              ========              ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report") and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts. Prior period amounts have been restated to conform to current year presentation.

          In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

          On July 24, 1997, the Company declared a two for one stock split in the form of a dividend distributed on August 29, 1997 to shareholders of record as of August 14, 1997. All Common shares and per share amounts included in these financial statements are given retroactive effect to the extent required for this stock split.

Note 2. Computation of Earnings Per Share for quarters ending March 31, 1998 and 1997.

                                                        1998            1997
     Net income                                       $19,080         $ 9,848

     Weighted average number of common                 66,525          65,787
     shares outstanding used in calculation
     of basic earnings per share

     Incremental shares from the assumed                1,451           1,361
     exercise of dilutive stock options

     Weighted average number of common                 67,976          67,148
     shares outstanding used in calculation
     of diluted earnings per share

     Earnings per share

        Basic                                         $   .29         $   .15
                                                      =======         =======

        Diluted                                       $   .28         $   .15
                                                      =======         =======

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3.  Intangible assets consist of the following:                                3/31/98        12/31/97
                       Goodwill                                                      $20,360         $20,360
                       Noncompetition agreements                                       1,268          22,203
                       Customer-based intangibles                                     37,745          37,915
                       Software                                                        5,618           8,089
                       Other                                                             273           1,208
                                                                                    --------       ---------
                                                                                      65,264          89,775
                       Less accumulated amortization                                  34,130          56,997
                                                                                    --------       ---------

                                                                                     $31,134         $32,778
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

Results of Operations
---------------------

The Company's revenue for the First Quarter of 1998 was $209.2 million, a 48% increase from $141.1 million in the First Quarter of 1997. The increase in revenue resulted primarily from strong growth in year 2000 compliance and application outsourcing services, in addition to increases in helpdesk and IT consulting services. Year 2000 revenue increased 288% to $71.1 million and application outsourcing revenue increased 90% to $33.2 million. Helpdesk revenue increased 63% to $11.8 million and IT consulting services revenue increased 63% to $5.8 million. Revenue from supplemental staffing decreased 14% to $59.1 million for the first quarter. The decrease resulted from the Company's decision to de-emphasize supplemental staff in favor of strategic services which produce higher margins. Revenue from the Company's Healthcare Services Division increased by 30% to $9.0 million. All other services revenue totaled $19.2 million, about the same as last year.

Salaries, wages and other direct costs for the First Quarter of 1998 were $137.4 million, or 65.7% of revenue, compared to $93.5 million, or 66.3% of revenue, for the First Quarter of 1997, for a 0.6% decrease as a percentage of revenue. This decrease as a percentage of revenue is primarily attributable to an increase in higher margin strategic services business. This business comprised approximately 66.4% of the Company's revenue in the First Quarter of 1998 compared to approximately 45.0% for the First Quarter last year.

Selling, General & Administrative ("SG&A") expenses for the First Quarter of 1998 were $37.6 million, or 18.0% of revenue, compared to $27.5 million, or 19.5% of revenue, for the First Quarter last year. The decrease in SG&A as a percentage of revenue was primarily attributable to the economies of scale associated with increased revenue that did not require a proportionate increase in SG&A and to a large extent to an increase in the number of large contracts in which the Company is engaged, which allows associated overhead services to be delivered more cost effectively.

Amortization of goodwill and other intangible assets for the First Quarter of 1998 was $1.6 million, or 0.8% of revenue, compared to $3.5 million, or 2.5% of revenue in the First Quarter of 1997. The decrease in amortization is primarily attributable to certain intangible assets being fully amortized at year end 1997.

Interest and other related investment income totaled $1.2 million for the First Quarter of 1998, compared to $0.9 million for the same period last year. Interest and other related expenses for the First Quarter of each of 1998 and 1997 totaled $0.2 million.

Pre-tax income for the First Quarter of 1998 was $33.5 million, or 16.0% of revenue, up 93.8% from pre-tax income of $17.3 million, or 12.2% of revenue, in the First Quarter of 1997.

The Company's effective tax rate for the First Quarter of each of 1998 and 1997 was 43.0%.

Net income and earnings per share basic and diluted for the First Quarter of 1998 were $19.1 million, $0.29 and $0.28, respectively, compared to $9.8 million, $0.15 and $0.15 respectively for the First Quarter last year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the First Quarter of 1998 with cash and investments totaling approximately $69.9 million, down from the year end balance of $84.4 million. The decrease is primarily attributable to the increase in accounts receivable, due to the Company's revenue growth. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks.

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

In the past five years, the Company has grown significantly through acquisitions, and the Company's future growth may be based in part on selected acquisitions. The Company's ability to expand successfully by acquisitions depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The Company competes for acquisition candidates with other entities, some of whom have greater financial resources than the Company. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increased purchase prices. The anticipated benefits from any acquisition, including the Company's recent acquisition of Omega Systems in Pittsburgh, Pennsylvania and the business of GSE Erudite Systems in Salt Lake City, Utah, may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on Keane's revenues and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial results.

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

The Company has assessed its internal computer systems and has identified certain internal systems that are not year 2000 compatible (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th century and 21st centuries or may not function properly at the turn of the century). The Company is in the process of correcting such systems or replacing them with year 2000 compliant systems. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on the Company's business, operations and financial results.

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

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period to period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

KEANE, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 2. Changes in Securities and Use of Proceeds.

        On January 30, 1998, the Company acquired Quantum Associates, Inc., d/b/a Omega Systems ("Omega") pursuant to an Agreement and Plan of Merger among the Company, Alpha Acquisition Corp. and Omega (the "Merger Agreement"). Under the Merger Agreement, the Company issued to former Omega shareholders shares of Common Stock of the Company having an aggregate value of $7,054,000. These shares were issued in reliance on
        Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance of Common Stock.

Item 5. Other Information.

        The Company has signed a definitive agreement on April 20, 1998 to acquire Chicago-based Bricker & Associates, Inc. ("Bricker"), a privately-held operations improvement consulting firm. The transaction will be accounted for as a pooling of interests and is expected to close by early June, subject to receipt of regulatory approvals and satisfaction of other closing conditions. It is anticipated that the purchase of Bricker will be immediately accretive to the Company's earnings.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits - None

        (b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.



--------------------------------------------------------------------------------

                                   Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KEANE, INC.
                                         (Registrant)


Date     May 12, 1998                    /s/ John F. Keane
     -----------------------             ----------------------------------
                                         John F. Keane
                                         President


Date     May 12, 1998                    /s/ Wallace A. Cataldo
     -----------------------             ----------------------------------
                                         Wallace A. Cataldo
                                         Vice President, Finance
                                         (Principal Financial and Accounting
                                         Officer)