Form 10-K/A
period 1997-12-31
KEANE INC
filed 1998-05-18
CIK 54883

                                  FORM 10-K/A

      Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value determined by the closing prices reported by AMEX of the voting stock held by nonaffiliates of the registrant as of March 13, 1998:
                  Common Stock $.10 par value - $2,528,394,526
                  --------------------------------------------
         Class B Common Stock $.10 par value - No Public Trading Market
         --------------------------------------------------------------
  Number of shares outstanding of each of the registrant's classes of common stock, as of March 13, 1998:
                Common Stock $.10 Par Value - 66,386,367 shares
              Class B Common Stock $.10 Par Value - 286,378 shares
              ----------------------------------------------------
                   Index to Exhibits begins on Page Ex Ind 1.

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

                               Page 1 of 3 Pages

This Amendment No. 1 on Form 10-K/A amends and restates Item 10 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 by Keane, Inc., a Massachusetts corporation (the "Company").


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998 (the "1998 Proxy Statement") under the caption "Election of Directors." Except as described below, the Company is not aware of any executive officer, director or principal stockholder who failed to comply with filing requirements under Section 16 of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 1997. On a Form 4 filed on May 18, 1998, John F. Keane, Jr., an officer of the Company, reported a sale of 1,200 shares of Common Stock which occurred in November 1997 and a gift of 3,000 shares of Common Stock which occurred in December 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    KEANE, INC.
                                    (Registrant)



                                    /s/ John F. Keane
                                    --------------------------------------------
                                    By:  John F.  Keane
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 19, 1998