Form 10-Q
period 1998-06-30
KEANE INC
filed 1998-08-14
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JUNE 30, 1998  COMMISSION FILE NUMBER 1-7516

                                  KEANE, INC.
            (Exact name of registrant as specified in its charter)


       MASSACHUSETTS                                04-2437166
(State or other jurisdictions of      (I.R.S. Employer Identification Number)
incorporation or organization)

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

Yes  [X]    No  [_]


As of June 30, 1998, the number of issued and outstanding shares of Common Stock (excluding 305,615 shares held in treasury) and Class B Common Stock were 69,114,409 and 286,296 shares, respectively.

                                    1 of 18

Keane, Inc. and Subidiaries
TABLE OF CONTENTS

Part I - Financial Information

Consolidated Statements of Income for the three months and six months ended June 30, 1998
and 1997...................................................................................   3

Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997......................   4

Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997......   5

Notes to Unaudited Financial Statements....................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations......   9

Part II - Other Information................................................................  15

Signature Page.............................................................................  18

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30                      JUNE 30
                                                           ----------------------       ----------------------
                                                            1998             1997         1998         1997
Total revenues                                            $250,693         $155,494     $465,655     $299,795

Salaries, wages and other direct costs                     162,344          101,668      302,211      197,141
Selling, general and administrative expenses                44,074           30,820       82,587       59,357
Amortization of goodwill and other intangible
         assets                                              1,921            3,509        3,565        7,018
Merger costs                                                 4,132                0        4,132            0

     Operating income                                       38,222           19,497       73,160       36,279

Investment income                                            1,439              936        2,651        1,885
Interest expense                                               (47)              50            2          100
Other expenses, net                                             (1)             373          128          501

     Income before income taxes                             39,709           20,010       75,681       37,563

Provision for income taxes                                  19,041            8,576       34,087       16,113

     Net income                                           $ 20,668         $ 11,434     $ 41,594     $ 21,450

Net income per share (basic)                                  $.30             $.17         $.60         $.31

Net income per share (diluted)                                $.29             $.16         $.59         $.31

Weighted average common shares outstanding (basic)          69,260           68,222       69,062       68,129

Weighted average common shares and common share             70,506           69,576       70,465       69,577
 equivalents outstanding (diluted)

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                              (IN THOUSANDS)
                                                                  JUNE 30, 1998        DECEMBER 31, 1997
Assets
Current:
     Cash and cash equivalents                                      $ 25,507               $ 36,929
     Short term investments                                            5,781                  6,607
     Accounts receivable, net
          Trade                                                      220,904                149,917
          Other                                                        1,480                  1,795
     Prepaid expenses and other current assets                         9,415                  9,818
                                                                    --------               --------
          Total current assets                                       263,087                205,066

Long term investments                                                 39,217                 44,139
Property and equipment, net                                           24,339                 21,062
Intangible assets, net                                                36,870                 32,778
Other assets, net                                                      9,280                  8,916
                                                                    --------               --------
                                                                    $372,793               $311,961
                                                                    ========               ========
Liabilities
Current:
     Accounts payable                                                 19,149                 17,952
     Accrued compensation                                             22,507                 22,786
     Accrued expenses and other liabilities                           24,308                 13,091
     Notes payable                                                     1,154                  3,004
     Accrued income taxes                                              5,900                  2,055
     Capital lease obligations                                           305                    211
                                                                    --------               --------
          Total current liabilities                                   73,323                 59,099

Long-term portion of capital lease obligations                           167                    188

Stockholders' Equity
     Common Stock                                                      6,943                  6,852
     Class B Common Stock                                                 29                     29
     Additional paid-in capital                                      101,959                 97,680
     Foreign currency translation                                       (329)                  (372)
     Retained earnings                                               193,114                150,898
     Less treasury stock                                              (2,413)                (2,413)
                                                                    --------               --------
          Total stockholders' equity                                 299,303                252,674
                                                                    --------               --------
                                                                    $372,793               $311,961
                                                                    ========               ========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                (IN THOUSAANDS)
                                                                            SIX  MONTHS ENDED JUNE 30,
                                                                              1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 41,594          $ 21,450
Adjustments to reconcile net income to net cash provided by
 (used for) operating activities
       Depreciation and amortization                                           9,269            10,290
       Accrued interest on long term debt                                        ---                99
       Deferred income taxes                                                  (2,000)             (192)
       Provision for doubtful accounts                                         3,400               959
       (Gain) Loss on disposal of fixed assets                                    (1)               (1)
     Changes in assets and liabilities, net of acquisitions:
       (Increase) in Accounts receivable                                     (71,424)          (36,393)
       Decrease in prepaid expenses and other assets                           2,548               428
       Increase (decrease) in income taxes payable                             3,845            (2,842)
       Increase in accounts payable,
            accrued expenses, and other current liabilities                   10,759             4,603
                                                                            --------          --------
     NET CASH (USED FOR) OPERATING ACTIVITIES                                 (2,010)           (1,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                 (33,233)          (25,994)
     Sale of investments                                                      38,980            10,559
     Purchase of property and equipment                                       (7,384)           (5,676)
     Proceeds from sale of assets                                                  6                 9
     Payment for acquisitions                                                 (9,150)              ---
     Proceeds from sale of business unit                                         ---               400
                                                                            --------          --------
     NET CASH (USED FOR) INVESTING ACTIVITIES                                (10,781)          (20,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under notes payable and long term-debt                           150               ---
     Payments under long term-debt                                            (3,150)           (3,226)
     Proceeds from issuance of common stock                                    4,369             2,015
                                                                            --------          --------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                      1,369            (1,211)
                                                                            --------          --------

Net  decrease in cash and cash equivalents                                   (11,422)          (23,512)
Cash and cash equivalents, beginning of period                                36,929            42,118
                                                                            --------          --------
Cash and cash equivalents at end of period                                  $ 25,507            18,606
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

Note 2. Computation of earnings per share for the three months and six months ending June 30, 1998 and 1997.

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30                       JUNE 30
                                               1998           1997           1998           1997
Net income                                     $20,668        $11,434        $41,594        $21,450

Weighted average number of common               69,260         68,222         69,062         68,129
shares outstanding used in calculation
of basic earnings per share

Incremental shares from the assumed              1,246          1,354          1,403          1,448
 exercise of dilutive stock options

Weighted average number of common               70,506         69,576         70,465         69,577
 shares outstanding used in
 calculation of diluted earnings per
 share

Earnings per share

             Basic                              $.30           $.17           $.60           $.31
                                                ====           ====           ====           ====

             Diluted                            $.29           $.16           $.59           $.31
                                                ====           ====           ====           ====

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3.  Intangible assets consist of the following:                      6/30/98           12/31/97

                  Goodwill                                                $20,360            $20,360
                  Noncompetition agreements                                 2,268             22,203
                  Customer-based intangibles                               44,401             37,915
                  Software                                                  5,618              8,089
                  Other                                                       273              1,208
                                                                          -------            -------
                                                                           72,920             89,775
                  Less accumulated amortization                            36,050             56,997
                                                                          -------            -------
                                                                          $36,870            $32,778
                                                                          =======            =======

Note 4. On June 1, 1998, the Company completed its acquisition of Bricker & Associates, Inc. ("Bricker") under an Agreement and Plan of Merger by and among the Company, Beta Acquisition Corp. and Bricker, an operations improvement consulting firm, whereby the Company agreed to acquire all of the outstanding capital stock of Bricker in exchange for approximately 2.3 million shares of Keane, Inc. common stock (the "merger"). The merger has been accounted for as a pooling-of-interests. Accordingly, all financial data contained herein include the accounts of Bricker for all periods presented.

         During the quarter ended June 30, 1998, the Company incurred a $4.1 million charge to operations to reflect investment banking, legal, accounting and other professional fees associated with the transaction.

         Revenue and net income of the combined entities for the three-month period prior to the merger and the corresponding period in the prior year are presented in the following table. Prior to the merger, there were no intercompany transactions between the two companies.

                                                             THREE MONTHS ENDED
                                                     MARCH 31, 1998       MARCH 31, 1997
Revenue
     Keane, Inc.                                        $209,162             $141,110
     Bricker & Associates, Inc.                            5,800                3,191
                                                        --------             --------
Combined revenue                                        $214,962             $144,301
                                                        ========             ========

Net income
     Keane, Inc.                                        $ 19,080             $  9,848
     Bricker & Associates, Inc.                            1,846                  168
                                                        --------             --------
Combined net income                                     $ 20,926             $ 10,016
                                                        ========             ========

          On April 30, 1998, the Company purchased substantially all of the assets of Salt Lake City-based GSE Erudite Software, Inc., a subsidiary of GSE Systems, Inc. for approximately $9.8 million. The pro forma results of the combined company through March 31, 1998 are not included because the dollar amounts are immaterial.

Note 5. On August 04, 1998 the Company acquired Icom Systems Limited, parent company of Icom Solutions Limited, a privately-held, $50 million provider of information technology (IT) business solutions, based in Birmingham, England. The acquisition will be accounted for as a pooling of interests and is valued at approximately $50 million.

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

Results of Operations
---------------------

The Company's revenue for the second quarter of 1998 was $250.7 million, a 61.2% increase from $155.5 million in the second quarter of 1997. Revenues for the first six months of 1998 were $465.7 million, a 55.3% increase from $299.8 million in the first six months of 1997. The increase in revenue resulted primarily from strong growth in year 2000 compliance and application outsourcing services, in addition to increases in helpdesk and IT consulting services. Year 2000 revenue for the second quarter of 1998 was $92.5 million, a 238% increase from $27.4 million in the second quarter of 1997. Year 2000 revenue for the first six months of 1998 was $163.6 million, a 258% increase from $45.7 million for the first six months of 1997. Application outsourcing revenue increased 77.5% to $35.0 million in the second quarter of 1998, as compared to $19.7 million in the second quarter of 1997. Application outsourcing revenue increased 83.3% to $68.2 million for the first six months of 1998, as compared to $37.2 million for the first six months of 1997. Helpdesk revenue increased 25.8% to $12.1 million in the second quarter of 1998, compared to $9.6 million in the same period last year. Helpdesk revenue increased 41.6% to $24.0 million in the first six months of 1998, as compared to $16.9 million for the first six months of 1997. IT consulting services revenue for the second quarter of 1998 was $13.0 million, a 69.1% increase from $7.7 million for the same period last year. IT consulting services revenue for the first six months of 1998 was $24.5 million, a 70.4% increase from $14.4 million for the same period last year. Revenue from supplemental staffing increased 11.2% to $65.9 million for the second quarter of 1998, as compared to $59.3 million for the second quarter of 1997. Revenue from supplemental staffing decreased 2.0% to $125.0 million for the first six months of 1998, as compared to $127.6 million for the first six months of 1997. The decrease in supplemental staffing revenue is a result of the Company's decision to de-emphasize supplemental staffing in favor of strategic services which produce higher margins. Revenue from the Company's Healthcare Services Division increased by 35.9% to $10.2 million in the second quarter of 1998, as compared to $7.5 million for the second quarter of 1997. Revenue from the Company's Healthcare Services Division increased by 33.2% to $19.2 million in the first six months of 1998, as compared to $14.4 million in the first six months of 1997. All other services revenue for the second quarter of 1998 totaled $22.0 million, comparable with the same period last year. All other services revenue for the first six months of 1998 totaled $41.2 million, comparable with the same period last year.

Salaries, wages and other direct costs for the second quarter of 1998 were $162.3 million, or 64.8% of revenue, compared to $101.7 million, or 65.4% of revenue, during the same period last year. Salaries, wages and other direct costs for the first six months of 1998 were $302.2 million, or 64.9% of revenue, compared to $197.1 million, or 65.8% of revenue, during the same period last year. This decrease as a percentage of revenue was primarily attributable to an increase in higher margin strategic services business. This business comprised approximately $171.3 million, or 68.5% of the Company's revenue in the second quarter of 1998 compared to approximately $86.0 million, or 55.3% for the same period last year and approximately $315.9 million, or 67.9% of the Company's revenue for the first six months of 1998 compared to $152.7 million, or 50.9% for the same period last year.

Selling, general and administrative expenses (SG&A) for the second quarter of 1998 were $44.1 million, or 17.6% of revenue, compared to $30.8 million, or 19.8% of revenue, for the same period last year. SG&A expenses for the first 6 months of 1998 were $82.6 million, or 17.7% of revenue, compared to $59.4 million, or 19.8% of revenue, for the same period last year. The decrease in SG&A as a percentage of revenue was primarily attributable to the economies of scale associated with increased revenue that did not require a proportionate increase in SG&A and to a large extent to an increase in the number of large contracts in which the Company is engaged, which allows associated overhead services to be delivered more cost effectively.

Amortization of goodwill and other intangible assets for the second quarter of 1998 totaled $1.9 million, or .8% of revenue, compared to $3.5 million, or 2.3% of revenue, for the same period last year. Amortization of goodwill and capitalized acquisition costs for the first six months of 1998 were $3.6 million, or .8% of revenue, compared to $7.0 million, or 2.3% of revenue, for the same period last year. The decrease in amortization is primarily attributable to certain intangible assets being fully amortized at year end 1997.

The Company incurred a one time charge of $4.1 million for professional fees as a result of the acquisition of Bricker & Associates, Inc. on June 01, 1998, which was accounted for as a pooling-of-interests.

The Company recognized investment income of $1.4 million in the second quarter of 1998 and $2.7 million in the first six months of 1998, compared to $936,000 and $1.9 million, respectively, for the comparable periods last year. The increase in investment income is attributed to a larger investment balance compared to last year.

The Company's pre-tax income for the second quarter of 1998 was $39.7 million, or 15.8% of revenue, compared to $20.0 million, or 12.9% of revenue, for the same period last year. Pre-tax income for the first six months of 1998 was $75.7 million, or 16.3% of revenue, compared to $37.6 million, or 12.5% of revenue, for the same period last year.

The Company's effective tax rate for the second quarter of 1998 was 48%, compared to 43% for the same period last year. The Company's effective tax rate for the first six months of 1998 was 45%, compared to 43% for the same period last year. The increase in the tax rate was primarily due to the one time merger costs incurred for the acquisition of Bricker, which are not tax deductible.

Net income and earnings per share basic and diluted for the second quarter of 1998 were $20.7 million, $.30 per share and $.29 per share, respectively, compared to $11.4 million, $.17 per share and $.16 per share, respectively, for the same period last year. Net income and earnings per share basic and diluted for the six months ended June 30, 1998 were $41.6 million, $.60 per share and $.59 per share, respectively, compared to $21.5 million, $.31 per share and $.31 per share, respectively, for the same period last year.


Liquidity and Capital Resources
-------------------------------

The Company ended the second quarter of 1998 with cash, cash equivalents and marketable securities totaling approximately $70.5 million, compared to $69.9 million at the end of the first quarter and the year end balance of $87.7 million. The decrease is attributable to the increase in accounts receivable due to the Company's revenue growth, purchases of property and equipment and the acquisition of GSE Erudite Software, Inc., offset by increases in accounts payable, accrued expenses and other current liabilities. The Company's debt, including accrued interest, at the end of the second quarter was $1.6 million, which consists primarily of a $1.0 million, 6% interest bearing note related to the acquisition of GSE Erudite Software on April 30, 1998. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks.

Based on the Company's current operating plan, it believes that its cash, cash equivalents, marketable securities, cash flows from operations, and its current available line of credit will be sufficient to meet its current working capital requirements during at least the next twelve months.

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

In the past five years, the Company has grown significantly through acquisitions, and the Company's future growth may be based in part on selected acquisitions. The Company's ability to expand successfully by acquisitions depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The Company competes for acquisition candidates with other entities, some of whom have greater financial resources than the Company. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increased purchase prices. The anticipated benefits from any acquisition, including the Company's recent acquisition of Omega Systems in Pittsburgh, Pennsylvania, GSE Erudite Systems in Salt Lake City, Utah, Bricker & Associates, Inc. in Chicago, Illinois and ICOM Systems Limited, in Birmingham, England, may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. The integration of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on Keane's revenues and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial results.

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

The Company has assessed its internal computer systems and has identified certain internal systems that are not year 2000 compatible (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20/th/ century and 21/st/ centuries or may not function properly at the turn of the century). The Company is in the process of correcting such systems or replacing them with year 2000 compliant systems. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on the Company's business, operations and financial results.

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

In August 1998, the Company commenced operations in the United Kingdom with its acquisition of Icom Systems Limited. The Company's planned international operations will be subject to political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. There can be no assurance that the Company will be successful in its international operations.

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

KEANE, INC. AND SUBSIDIARIES
                          Part II - Other Information
--------------------------------------------------------------------------------

Item 2. Changes in Securities and Use of Proceeds

        On June 1, 1998, the Company acquired Bricker & Associates, Inc. ("Bricker") pursuant to an Agreement and Plan of Merger among the Company, Beta Acquisition Corp. and Bricker (the "Merger Agreement"). Under the Merger Agreement, the Company issued the former shareholders and optionholders of Bricker approximately 2,336,196 shares of Common Stock fo the Company having an aggregate value of $101.9 million. These shares were issued in reliance upon Section 4(2) of the Securites Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance of Common Stock.

Item 4. Submission of Matters to a Vote of Security Holders

        The 1998 Annual Meeting of Stockholders of the Company was held on May 27, 1998. The Stockholders approved the election of the seven nominees named below, approved an amendment to the Company's Articles of Organization, approved the adoption of the Company's 1998 Stock Incentive Plan and ratified the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 1998. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and Broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for director:

        Proposal #1 - To fix the number of directors at seven and to elect the following persons to serve as directors:

                                                                 BROKER
                                    FOR      WITHHELD  ABSTAIN  NON-VOTES

     John F. Keane              63,803,497   385,268      0          0
     Brian T. Keane             63,796,298   392,467      0          0
     John F. Keane, Jr.         63,790,743   398,022      0          0
     John F. Rockhart           63,803,757   385,008      0          0
     Robert Shafto              63,799,428   389,337      0          0
     Winston Hindle             63,802,330   386,435      0          0
     Philip Harkins             63,803,660   385,105      0          0


     Proposal #2 - To approve an amendment to the Company's Articles of Organization increasing the number of shares of Common Stock which the Company is authorized to issue from 100,000,000 to 200,000,000;

                                                                      BROKER
                                    FOR       WITHHELD   ABSTAIN    NON-VOTES

                                61,544,266    2,592,707   51,792       0


     Proposal #3 - To approve the Company's 1998 Stock Incentive Plan;

                                                                      BROKER
                                    FOR       WITHHELD   ABSTAIN    NON-VOTES

                                35,247,205   28,798,707  142,932       0


     Proposal #4 - To ratify and approve the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 1998:


                                                                      BROKER
                                    FOR       WITHHELD   ABSTAIN    NON-VOTES

                                63,970,642    72,531     145,592       0


Item 5.    Other Information

      Stockholder Proposals for 1999 Annual Meeting

          As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Clerk of the Company at the principal offices of the Company no later than December 22, 1998.

          In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before March 1, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any shareholder proposal with respect to which the Company does not receive timely notice.

         On April 30, 1998, the Company purchased substantially all of the assets of Salt Lake City-based GSE Erudite Software, Inc., a subsidiary of GSE Systems, Inc. GSE Erudite Software is an information technology consulting company with 1997 revenues of approximately $18 million.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See exhibit index on Page 19 for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, dated April 14, 1998, filing press releases regarding the signing of the GSE Erudite Letter of Intent and Bricker definitive agreement.

          Current Report on Form 8-K, dated April 21, 1998, announcing intention of Keane family members to sell an aggregate of up to 1,000,000 shares.

          Current Report on Form 8-K, dated April 29, 1998, announcing intention of Keane family members to sell an aggregate of only up to 600,000 shares in the sale first announced on April 21, 1998.

          Current Report on Form 8-K, dated May 4, 1998, filing press release announcing the acquisition of GSE Erudite.

          Current Report on Form 8-K, dated May 12, 1998, filing press release responding to investor inquiries regarding Keane's business outlook.

          Current Report on Form 8-K, dated May 29, 1998, announcing increase in number of authorized shares and filing press release announcing the acquisition of Bricker.

                                  SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEANE, INC.
                                         (Registrant)

           August 11 , 1998          /s/  John F. Keane
Date __________________________    ___________________________________
                                          John F. Keane
                                          President

          August 11, 1998          /s/  Wallace A. Cataldo
Date __________________________    ___________________________________
                                        Wallace A. Cataldo
                                        Vice President, Finance

                                 Exhibit Index

Exhibit Number      Description
--------------      -----------

     27             Restated Financial Data Schedules
     27.1           For the year ended December 31, 1995             EX-27_1
     27.2           For the three months ended March 31, 1996        EX-27_2
     27.3           For the three months ended June 30, 1996         EX-27_3
     27.4           For the three months ended September 30, 1996    EX-27_4
     27.5           For the year ended December 31, 1996             EX-27_5
     27.6           For the three months ended March 31, 1997        EX-27_6
     27.7           For the three months ended June 30, 1997         EX-27_7
     27.8           For the three months ended September 30, 1997    EX-27_8
     27.9           For the year ended December 31, 1997             EX-27_9
     27.10          For the three months ended March 31, 1998        EX-27_10