Form 10-Q/A
period 1998-06-30
KEANE INC
filed 1998-08-28
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                  FORM 10-Q/A

                              AMENDEMENT NO. 1 TO
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months and six months ended June 30, 1998
and 1997...................................................................................   3

Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997......................   4

Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997......   5

Notes to Unaudited Financial Statements....................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations......   9

Part II - Other Information................................................................  15

Signature Page.............................................................................  18

Exhibit Index..............................................................................  19


Part II, Item 6 of the Quarterly Report on Form 10-Q of Keane, Inc. for the quarter ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998 is hereby amended and restated in its entirety as follows:

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

                                  SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEANE, INC.
                                         (Registrant)

      August 21, 1998                 /s/ John F. Keane
Date __________________________       _____________________________
                                      John F. Keane
                                      President

      August 21, 1998                 /s/ Wallace A. Cataldo
Date __________________________       _____________________________
                                      Wallace A. Cataldo
                                      Vice President, Finance

                                 Exhibit Index

Exhibit Number    Description
--------------    -----------

                  Financial Data Schedule
     27           For the three months ended June 30, 1998           Ex 27

                  Restated Financial Data Schedules
     27.1         For the year ended December 31, 1995               Ex 27-1
     27.2         For the three months ended March 31, 1996          Ex 27-2
     27.3         For the three months ended June 30, 1996           Ex 27-3
     27.4         For the three months ended September 30, 1996      Ex 27-4
     27.5         For the year ended December 31, 1996               Ex 27-5
     27.6         For the three months ended March 31, 1997          Ex 27-6
     27.7         For the three months ended June 30, 1997           Ex 27-7
     27.8         For the three months ended September 30, 1997      Ex 27-8
     27.9         For the year ended December 31, 1997               Ex 27-9
     27.10        For the three months ended March 31, 1998          Ex 27-10