Form 10-Q
period 1998-09-30
KEANE INC
filed 1998-11-16
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 1998           Commission File Number 1-7516

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

Yes  [ X ]     No  [   ]


As of September 30, 1998, the number of issued and outstanding shares of Common Stock (excluding 305,615 shares held in treasury) and Class B Common Stock were 70,116,474 and 286,296 shares, respectively.

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS

Part I - Financial Information
Consolidated Statements of Income for the three months and
nine months ended September 30, 1998 and 1997...........................     3

Consolidated Balance Sheets as of September 30, 1998 and
December 31, 1997.......................................................     4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1998 and 1997.............................................     5

Notes to Unaudited Financial Statements.................................     6

Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................    10

Part II - Other Information.............................................    19

Signature Page..........................................................    20

Exhibit Index...........................................................    21


                         KEANE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                            1998            1997         1998         1997
Total revenues                                            $280,540        $180,354     $772,056     $492,895

Salaries, wages and other direct costs                     180,638         120,826      500,964      326,380
Selling, general and administrative expenses                50,225          34,785      137,614       97,597
Amortization of goodwill and other intangible                2,069           3,509        5,634       10,527
         assets

Merger costs                                                 1,910               0        6,042            0

     Operating income                                       45,698         121,802      127,844       58,391

Investment income                                            1,046           1,206        3,697        3,091
Interest expense                                               159              51          161          151
Other expenses, net                                            243              82          487          732

     Income before income taxes                             46,342          22,307      124,851       60,599

Provision for income taxes                                  21,065           9,545       56,283       25,962

     Net income                                           $ 25,277        $ 12,762     $ 68,568     $ 34,637

Net income per share (basic)                                  $.36            $.18         $.98         $.50

Net income per share (diluted)                                $.35            $.18         $.96         $.49

Weighted average common shares outstanding (basic)          70,338          69,296       70,046       69,133

Weighted average common shares and common share             71,477          70,864       71,383       70,620
 equivalents outstanding (diluted)

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          (IN THOUSANDS)
                                                SEPTEMBER 30,    DECEMBER 31,
                                                        1998             1997
                                                           (UNAUDITED)
Assets
Current:
     Cash and cash equivalents                      $ 42,156         $ 39,723
     Short term investments                            3,245            6,607
     Accounts receivable, net
          Trade                                      244,630          156,036
          Other                                        1,367            2,038
     Prepaid expenses and other current assets        15,945           10,708
                                                    --------         --------
          Total current assets                       307,343          215,112

     Long term investments                            38,937           44,139
     Property and equipment, net                      27,908           23,613
     Intangible assets, net                           37,824           35,825
     Other assets, net                                 9,307            8,916
                                                    --------         --------
                                                    $421,319         $327,605
                                                    ========         ========
Liabilities
Current:
     Accounts payable                                 21,292           22,711
     Accrued compensation                             26,441           23,691
     Accrued expenses and other liabilities           27,982           13,091
     Notes payable                                       857            6,827
     Accrued income taxes                             10,973            3,945
     Current capital lease obligations                   901              822
                                                    --------         --------
          Total current liabilities                   88,446           71,087

     Long-term portion of capital lease obligations    1,564            1,379
     Notes payable                                        58              365

Stockholders' Equity
     Common Stock                                      7,043            6,935
     Class B Common Stock                                 29               29
     Additional paid-in capital                      105,457           97,933
     Foreign currency translation                       (516)            (372)
     Retained earnings                               221,651          152,662
     Less treasury stock                              (2,413)          (2,413)
                                                    --------         --------
          Total stockholders' equity                 331,251          254,774
                                                    --------         --------
                                                    $421,319         $327,605
                                                    ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              (IN THOUSANDS)
                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 68,568             $ 34,637
Adjustments to reconcile net income to
     net cash provided by (used for) operating activities
       Depreciation and amortization                                     16,689               16,744
       Accrued interest on long term debt                                 -----                  148
       Deferred income taxes                                             (6,418)                (192)
       Provision for doubtful accounts                                    3,913                1,544
       (Gain) loss on disposal of fixed assets                              (80)                 (32)
     Changes in assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                  (89,316)             (53,570)
       (Increase) decrease in prepaid expenses and other assets           1,299               (4,713)
       Increase in income taxes payable                                   7,028                  293
       Increase in accounts payable,
        accrued expenses, and other current liabilities                  14,847               11,438
                                                                       --------             --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                           16,530                6,297

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                            (43,545)             (40,773)
     Sale of investments                                                 52,109               22,828
     Purchase of property and equipment                                 (14,118)             (13,216)
     Proceeds from sale of assets                                           307                  133
     Payment for acquisitions                                            (9,150)               -----
     Proceeds from sale of business unit                                  -----                  400
                                                                       --------             --------
     NET CASH USED FOR INVESTING ACTIVITIES                             (14,397)             (30,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under notes payable and long-term debt                      150                -----
     Payments under long-term debt                                       (7,482)              (3,963)
     Proceeds from issuance of common stock                               7,632                2,956
                                                                       --------             --------
     NET CASH PROVIDED BY(USED FOR) FINANCING ACTIVITIES                    300               (1,007)
                                                                       --------             --------

Net increase (decrease) in cash and cash equivalents                      2,433              (25,338)
Cash and cash equivalents, beginning of period                           39,723               43,287
                                                                       --------             --------
Cash and cash equivalents, end of period                               $ 42,156             $ 17,949
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

Note 2. Computation of earnings per share for the three months and nine months ending September 30, 1998 and 1997. In the period ending September 30, 1998 there were 426,250 of anti-dilutive options.

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                 1998           1997           1998           1997
Net income                                     $25,277        $12,762        $68,568        $34,637

Weighted average number of common               70,338         69,296         70,046         69,133
 shares outstanding used in calculation
 of basic earnings per share

Incremental shares from the assumed              1,139          1,568          1,337          1,487
 exercise of dilutive stock options

Weighted average number of common               71,477         70,864         71,383         70,620
 shares outstanding used in
 calculation of diluted earnings per
 share

Earnings per share

             Basic                             $   .36        $   .18        $   .98        $   .50
                                               =======        =======        =======        =======

             Diluted                           $   .35        $   .18        $   .96        $   .49
                                               =======        =======        =======        =======

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 3.   Intangible assets consist of the following:

                                                 9/30/98       12/31/97
Goodwill                                        $ 23,283      $  23,283
Noncompetition agreements                          2,268         22,203
Customer-based intangibles                        44,501         37,915
Software                                           5,618          8,089
Other                                                273          1,208
                                                --------      ---------
                                                  75,943         92,698
Less accumulated amortization                     38,119         56,873
                                                --------      ---------
                                                $ 37,824      $  35,825
                                                ========      =========


Note 4. On August 4, 1998, the Company acquired the issued and outstanding capital stock of Icom Systems Limited ("Icom"), parent company of Icom Solutions Limited, a privately-held provider of information technology business solutions in Birmingham, England, and issued or reserved for issuance approximately 894,500 shares of Keane common stock in connection with the acquisition, 835,545 of which were issued in exchange for shares of Icom capital stock which Keane acquired at the closing of the transaction, and up to approximately 58,955 of which will be issuable upon the exercise of options to acquire shares of Keane common stock that Keane issued in exchange for certain options to acquire shares of Icom capital stock held by the Icom optionholders. The Icom transaction has been accounted for as a pooling-of-interests. Accordingly, all financial data contained herein include the accounts of Icom for all periods presented.

          During the quarter ended September 30, 1998, the Company incurred a $1.9 million charge to operations to reflect investment banking, legal, accounting and other professional fees associated with the Icom transaction.

          Revenue and net income of the combined entities for the six-month period prior to the merger and the corresponding period in the prior year are presented in the following table. Prior to the acquisition, there were no intercompany transactions between the two companies.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                SIX MONTHS ENDED
                                      JUNE 30, 1998           JUNE 30, 1997
Revenue
     Keane, Inc.                         $465,655                $299,795
     Icom Systems Ltd.                     25,861                  12,746
                                         --------                --------
Combined revenue                         $491,516                $312,541
                                         ========                ========

Net income
     Keane, Inc.                         $ 41,594                $ 21,450
     Icom Systems Ltd.                      1,697                     425
                                         --------                --------
Combined net income                      $ 43,291                $ 21,875
                                         ========                ========


          On June 1, 1998, the Company completed its acquisition of Bricker & Associates, Inc. ("Bricker"), an operations improvement consulting firm, under an Agreement and Plan of Merger by and among the Company, Beta Acquisition Corp. and Bricker, whereby the Company agreed to acquire all of the outstanding capital stock and options of Bricker in exchange for approximately 2.3 million shares of Keane, Inc. common stock (the "merger"). The merger has been accounted for as a pooling-of-interests. Accordingly, all financial data contained herein include the accounts of Bricker for all periods presented.

          During the quarter ended June 30, 1998, the Company incurred a $4.1 million charge to operations to reflect investment banking, legal, accounting and other professional fees associated with the Bricker transaction.

          Revenue and net income of the combined entities for the three-month period prior to the merger and the corresponding period in the prior year are presented in the following table. Prior to the merger, there were no intercompany transactions between the two companies.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 5. On October 9, 1998 the Company acquired all of the outstanding capital stock of Fourth Tier, Inc., a privately-held provider of enterprise relationship management consulting services based in Los Angeles, California, in exchange for approximately 915,571 shares of Keane, Inc. common stock. The acquisition will be accounted for as a pooling of interests.

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

Results of Operations
---------------------

The Company's revenue for the third quarter of 1998 was $280.5 million, a 55.5% increase from $180.4 million in the third quarter of 1997. Revenue for the first nine months of 1998 were $772.1 million, a 56.6% increase from $492.9 million in the first nine months of 1997. The increase in revenue resulted primarily from strong growth in the Company's year 2000 compliance and supplemental staffing services. Year 2000 revenue for the third quarter of 1998 was $102.4 million, a 134.3% increase from $43.7 million in the third quarter of 1997. Year 2000 revenue for the first nine months of 1998 was $268.9 million, a 200.8% increase from $89.4 million for the first nine months of 1997. Application outsourcing revenue increased 38.8% to $38.6 million in the third quarter of 1998, as compared to $27.8 million in the third quarter of 1997. Application outsourcing revenue increased 58.5% to $111.4 million for the first nine months of 1998, as compared to $70.3 million for the first nine months of 1997. Helpdesk revenue increased 8.7% to $11.2 million in the third quarter of 1998, compared to $10.3 million in the same period last year. Helpdesk revenue increased 28.2% to $35.9 million in the first nine months of 1998, as compared to $28.0 million for the first nine months of 1997. Application development revenue for the third quarter of 1998 was $23.6 million, a 13.5% increase from $20.8 million in the third quarter of 1997. Application development revenue for the first nine months of 1998 was $63.6 million, a 2.2% increase from $62.2 million during the same period last year. IT consulting services revenue for the third quarter of 1998 was $14.1 million, a 62.1% increase from $8.7 million for the same period last year. IT consulting services revenue for the first nine months of 1998 was $39.6 million, a 67.1% increase from $23.7 million for the same period last year. Revenue from supplemental staffing increased 39.5% to $78.8 million for the third quarter of 1998, as compared to $56.5 million for the third quarter of 1997. Revenue from supplemental staffing increased 15.9% to $216.2 million for the first nine months of 1998, as compared to $186.5 million for the first nine months of 1997. Revenue from the Company's Healthcare Services Division increased by 24.3% to $9.2 million in the third quarter of 1998, as compared to $7.4 million for the third quarter of 1997. Revenue from the Company's Healthcare Services Division increased by 30.7% to $28.5 million in the first nine months of 1998, as compared to $21.8 million in the first nine months of 1997. All other services revenue for the third quarter of 1998 totaled $2.6 million, down $2.5 million from the same period last year. All other services revenue for the first nine months of 1998 totaled $8.0 million, down $2.9 million from the same period last year.

Salaries, wages and other direct costs for the third quarter of 1998 were $180.6 million, or 64.4% of revenue, compared to $120.8 million, or 67.0% of revenue, during the same period last year. Salaries, wages and other direct costs for the first nine months of 1998 were $501.0 million, or 64.9% of revenue, compared to $326.4 million, or 66.2% of revenue, during the same period last year. This decrease as a percentage of revenue was primarily attributable to an increase in higher margin strategic services business. This business comprised approximately $178.7 million, or 63.7% of the Company's revenue in the third quarter of 1998 compared to approximately $101.0 million, or 56.0% for the same period last year and approximately $469.7 million, or 60.8% of the Company's revenue for the first nine months of 1998 compared to $236.1 million, or 47.9% for the same period last year.

Selling, general and administrative expenses (SG&A) for the third quarter of 1998 were $50.2 million, or 17.9% of revenue, compared to $34.8 million, or 19.3% of revenue, for the same period last year. SG&A expenses for the first nine months of 1998 were $137.6 million, or 17.8% of revenue, compared to $97.6 million, or 19.8% of revenue, for the same period last year. The decrease in SG&A as a percentage of revenue was primarily attributable to the economies of scale associated with increased revenue that did not require a proportionate increase in SG&A and to a large extent to an increase in the number of large contracts in which the Company is engaged, which allows associated overhead services to be delivered more cost effectively.

Amortization of goodwill and other intangible assets for the third quarter of 1998 totaled $2.1 million, or .7% of revenue, compared to $3.5 million, or 1.9% of revenue, for the same period last year. Amortization of goodwill and capitalized acquisition costs for the first nine months of 1998 were $5.6 million, or .7% of revenue, compared to $10.5 million, or 2.1% of revenue, for the same period last year. The decrease in amortization is primarily attributable to certain intangible assets being fully amortized at year end 1997.

The Company incurred one time charges of $4.1 million in the second quarter of 1998 and $1.9 million in the third quarter of 1998 for professional fees associated with the acquisitions of Bricker & Associates, Inc. and Icom Systems Limited, respectively. Both acquisitions have been accounted for as pooling of interests.

The Company recognized investment income of $1.0 million in the third quarter of 1998 and $3.7 million in the first nine months of 1998, compared to $1.2 million and $3.1 million, respectively, for the comparable periods last year.

The Company's pre-tax income for the third quarter of 1998 was $46.3 million, or 16.5% of revenue, compared to $22.3 million, or 12.4% of revenue, for the same period last year. Pre-tax income for the first nine months of 1998 was $124.9 million, or 16.2% of revenue, compared to $60.6 million, or 12.3% of revenue, for the same period last year.

The Company's effective tax rate for the third quarter of 1998 was 45.5%, compared to 42.8% for the same period last year. The Company's effective tax rate for the first nine months of 1998 was 45.1%, compared to 42.8% for the same period last year. The increase in the tax rate was primarily due to the one time merger costs associated with the acquisitions of Bricker and Icom, which are not tax deductible.

Net income and earnings per share basic and diluted for the third quarter of 1998 were $25.3 million, $.36 per share and $.35 per share, respectively, compared to $12.8 million, $.18 per share and $.18 per share, respectively, for the same period last year. Net income and earnings per share basic and diluted for the nine months ended September 30, 1998 were $68.6 million, $.98 per share and $.96 per share, respectively, compared to $34.6 million, $.50 per share and $.49 per share, respectively, for the same period last year.


Liquidity and Capital Resources
-------------------------------

The Company ended the third quarter of 1998 with cash, cash equivalents and marketable securities totaling approximately $84.3 million, compared to the year end balance of $90.5 million. The decrease is attributable to the increase in accounts receivable due to the Company's revenue growth and the purchase of property and equipment, offset by increases in accrued expenses and other current liabilities. The Company's debt, including accrued interest, at the end of the third quarter was $3.4 million, which consists primarily of a $1.0 million, 6% interest bearing note related to the acquisition of GSE Erudite Software on April 30, 1998 and $2.1 million associated with capitalized equipment leases of Icom Systems Limited in the United Kingdom. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks.

Based on the Company's current operating plan, it believes that its cash, cash equivalents, marketable securities, cash flows from operations, and its current available line of credit will be sufficient to meet its current working capital requirements during at least the next twelve months.

Year 2000 Issues
----------------

Overview
--------

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Keane's computer equipment and software and devices with embedded technology that are time sensitive may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of Keane's operations, including, among other things, a temporary inability to perform mission critical functions like billing and time reporting. As a result, software and computer systems may need to be upgraded or replaced in order to ensure that they accept four digit date codes.

State of Readiness
------------------

Company Services and Products.  Keane's Information Services Division ("ISD"),
-----------------------------
which represented approximately 95% of the Company's total revenue in 1997, generally delivers services and not products to its customers. The Company believes that the services provided by its ISD professionals to its customers are provided in a Year 2000 compliant manner.

Keane's Healthcare Services Division ("HSD") develops, markets and sells software products. Certain of HSD's products are not fully Year 2000 operable. HSD has advised its customer base for these products that it does not intend to offer Year 2000 compliant versions of these products and has encouraged them to migrate to new products offered by HSD that are Year 2000 ready. The Company anticipates that some customers will choose not to migrate to these products and will therefore terminate their relationship with Keane's HSD. The exact amount of anticipated lost customers has not been determined. The Company believes that the revenue lost as a result of these events will be immaterial to its overall operations.

In addition to its own products, HSD markets certain third party software products. The Company is seeking assurances from the vendors of these products that all licensed software is Year 2000 compliant. The Company expects to receive substantially all of these assurances by the end of 1998.

Company Systems.  Keane has established a Year 2000 task force that has
---------------
completed its assessment of the Company's Information Technology-related ("IT-related") systems for the Year 2000 issue. For IT-related systems, the Company believes that most of the critical systems, including its accounting software, AS400 applications and payroll systems, are now Year 2000 compliant. However, Keane's Federal Systems subsidiary uses a software product for its accounting system that is not Year 2000 compliant. The vendor for this product has advised the Company that it plans to release a Year 2000 compliant upgrade for its product in the first quarter of 1999. The Company is in the process of replacing the billing software used by ISD because the current software product is not Year 2000 compliant. The cost to replace this software is currently estimated to be approximately $500,000 and will be capitalized by the Company. Keane believes that the new software will be operational by the end of the first quarter of 1999.

Keane's Year 2000 task force is also evaluating the Company's non-IT systems, including alarm systems, sprinkler systems, elevators, fax machines and other miscellaneous systems that may contain embedded technology, for the Year 2000 Issue. Keane expects to complete its identification and assessment of Year 2000 Issues in non-IT systems in 1999 and to establish a remediation plan to address any outstanding Year 2000 Issues concerning the Company's non-IT systems.

Costs to Address Year 2000 Issues
---------------------------------

Keane anticipates that it will incur direct costs to modify or replace existing systems used by Keane in the operation of its business to ensure that all systems will be operable in the Year 2000, including the costs to replace the Information Services Division billing software described above.

The Company believes that the total amounts spent by it to date and that it expects to spend in 1999 addressing the Year 2000 issue are not material.

Risks to the Company
--------------------

In the event of a failure of some or all of the Company's IT-related and non-IT systems on January 1, 2000, the Company's operations may be substantially curtailed until the Company or its third-party suppliers develop a solution to address such system's failure. In such event, the Company may be unable to:
(a) perform billing functions, (b) keep track of time performed on projects for its clients, (c) access client records, (d) communicate between field offices and headquarters, (e) operate its Internet site, (f) receive and send email or
(g) prepare its financial statements for the fourth quarter of 1999 or periods thereafter.

Among the services that Keane provides are assessment, planning, migration/remediation and testing services for Year 2000 compliance. Keane has devoted significant resources to services that address the Year 2000 problem and believes the market for these services will grow as the year 2000 approaches. However, the market for Year 2000 services may not continue to develop, and if such market fails to grow, or grows more slowly than anticipated, it could have a material adverse effect on Keane's business, financial condition or results of operations. Although Keane believes that the demand for its services relating to the Year 2000 problem will continue to exist after the year 2000, this demand will diminish significantly over time and will eventually disappear.

Keane's services addressing the Year 2000 problem involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against Keane, regardless of Keane's responsibility for the failure. Keane could incur substantial costs in connection with any resulting litigation, regardless of the outcome.

Contingency Plans
-----------------

As described above, the Company has identified potential vulnerabilities associated with the change of the century. The Company is devoting resources to working with providers of systems to the Company to ensure that its business is not substantially interrupted as a result of the date change. The Company currently does not have a contingency plan in the event of a particular system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that the company is not going to achieve its scheduled compliance objectives.

Certain Factors That May Affect Future Results
----------------------------------------------

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

Fluctuations in Operating Results. Keane has experienced and expects to continue to experience fluctuations in its quarterly results. Keane's gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane's revenue in a particular quarter, including:

     . general economic conditions which may influence investment decisions or cause downsizing;

     .  the number and requirements of client engagements;

     .  employee utilization rates;

     .  changes in the rates Keane can charge clients for services;

     .  acquisitions; and

     .  other factors, many of which are beyond Keane's control.

A significant portion of Keane's expenses do not vary relative to revenue. As a result, if revenue in a particular quarter does not meet expectations, Keane's operating results could be materially adversely affected, which in turn may have a material adverse impact on the market price of Keane common stock. In addition, many of Keane's engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenue and profits.

Risks Relating to Acquisitions. In the past five years, Keane has grown significantly through acquisitions. Since January 1, 1998, Keane has completed the acquisitions of Quantum Associates, Inc. d/b/a Omega Systems in Pittsburgh, Pennsylvania, GSE Erudite Systems in Salt Lake City, Utah, Bricker & Associates, Inc. in Chicago, Illinois, Icom Systems Limited in Birmingham, England and Fourth Tier, Inc. in El Segundo, California. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering such opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. Also, even if a definitive agreement is reached, there is no assurance that any future acquisition will be completed.

Keane typically anticipates that each acquisition will bring certain benefits, such as an increase in revenue. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for Keane. In addition, an acquisition may result in unexpected costs and expenses. Any of these events could have a material adverse effect on Keane's business, financial condition and results of operations.

The process of integrating acquired companies into Keane's existing business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention which Keane might otherwise devote to its existing business. Also, the process may require significant financial resources that Keane might otherwise allocate to other activities, including the ongoing development or expansion of Keane's existing operations. Finally, future acquisition could result in Keane having to incur additional debt and/or contingent liabilities. All of these possibilities might have a material adverse effect on Keane's business, financial condition and result of operations.

Dependence on Personnel. Keane believes that its future success will depend in large part on its ability to continue to attract and retain highly-skilled technical and management personnel. The competition for such personnel is intense. Keane may not succeed in attracting and retaining the personnel necessary to develop its business. If Keane does not, its business, financial condition and result of operations could be materially adversely affected.

Highly Competitive Market. The market for Keane's services is highly competitive. The technology for custom software services can change rapidly. The market is fragmented, and no company holds a dominant position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are larger and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does Keane. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development needs.

Keane believes that in order to compete successfully in the software services industry it must be able to:

     .  compete cost-effectively;

     .  develop strong client relationships;

     .  generate recurring revenues;

     .  utilize comprehensive delivery methodologies; and

     . achieve organizational learning by implementing standard operational processes.

In the healthcare software systems market, Keane competes with some companies that are larger in the healthcare market and have greater financial resources than Keane. Keane believes that significant competitive factors in the healthcare software systems market include size and demonstrated ability to provide service to targeted healthcare markets.

Keane may not be able to compete successfully against current or future competitors. In addition, competitive pressures faced by Keane may materially adversely affect its business, financial condition and results of operations.

Year 2000 Compliance; Risks Associated with Provision of Year 2000 Services. Keane has reviewed its internal computer systems and has identified certain internal systems that are not year 2000 compatible (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). Keane is in the process of correcting these systems or replacing them with year 2000 compliant systems. Keane expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not believe that the cost of such actions will have a material effect on Keane's financial condition or results of operations. There may, however, be a delay in, or increased costs associated with, the implementation of these changes. Keane's inability to implement changes could have a material adverse effect on Keane's business, financial condition or results of operations.

Among the services that Keane provides are assessment, planning, migration/remediation and testing services for year 2000 compliance. Keane has devoted significant resources to services that address the year 2000 problem and believes the market for these services will grow as the year 2000 approaches. However, the market for year 2000 services may not continue to develop, and if such market fails to grow, or grows more slowly than anticipated, it could have a material adverse effect on Keane's business, financial condition or results of operations. Although Keane believes that the demand for its services relating to the year 2000 problem will continue to exist after the year 2000, this demand will diminish significantly over time and will eventually disappear.

Keane's services addressing the year 2000 problem involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against Keane, regardless of Keane's responsibility for the failure. Keane could incur substantial costs in connection with any resulting litigation, regardless of the outcome.

International Operations. In August 1998, Keane commenced operations in the United Kingdom with its acquisition of Icom. Keane's planned international operations will be subject to political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

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

KEANE, INC. AND SUBSIDIARIES

                          Part II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 2. Changes in Securities and Use of Proceeds

        On August 4, 1998, pursuant to a Stock Purchase Agreement by and among the Company and the stockholders of Icom Systems Limited, the Company issued 835,545 shares of its common stock (the "Shares") to the stockholders of Icom (the "Icom Stockholders") in exchange for substantially all of the outstanding share capital of Icom. The Shares were issued and sold in reliance upon Rule 903 of Regulation S under the Securities Act of 1933, as amended ("Regulation S"), to the Icom Stockholders, each of whom was deemed not to be a "U.S. person" as defined in Regulation S. No underwriters were involved with such issuance and sale of the Shares.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits See exhibit index on page 21 for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

        (b) Reports on Form 8-K The Company filed the following current Reports on Form 8-K during the three month period ended September 30, 1998:

             Current Report on Form 8-K, dated August 4, 1998, announcing the acquisition of Icom Systems Limited.

             Current Report on Form 8-K, dated August 10, 1998, announcing the issue of 835,545 shares of the Company's common stock to the stockholders of Icom Systems Limited in exchange for substantially all of the outstanding share capital of Icom.

             No financial statements were filed with such reports.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEANE, INC.
                                         (Registrant)



     November 12, 1998              /s/ John F. Keane
Date
     --------------------------    -----------------------------------
                                    John F. Keane
                                    President



     November 12, 1998              /s/ Wallace A. Cataldo
Date
     --------------------------    -----------------------------------
                                    Wallace A. Cataldo
                                    Vice President, Finance

                                 EXHIBIT INDEX

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------
                  Restated Financial Data Schedules
    27            For the three months ended March 31, 1996          Ex 27
    27.1          For the three months ended June 30, 1996           Ex 27-1
    27.2          For the three months ended September 30, 1996      Ex 27-2
    27.3          For the year ended December 31, 1996               Ex 27-3
    27.4          For the three months ended March 31, 1997          Ex 27-4
    27.5          For the three months ended June 30, 1997           Ex 27-5
    27.6          For the three months ended September 30, 1997      Ex 27-6
    27.7          For the year ended December 31, 1997               Ex 27-7
    27.8          For the three months ended March 31, 1998          Ex 27-8
    27.9          For the three months ended June 30, 1998           Ex 27-9

                  Financial Data Schedule
27.10             For the three months ended September 30, 1998      Ex 27-10
