Form 10-K
period 1998-12-31
KEANE INC
filed 1999-03-31
CIK 54883

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                   Form 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -
ACT OF 1934
For the fiscal year ended December 31, 1998
                          -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                         Commission file number 1-7516
                                                ------
                                  KEANE, INC
                                  ----------
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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
--------------------                   -----------------------------------------
Common Stock, $.10 par value           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]      No [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the last sale price of the Common Stock on the AMEX on March 12, 1999, was $1,621,812,462. As of March 12, 1999, 60,200,908 shares of
Common Stock, $.10 par value per share, and 285,213 shares of Class B Common Stock, $.10 par value per share, were issued and outstanding.

Documents Incorporated by Reference. The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 26, 1999. The information required in response to Items 10-13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I
------

ITEM 1.  BUSINESS

Keane, Inc., a Massachusetts corporation (together with its subsidiaries, unless the context otherwise requires, "Keane" or the "Company"), provides management and information technology (IT) consulting, application software development and integration, application management, and call center management services to corporations, government agencies, and healthcare facilities. Keane's services enable clients to operationalize their business strategy, cost-effectively develop new software applications to enable their strategy, and manage mission-critical software applications to better support business requirements. The Company serves its clients through a series of corporate practices that support Keane's network of branch offices in the major markets of the U.S., Canada, and the U.K. Keane's practices accumulate, develop, and disseminate the Company's organizational experience along core service and industry lines. This delivery structure allows Keane to provide clients with the world-class capabilities of the entire company on a responsive and cost-effective local level. Keane provides services primarily to Fortune 1,000 companies, including AT&T Corporation, Eastman Kodak Company, General Electric Company, International Business Machines Corporation, McDonald's Corporation and Procter & Gamble Company.

KEANE'S SERVICES MODEL: Underlying Keane's strategic focus and efforts is a three-tiered service model. This model structures the Company's services into three core disciplines--planning, building and managing IT. Across these disciplines is a consistent focus on helping clients achieve quantifiable business benefit. Keane achieves this objective through the application of rigorous processes and management disciplines and a culture of accountability for successful results.

Keane's "plan, build and manage" capabilities encompass a broad range of services designed to help clients align IT with business strategy and build and manage the optimal infrastructure of people, process, and technology to enable that strategy. This full spectrum of capabilities not only responds to clients' most critical IT and business needs, but enables them to take advantage of the synergies associated with linking their IT planning, implementation and outsourcing investments.

Planning Services: Keane's planning services are delivered primarily through Bricker & Associates, Inc. ("Bricker"), the Company's operations improvement consulting subsidiary. Keane also provides project management training and consulting based on the Company's project management, risk management, and related processes. Bricker helps companies plan and implement operations improvements aligned with their business strategy to achieve targeted increases in revenue, profits, and shareholder value. Bricker does this by taking an integrated approach to organizational design, workflow improvements, and technology strategy.

Bricker's planning services frequently identify opportunities for IT initiatives to enable clients' business strategies. These recommendations are complemented by Keane's extensive range of IT solutions. Keane's investment in this consulting practice positions the Company at the front end of many of its clients' application development and outsourcing initiatives.

Build Services: Keane's Application Development services, the Company's "build" services, assist clients in implementing new technology to achieve strategic objectives. The services include Customer Relationship Management ("CRM") and Customer Application Development solutions that may leverage industry-leading packaged software, data warehousing, and web-based technology. Many of the industries Keane serves are initiating CRM programs to target key customers, improve sales effectiveness, and increase customer loyalty. Keane's Application Development projects can encompass IT planning and assessment; design, development, and integration of software applications; and program management services.

Keane considers its qualifications in the following areas as important strengths in the Application Development arena: (i) its operations improvement and change management competencies; (ii) its software package, application, and system architecture expertise; (iii) its enterprise application integration experience; and (iv) its industry-renowned project management processes. By combining these capabilities, Keane seeks to deliver complete Application Development solutions that fully leverage advanced technology while extending the life and payback of existing IT assets.

Manage Services: The growing attention on new technology implementations has not diminished the tremendous need to more effectively manage the existing IT assets known as legacy systems. Keane's flagship Application Outsourcing solution, together with its Migration and Call Center services, help clients address this need.

Application Outsourcing services, encompassing management and enhancements of mission-critical software applications, are designed to enable clients to realize ongoing business value from their IT assets. On these engagements, Keane focuses on advancing clients' application environments to Level 3 on the Software Engineering Institute's Capability Maturity Model ("CMM"). The CMM is recognized within the IT industry as the standard for measuring the effectiveness, or maturity, of IT development and management processes. By advancing to CMM Level 3, clients are able to eliminate defects in software, reduce lengthy cycle times, lower support costs, and improve service to their user community.

To date, 17 of Keane's outsourcing engagements were independently certified at CMM Level 3, including those at BankBoston, Bell Atlantic, Blue Cross Blue Shield of Maryland, Public Service Electric & Gas, and Toyota Motor Sales. In addition, as proven in its engagements, Keane can achieve this certification within 12 months, as compared to the industry standard of 3 1/2 years according to the Center for Systems Management. Keane believes its ability to deliver such a strategic advantage in its outsourcing programs is a critical competitive differentiator in the Application Outsourcing marketplace.

STRATEGIC DIFFERENTIATORS: Keane considers the following characteristics of the Company critical to its positioning in the marketplace:

     A delivery structure of world-class corporate practices supporting local branches, enabling it to deliver its organizational strengths responsively and cost-effectively at the local level.
     Industry expertise developed from serving clients in banking, insurance, utilities, telecommunications, manufacturing, healthcare, and government. Operations improvement expertise, enabling it to help clients realize the benefits of integrating operations improvements with technology initiatives.
     Capabilities across the application development and management lifecycle, enabling it to help clients leverage advanced technologies while extending the return on investment of existing technology.
     Focus on rigorous process and management disciplines, through its proprietary methodologies and best practices, enabling it to provide clients with consistent, high quality, and measurable results.
     Long-term client relationships, which create greater opportunities for recurring revenues through ongoing service delivery based on exposure to clients' business, technical and organizational requirements.

MARKETPLACE DRIVERS: The Company believes that there are significant opportunities for growth in the IT services industry, particularly in the application management, application development and consulting markets. Dataquest Incorporated, a market research firm, estimated the U.S. and European markets for service offerings such as Keane's at $116 billion and $80 billion, respectively, for 1999. Moreover, according to Dataquest Incorporated, expenditures on externally provided IT services in the areas of consulting, application development and integration, and IT/application management (Keane's core "plan, build, manage" service offerings) are among the industry's highest growth areas.

The Company believes that the following factors will continue to drive market growth in the IT services business served by Keane:

1. Increased Dependence on Information Technology: Globalization, deregulation, consolidation, and the rapid pace of change have increased reliance on information technology. Companies are applying technology to bring products to market first or faster, integrate key business processes to improve quality and reduce costs, and improve customer service. Enterprises are using outsourcing strategies to enable them to achieve business-driven IT initiatives.

2. IT Changing the Basis of Industry Competition: Advances in new technology, especially the Internet, are enabling companies to fundamentally change the basis of competition within industries. Products and services can be delivered to customers in innovative ways, and the costs associated with delivering these products and services can be significantly different. Companies must have a proactive IT strategy to achieve a competitive advantage in this environment.

3. Organizational Focus on Core Competencies: The intense competition and rapid change characteristics of many industries have led senior management to concentrate on their core competencies in order to compete more effectively. Businesses are consequently outsourcing more frequently, especially IT services.

4. The Growing Challenges of Managing Corporate IT Organizations: The IT environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems (including meeting Year 2000 compliance requirements) and finding skilled staff in a limited pool of qualified IT professionals. Advisory services and outsourcing solutions enable companies to implement operations improvements, achieve faster time to market of new technology, gain control over existing software assets and strategic development initiatives.

5. The Growing Trend toward Reengineering IT Organizations: With the growing acceptance of IT as a critical business asset and the internal pressures experienced within IT organizations, executive managers are increasingly seeking ways to make IT more effective. Similar to the reengineering efforts undertaken in other parts of the business in recent years, executives are now focusing on improving processes and performance in IT. Outsourcing to a firm with proven methodologies and performance metrics enables these organizations to implement world-class processes and systematically target improvement objectives.

BUSINESS STRATEGY: Keane believes that the IT pressures companies are experiencing, together with requirements to reduce costs, decrease cycle times, and adapt quickly to changing market dynamics, is causing companies to focus on achieving significant improvements in their IT organizations. Those service providers best able to deliver reliable and quantifiable business benefit and results -- i.e., on-time, within budget and according to technical specifications, business requirements and targeted performance metrics -- will appeal to organizations focused on using outsourcing as a strategic business tool. Moreover, service providers with the critical mass and infrastructure to operate and grow efficiently have a competitive advantage in servicing client needs. In an effort to achieve profitable growth in this environment, Keane is increasing market share with both new and existing clients while deriving an increasing portion of its business from large-scale, multiyear projects with large organizations. The key elements of the Company's growth strategy are described below.

1. Increase Concentration of Core Solutions Business: The Company is focusing on large, Keane-managed business within its core "plan, build and manage" service offerings. These opportunities include consulting, application development, application management, migration services (including Year 2000 compliance services), call center management and enterprise healthcare information solutions. Keane believes its full range of services parallel the overall spending patterns in the IT services market, in which clients are turning to service providers for assistance in planning, building and managing business-driven IT initiatives. In addition, it believes that providing one type of service positions it for follow-on business in its other core services. Growth of Keane's core services continued to increase during the year, representing 76% of total revenue for 1998, up from 66% in 1997.

2. Build Long-Term Strategic Partnerships with Clients: The Company also seeks to build long-term strategic partnerships with its clients. The Company believes that its branch office structure, which consists of local branches located near clients, assists Keane in developing an intimate understanding of its clients' business, IT and organization requirements. This enables Keane to offer knowledgeable, highly responsive solutions to clients, and to do so more cost-effectively than many of its competitors. Keane enjoys a strong recurring revenue rate, demonstrating its ability to respond to client needs on an ongoing basis with client satisfaction. One way Keane is extending its client relationships is by growing business with its large base of Year 2000 clients. Keane has been leveraging its market share by helping these clients with other IT services. As of the end of 1998, Keane sold over $700 million in other services to its Year 2000 project clients, up from over $262 million at the end of 1997. Keane's strategy is to leverage its increased client base by introducing and delivering its other strategic services to new Year 2000 clients where possible.

3. Achieve Critical Mass and Strengthen Its Services Portfolio: Growing market share and achieving critical mass in each market it serves are fundamental to the Company's strategy. Keane accomplishes this by growing the organization and expanding its service offerings to meet the demands of its clients.

     Critical Mass Strategy: Keane defines its critical mass objectives on three
     -----------------------
     levels: at the account, at the branch, and at the enterprise. By reaching critical mass objectives in each of these three areas, Keane seeks to strengthen client partnerships through a strong local presence, achieve economies of scale by spreading costs across a broad revenue base, and implement continuous improvements by investing in its methodologies and infrastructure.

     Critical mass at the account level is measured by revenues generated by individual clients. Keane targets clients with potential to generate more than $1 million in revenues annually primarily through delivery of large project and multiyear outsourcing engagements. This strategy enables Keane to sell and deliver services more cost-effectively and provides Keane with a more predictable revenue stream. In 1998, the number of clients from which the Company generated $1 million or more each increased 75% from 1997.

     Critical mass at the branch level equates with being one of the two largest IT services firms in that market and having the depth and breadth of managerial, sales and technical capability to deliver complex solutions locally. Reaching branch-level critical mass objectives produces the local presence Keane relies on to strengthen client partnerships. Keane measures critical mass progress at the branch level according to growth in revenues per branch. In 1998, the average revenues generated by each of Keane's branches increased 25% from 1997. Finally, critical mass at the enterprise level can be measured by the Company's annual revenue growth rate, which has been 44% compounded over the last five years.

     Overseas Expansion: In addition, in 1998, Keane expanded into the European
     -------------------
     marketplace, establishing Keane Ltd operations in the United Kingdom through the acquisition of Icom Systems Ltd. Overseas operations are a significant step in Keane's critical mass objectives, affording Keane a foothold in the U.K. market while strengthening its ability to support the needs of its global customers.

     Acquisition Strategy: Keane's acquisition strategy, to a large extent, has
     ---------------------
     been the strategy used to quickly increase the company's critical mass, strengthen its presence in existing markets and establish a strong presence in new regions. Recently, acquisitions have also been used to strengthen Keane's ability to provide clients with a full-service solution across the "plan, build, and manage" application life-cycle. For example, Keane's acquisition of Bricker & Associates, Inc. in June 1998 provided the company with strong management consulting capabilities. Likewise, the acquisition of Fourth Tier, Inc. in October 1998 provides Keane with credentials in the Customer Relationship Management market. Keane believes marketing services throughout the "plan, build, and manage" application life-cycle is synergistic.

     The Company has demonstrated a capacity to complete acquisitions and to successfully integrate the acquired companies into its operations. Keane believes this ability is a competitive advantage in a consolidating market, and will continue to evaluate appropriate acquisition opportunities. In 1998, the Company completed five acquisitions. Since July 1986, Keane has completed 22 acquisitions of companies with annual revenues at the time of acquisition ranging from approximately $1 million to approximately $170 million. In identifying potential acquisition candidates, the Company seeks firms with client profiles, geographic markets, technical capabilities and corporate cultures similar or complementary to its own. Because the IT services industry is highly fragmented, the Company expects that there will continue to be suitable acquisition opportunities, although competition for these acquisitions has been intense and will likely intensify further.

     The Company's ability to expand successfully by acquisitions depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The Company competes for acquisition candidates with other entities, some of whom have greater financial resources than the Company. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increased purchase prices. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully combined with those of the Company in a timely manner. These integration activities require substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on Keane's revenues and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's operations and financial results. To support these needs, Keane has a Director of Mergers and Acquisitions overseeing due-diligence and other acquisition-related requirements, and it uses its Knowledge Management resources to facilitate the smooth integration of newly acquired organizations.

4. Continuously Strengthen Keane's Infrastructure: A strong infrastructure is required to successfully sell and execute large and complex projects. Keane's infrastructure encompasses a series of corporate practices, the Company's delivery methodologies, and such internal processes as sales, recruiting and management operations. This infrastructure--the processes, expertise and competencies that make up the Company and its value proposition--are all supported by investment in organizational training and knowledge management processes and technologies. Keane believes that the investment made in all of these areas, combined with its emphasis on accumulating and disseminating organizational experience, enhances the ability of the Company to accommodate aggressive growth, attract and retain superior technical and managerial talent, and consistently deliver high-quality solutions to its clients. Below is a summary of key activities in strengthening Keane's infrastructure.

     Corporate Practices and Industry Focus: To help clients derive greater
     ---------------------------------------
     value from IT, Keane continues to formalize corporate practices in its core services and along its industry lines. Keane's core practices include operations improvement consulting, custom application development, customer relationship management, data warehousing/business intelligence, e-solutions (application solutions that leverage web-based technologies), application management outsourcing and call center outsourcing. Through its Corporate Practices, Keane is also leveraging the expertise and best practices it has developed serving banking, insurance, manufacturing, utilities, high technology, healthcare, telecommunications, and government clients. These clients are each facing unique business challenges stemming from such forces as deregulation, consolidation, changing currencies, and new competitors. The strategic use of IT, together with innovation in processes and organization, enables clients to gain competitive strength in this environment.

     Keane's earliest industry focus is in the healthcare industry, where it offers clients an enterprisewide solution that spans both its full range of services and its industry-leading suite of healthcare information systems. Keane expects its Healthcare Solutions Practice will continue to grow in importance as healthcare organizations address ongoing mergers and shifts in regulations, and demand grows for an integrated healthcare delivery system. While many of Keane's competitors in this arena are just beginning to focus on IT services, Keane has a well-established presence in the IT services market as well as a comprehensive product offering through its Healthcare Solutions Practice. To leverage this competitive strength, Keane intends to continue integrating its products and services, drawing on its experience serving the industry since 1975, its operational improvement capabilities, and its demonstrated ability to move clients to CMM Level 3.

     Methodologies:  All of Keane's services are based on the application of
     --------------
     rigorous processes and management disciplines. The Company captures these processes, as well as its organizational experience, in its methodologies. The underlying management principles within these methodologies are embodied in Productivity Management, Keane's approach to managing projects which has evolved over the last 33 years from actual delivery experience. Methodologies enable the Company to improve productivity and predictability in its services. As a result, Keane invests in improving its existing methodologies and introducing new methodologies as needed. In 1998, Keane introduced its Customer Relationship Management methodology (its CRM Framework), which addresses how Keane delivers enterprise-wide solutions that help clients plan, build and manage application solutions to support and integrate such processes as sales, marketing and customer service.

     Training and Knowledge Management: Keane also invests in training at all
     ----------------------------------
     levels of the organization. To Keane, training offers an effective means of sharing the company's organizational knowledge, building critical job skills, and fostering the development of company culture. In addition, Keane supports a Knowledge Management program. This program is an integrated system of people, processes, and technology focused on capturing and sharing organizational knowledge and best practices, while filling critical knowledge voids. Keane's Knowledge Management program is tied closely to its organizational learning teams, training organization, and quality assurance practice. This unique integration provides a powerful learning continuum, which allows Keane to leverage the value of its companywide experience and deliver solutions faster, better, and more efficiently.

MARKETING, SALES AND CLIENTS: Keane markets its services and software products through its direct sales force, which is based in its branch offices. Keane's sales representatives are assigned to a limited number of accounts so they can develop an in-depth understanding of each client's individual needs and form strong client relationships. These representatives are responsible for ensuring that clients receive responsive service and that Keane's software solutions achieve client objectives.

Keane focuses its marketing efforts on organizations with significant IT budgets and recurring software development and outsourcing needs. While Keane performs work for companies in most major industries and for state and federal governments, most of the Company's revenue is derived from organizations within the following industry groups: manufacturing, financial services (including banking and insurance services businesses), government, software, energy, healthcare, telecommunications, public utilities, and retail/consumer organizations. Organizations in each of these industries are highly information-dependent and use mission-critical information systems as a competitive advantage. Projects and services for these industry groups address both front office (e.g. sales, marketing and customer service) and back office (e.g., human resources, billing and logistics) processes, organization, and technology. For instance, projects for manufacturing clients may involve factory floor operations, materials management, order processing, accounting and computer operating systems development and support. Typical development projects for financial services firms include applications for mutual fund analysis, fund tracking, stock transfer, customer information, commercial and consumer loans, cash distribution, accounting and human resource systems. Insurance company projects include such applications as claims processing, agency management, coordination of benefits and subrogation, pension, premium and loss reporting, accounting, compensation and benefits systems. Projects for healthcare clients include applications for accounting, patient registration and scheduling, and other patient care and clinical functions.

The following table sets forth a list of selected clients for which the Company provided services in 1998:


     3M Corporation                      Baylor Health Care System
     Aldus Corp.                         Bell Atlantic
     American Express Co., Inc.          British Airways
     Ameritech                           Cargill
     AT&T Corporation                    Carrier
     Bose Corporation                    CIGNA Corporation
     BankBoston Corporation              Cincinnati Bell Telephone
     Baxter Healthcare Corporation       Department of Justice

     Discover Card                       McDonald's Corporation
     Eastman Kodak Company               McKesson Corporation
     Elf Atochem North America           Microsoft Corporation
     EMC Corporation                     Miller Brewing
     Exxon Corporation                   National Assn. of Security Dealers
     Fidelity                            Northern Mutual Life Insurance
     Farmers Insurance Group             Northern Telecom, Inc.
     First Bank                          The Pillsbury Company
     General Electric Company            Princess Cruise Lines
     GTE Data Service Incorporated       Procter & Gamble Company
     Guardian Life Insurance             The Putnam Companies, Inc.
     Hoffmann-La Roche, Inc              Reader's Digest Association, Inc.
     International Business              Robert Wood Johnson Hospital
       Machines Corporation              SD Warren
     J.D. Edwards                        Transquest
     Jewel Food Stores, Inc.             U.S. Customs
     Johns Hopkins Hospital              Whirlpool Corporation
     Liberty Mutual Insurance Co.

The Company has historically derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. Keane's five largest clients accounted for approximately 25% and 19% of the Company's total revenues during the years ended December 31, 1997 and 1998, respectively. The Company's two largest clients during 1997 and 1998 were IBM and various organizations within the Federal Government. IBM accounted for approximately 10% and 6% of the Company's total revenues for 1997 and 1998, respectively, and various organizations within the Federal Government accounted for approximately 5% of the Company's total revenues in each of 1997 and 1998. A significant decline in revenues from IBM or the Federal Government could have a material adverse effect upon the Company's total revenues. With the exception of IBM and the Federal Government, no single client accounted for more than 5% of the Company's revenues during the three years ended December 31, 1998.

In accordance with industry practice, nearly all of the Company's orders are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to the business. The Company had orders at December 31, 1998 of approximately $900 million, in comparison to orders of approximately $636 million at December 31, 1997.

YEAR 2000: Among the services that the Company provides are assessment, planning, migration/remediation, testing services and independent verification and validation for Year 2000 compliance. In 1998, Keane was recognized by Gartner Group as one of the top three service providers in this market. The Company has devoted significant resources to services that address the Year 2000 problem and believes the demand for these services will continue through 1999 and, to a lesser degree, into 2000 and beyond. Although the Company believes that the demand for its services relating to the Year 2000 problem will continue to exist after the Year 2000, this demand will diminish significantly over time and will eventually disappear. Keane's strategy is to leverage and build on its leadership position in Year 2000 compliance services. The Company's leadership in this market has enabled it to significantly increase market share, gain visibility with client executives, and expand its reputation for delivering large, mission-critical projects. These are all important advantages in positioning Keane to meet clients' current needs for application management and development. As reflected in its sales performance, Keane has been effective in leveraging this success by introducing Year 2000 clients to its other strategic services. As of the end of 1998, Keane cross-sold more than $700 million of non-Year 2000 services to its Year 2000 customers, up from more than $262 million as of the end of 1997.

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

BRANCH OFFICES: Keane provides services through its network of branch offices located in major metropolitan areas in the United States, Canada and the United Kingdom. Branch offices are responsible for providing marketing, software planning, analysis, design, implementation and maintenance services for clients within assigned geographic territories. Each of these offices has the necessary technical resources and management depth to service its targeted area. Each office is led by a resident managing director and has one or more client sales representatives, service delivery managers, staffing and employee development managers and personnel recruiters. In 1998, the average revenues generated by each of Keane's branches was $20 million, which is up 25% from 1997. Keane believes a strong local presence and capability enable it to provide clients with highly responsive, cost-effective service and dependable results, and provide employees with an attractive work environment with minimal travel demands.

Keane's branch offices are afforded the benefits of being part of a large organization with many resources. Keane's knowledge sharing resources and corporate practices, for instance, enable the Company to learn from its experience at one branch and refine and leverage that experience at other locations. Keane's infrastructure is designed to capture and then continuously improve software planning, development and management processes. Frequently, branches transfer personnel from other branches with expertise within a specific technology, application or industry.

EMPLOYEES: On December 31, 1998, Keane had 10,537 employees, including 9,493 technical staff whose services are billable to clients.

The Company believes that its future success will depend in part on its continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. Accordingly, Keane devotes significant resources to its Human Resources Department, including a staff of over 125 recruiters.
The Company's current employees are also a valuable recruiting tool. During 1998, approximately 28% of the Company's new billable employees were referred to the Company by existing personnel. There can be no assurance that the Company will be able to continue to attract and retain personnel necessary for the development of its business.

The Company generally does not have employment contracts with its key employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION: The IT services market is highly competitive and characterized by continual change and improvement in technology. The market is fragmented, and no company holds a dominant position. Consequently, the Company's competition for client assignments and experienced personnel varies significantly from city to city. The Company believes it is among the 10 largest custom software services firms serving the commercial market in the United States.

The Company's competition also varies by the type of service provided. For large application development and outsourcing projects, the Company competes with consulting divisions of large public accounting firms, such as Andersen Consulting, as well as companies such as Electronic Data Systems Corporation and IBM Global Services. For systems implementation and maintenance, the Company often competes with small, local firms, as well as large international firms, including Analysts International Corp., Cap Gemini America, Computer Horizons Corporation, Computer Sciences Corporation, and Computer Task Group, Inc. For management consulting engagements, the Company competes with large public accounting firms, McKinsey and Booz-Allen & Hamilton. In the healthcare software systems market, Keane competes with such companies as Shared Medical Systems, HBOC/McKesson, and MEDITECH, Inc. The Company believes its well-established presence in the IT services market as well as its comprehensive product offering is a significant competitive differentiator in serving the healthcare market. Some of these competitors are larger and have greater financial resources than the Company. In addition, clients may seek to increase their internal IT resources to satisfy their custom software development needs.

The Company believes that the bases for competition in the IT services industry include the ability to compete cost-effectively, develop strong client relationships, generate recurring revenues, use comprehensive delivery methodologies and achieve organizational learning by implementing standardized operational processes. The Company believes that it competes favorably with respect to these factors. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.


ITEM 2.  PROPERTIES

The principal executive office of the Company is located at Ten City Square, Boston, Massachusetts 02129, in an approximately 34,000 square foot office building which is owned by City Square Limited Partnership. Several of the Company's officers, directors and shareholders are limited partners of this partnership. See Item 13 -- "Certain Relationships and Related Transactions." At December 31, 1998, the Company leased and maintained sales and support offices in more than 50 locations in the United States and three locations in the United Kingdom. The aggregate annual rental expense for the Company's sales and service offices was approximately $13,433,000 in 1998. The aggregate annual rental expense for all of the Company's facilities was approximately $16,111,000 in 1998. For additional information regarding the Company's lease obligations, see Note K of "Notes to Consolidated Financial Statements. "

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.


ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in litigation and various legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes these litigation matters are without merit and intends to defend these matters vigorously.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY: The executive officers and directors of the Company are as follows:


NAME                           AGE   POSITION
----                           ---   --------

John F. Keane(1)               67    Chief Executive Officer, President,
                                     Director
John F. Keane, Jr.             39    Office of the President, Executive Vice
                                     President, Director
Brian T. Keane                 38    Office of the President, Executive Vice
                                     President, Director
Edward H. Longo                55    Senior Vice President
Raymond W. Paris               61    Vice President  Healthcare Solutions
                                     Practice
Wallace A. Cataldo             49    Vice President, Finance and Administration
Renee Southard                 44    Vice President  Human Resources
Philip J. Harkins(1)(2)        51    Director
Winston R. Hindle, Jr.(1)(2)   68    Director
John F. Rockart(1)(2)          67    Director
Robert A. Shafto(1)(2)         63    Director
__________________________________

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

All Directors hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. The Company has no standing nominating committee. Officers of the Company serve at the discretion of the Board of Directors.

Mr. John Keane, the founder of the Company, has been Chief Executive Officer, President and a director of the Company since the Company's incorporation in March 1967. Prior to joining the Company, Mr. Keane worked for IBM's Data Processing Division and was employed as a consultant by Arthur D. Little, Inc., a Cambridge, Massachusetts management consulting firm. Mr. Keane is also a director or Firstwave Technologies, Inc. and EG&G, Inc.

Mr. John Keane, Jr. joined the Company in 1987 and was appointed Executive Vice President and a member of the Office of the President in September 1997. Prior to this role, Mr. Keane had been Senior Vice President since December 1996.
From December 1994 to December 1996, he was an Area Vice President. From January 1994 to December 1994, Mr. Keane served as a Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. Mr. Keane has been a director of the Company since May 1998. John Keane, Jr. is a son of John Keane, the founder, President, Chief Executive Officer and a director of the Company, and a brother of Brian Keane.

Mr. Brian Keane joined the Company in 1986 and was appointed Executive Vice President and a member of the Office of the President in September 1997. Prior to this role, Mr. Keane had been Senior Vice President since December 1996.
From December 1994 to December 1996, he was an Area Vice President. From July 1992 to December 1994, Mr. Keane served as a Business Area Manager and from January 1990 to July 1992, he served as a Branch Manager. Mr. Keane has been a director of the Company since May 1998. Brian Keane is a son of John Keane, the founder, President, Chief Executive Officer and a director of the Company, and a brother of John Keane, Jr.

Mr. Longo joined the Company in March 1980 and has been Senior Vice President since December 1994. From January 1993 to December 1994, he was Vice President, Eastern Region. From May 1987 to January 1993, he was Vice President of the New England area. From June 1986 to May 1987, he was an Area Manager.

Mr. Paris joined the Company in November 1976. Mr. Paris became Area Manager of the Healthcare Solutions Practice in 1981 and has served as Vice President and General Manager of the Healthcare Solutions Practice since August 1986.

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

Mr. Hindle has been a director since February 1995. Mr. Hindle is currently retired. From September 1962 to July 1994, Mr. Hindle served as a Vice President and, subsequently, Senior Vice President of Digital Equipment Corporation. Mr. Hindle is also a director of CP Clare Corporation and Mestek, Inc.

Dr. Rockart has been a director since the Company's incorporation in March 1967. Dr. Rockart has been a Senior Lecturer at the Alfred J. Sloan School of Management of the Massachusetts Institute of Technology since 1974, and has been the Director of The Center for Information Systems Research since 1976. Dr. Rockart is also a director of ComShare Inc.

Mr. Shafto has been a director since July 1994. Mr. Shafto is currently retired. From January, 1998 to April, 1998, Mr. Shafto was Chairman of New England Financial. Through December 31, 1997, he was Chairman, Chief Executive Officer and President of New England Life Insurance Company, an insurance and investment firm which he joined in 1972 as Second Vice President for Computer Systems Development and Information Systems. Mr. Shafto was named President and Chief Operating Officer of New England Life Insurance Company in 1989 and assumed the position of Chief Executive Officer in January 1992. He was elected to the office of Chairman of New England Life Insurance Company effective July 1, 1993.

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

PART II
-------

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The Company's authorized capital stock consists of 200,000,000 shares of Common Stock, $.10 par value per share; 503,797 shares of Class B Common Stock, $.10 par value per share; and 2,000,000 shares of Preferred Stock, $.01 par value per share. As of March 12, 1999, there were 71,363,755 shares of Common Stock outstanding and held of record by approximately 3,197 stockholders; 285,213 shares of Class B Common Stock outstanding and held of record by approximately 127 stockholders; and no shares of Preferred Stock outstanding.

On October 9, 1998, the Company privately issued 915,571 shares of Keane, Inc. Common Stock in exchange for all of the outstanding capital stock of Fourth Tier, Inc., a privately-held provider of enterprise relationship management services. Such issuance was made pursuant to the exemption provided for private offerings in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.


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

As of March 12, 1999, the Class B Common Stock represented less than 1% of the Company's outstanding equity, but had approximately 4% of the combined voting power of the Company's outstanding Common Stock and Class B Common Stock. The substantial voting rights of the Class B Common Stock may make the Company less attractive as the potential target of a hostile tender offer or other proposal to acquire the stock or business of the Company and render merger proposals more difficult, even if such actions would be in the best interests of the holders of the Common Stock.

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

                          Stock Price

                                     High     Low
                                     ----     ---

             1998
             First Quarter          $56.50  $35.25
             Second Quarter          59.00   42.75
             Third Quarter           60.94   36.00
             Fourth Quarter          39.94   28.12

             1997
             First Quarter          $18.56  $14.88
             Second Quarter          29.35   15.06
             Third Quarter           34.47   27.06
             Fourth Quarter          40.69   26.88


The closing price of the Common Stock on the American Stock Exchange on March 12, 1999 was $26.94.

The Company has not paid any cash dividend since June 1986. The Company currently intends to retain all of its earnings to finance future growth and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's Articles of Organization restrict the ability of the Board of Directors to declare regular quarterly dividends on the Class B Common Stock.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                   First Quarter   Second Quarter    Third Quarter    Fourth Quarter
                                   -------------   --------------    -------------    --------------
Year Ended December 31, 1998

Total revenues                       $230,056          $266,904         $285,465          $293,773
Income before income taxes             38,300            42,402           48,314            45,140
Net income                             22,784            22,700           27,249            23,616
*Net income per share (basic)             .32               .32              .38               .33
*Net income per share (diluted)           .32               .31              .38               .33

Year Ended December 31, 1997

Total revenues                       $151,776          $163,301         $182,140          $209,584
Income before income taxes             18,580            21,092           23,106            25,305
Net income                             10,884            12,371           13,561            14,555
*Net income per share (basic)             .16               .18              .19               .21
*Net income per share (diluted)           .15               .17              .19               .20

*Adjusted to reflect the 2-for-1 stock split that was distributed on August 29, 1997 to shareholders of record as of August 14, 1997.

All amounts have been restated to reflect the acquisitions in 1998 of Bricker & Associates, Inc., Icom Systems Ltd and Fourth Tier, Inc., which were accounted for as poolings-of-interests.

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



Year Ended December 31,                1994           1995          1996         1997         1998
-----------------------------------------------------------------------------------------------------
Income Statement Data:

  Total revenues                      $351,346       $394,619      $505,982     $706,801   $1,076,198
  Operating income                      32,643         33,659        47,403       85,163      170,187
  Net income                            17,308         20,148        28,173       51,371       96,349
  Net income per share (basic)             .30            .30           .40          .73         1.36
  Net income per share   (diluted)         .29            .30           .40          .72         1.33
 *Weighted average common               57,964         67,036        69,780       70,096       71,053
   shares outstanding (basic)
 *Weighted average common               58,984         67,728        70,540       71,603       72,284
  shares and common share
  equivalents outstanding
  (diluted)
-----------------------------------------------------------------------------------------------------

Balance Sheet Data:
  Total assets                        $181,259       $198,191      $251,771     $329,176   $  457,560
  Total debt                            12,317          9,146        16,502        9,493        3,930
  Stockholders' equity                 145,915        169,526       201,768      257,037      363,784
  Book value per share                    2.20           2.53          2.89         3.65         5.10
  *Number of shares                     66,244         67,114        69,792       70,342       71,336
   outstanding
-----------------------------------------------------------------------------------------------------

Financial Performance:
  Total revenue growth                    95.2%          12.3%         28.2%        39.7%        52.3%
  Net margin                               4.9%           5.1%          5.6%         7.3%         9.0%
  Return on average equity                15.1%          12.8%         15.2%        22.4%        31.0%

*Adjusted to reflect the 2-for-1 stock split that was distributed on August 29, 1997 to shareholders of record as of August 14, 1997.

All amounts have been restated to reflect the acquisitions in 1998 of Bricker & Associates, Inc., Icom Systems Ltd and Fourth Tier, Inc., which were accounted for as poolings-of-interests.

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

RESULTS OF OPERATIONS, 1998 VS. 1997: The Company's revenue for 1998 was $1.08 billion, a 52.3% increase from $706.8 million in 1997. The increase in revenue was a result of strong growth generated by the Company's service offerings, and by five strategic acquisitions made during the year. The Company experienced the largest revenue growth in Year 2000 Compliance Services and Application Outsourcing. Year 2000 Compliance revenue increased 146.4% to $369.4 million, Application Outsourcing revenue increased 48.8% to $155.3 million and Application Development increased 32.8% to $130.1 million. IT Consulting increased 48.4% to $54.0 million, primarily as a result of the acquisition of Bricker & Associates, Inc. Help Desk revenue increased 25.5% to $49.2 million, Health Care Services and Sales increased 22.4% to $37.1 million, Supplemental Staffing revenue increased 13.5% to $263.9 million, and all other services increased 6.8% to $17.2 million.

The Company's largest revenue increase was from Year 2000 Compliance. Keane expects its Year 2000 revenues will gradually decrease over the next two years, but anticipates that revenues from Strategic Service offerings may increase as companies that have completed their Year 2000 Compliance projects are now able to concentrate on other strategic IT development projects.

Salaries, wages, and other direct costs for 1998 were $696.8 million, or 64.7% of revenue, compared to $469.4 million, or 66.4% of revenue for 1997, a decrease of 1.7%. This decrease as a percentage of revenue is due to the Company's ability to increase average billing rates by more than the increase in related technical salary costs, as a result of the increase in strategic services work being performed by the Company.

Selling, General, & Administrative ("SG&A") expenses for 1998 were $193.4 million or 18.0% of revenue, compared to $138.2 million or 19.5% of revenue in 1997, a decrease of 1.5% as a percentage of revenue. The Company's objective is to continue to reduce SG&A, as a percentage of revenue, by realizing the economies of scale associated with increasing revenue without proportionately increasing SG&A, investing in MIS to increase productivity, and continuing to implement cost saving programs such as national purchasing for volume purchase discounts in such areas as travel, office supplies, and computer equipment.

Amortization of goodwill and other intangible assets for 1998 was $7.7 million, or 0.7% of revenue, compared to $14.0 million, or 2.0% of revenue, in 1997. The decrease is primarily attributable to assets which were fully amortized at the end of 1997.

Merger costs for 1998 were $8.1 million as compared to $0 for 1997. This increase is the result of investment banking, legal, accounting and other professional fees associated with the acquisitions of Bricker & Associates, Inc., Icom Systems Ltd and Fourth Tier, Inc., which were all accounted for as poolings-of-interests.

Interest and other expenses for 1998 totaled $1.2 million, compared to $1.3 million in 1997. Interest and dividend income for 1998 totaled $5.2 million, compared to $4.2 million in 1997. The increase in interest and other related income can be attributed to the increase in investments, which grew to $77.5 million at year-end 1998 from $50.7 million at year-end 1997.

Pretax income for 1998 was $174.2 million, or 16.2% of revenue, up 97.7% from pretax income of $88.1 million, or 12.5% of revenue in 1997.

The Company's effective tax rate for 1998 was 44.7% compared to 41.7% in 1997. This increase is due to $8.1 million of merger costs that are not deductible for state and federal taxes and a one-time tax expense of $1.7 million as the result of the requirement to convert Fourth Tier, Inc. from cash to accrual basis for tax reporting.

Net income and earnings per share for 1998 were $96.3 million and $1.33 per share diluted, respectively, up 87.6% and 84.7%, respectively from $51.4 million and $.72 per share diluted, respectively, in 1997.

RESULTS OF OPERATIONS, 1997 VS. 1996: In 1997, revenue increased 39.7% to $706.8 million, from $506.0 million in 1996. This increase in revenue resulted from strong growth in each of the Company's service offerings, including Year 2000 application outsourcing, application development, helpdesk and IT consulting services. Year 2000 revenue increased 724% to $149.9 million, and application outsourcing revenue increased 114% to $104.4 million. Revenue from application development services increased 36% to $98.0 million. Helpdesk revenue increased 39% to $39.2 million. IT consulting services revenue increased 14% to $36.4 million. Other revenue increased 40% to $16.1 million. The Company believes that these revenue increases are attributable to a strong economy in which companies made substantial investments in their information systems. In addition, the Company generated new revenues in 1997 as a result of the Year 2000 compliance issue, which is requiring many large corporations to contract with outside service providers in order to achieve systems compliance by the Year 2000. Revenue from supplemental staffing services decreased 14% to $232.5 million. This decrease resulted from the Company's decision to de-emphasize supplemental staffing in 1997 in favor of strategic services, which, historically, produce higher margins than supplemental staffing. Revenue from the Company's Healthcare Solutions Practice increased to $30.3 million.

Salaries, wages, and other direct costs for 1997 were $469.4 million, or 66.4% of revenue, compared to $341.4 million, or 67.5% of revenue, for 1996, a decrease of 1.1%. This decrease as a percentage of revenue is due to the Company's ability to increase its average billing rates by more than the increase in related technical salary costs, which, in turn, is attributable to an increase in strategic services work being performed by the Company.

Selling, General, & Administrative ("SG&A") expenses for 1997 were $138.2 million, or 19.5% of revenue, compared to $104.5 million, or 20.6% of revenue, in 1996, a decrease of 1.1% as a percentage of revenue. The Company's objective is to continue to attempt to reduce SG&A, as a percentage of revenue, by realizing the economies of scale associated with increasing revenue without proportionately increasing SG&A, and to continue to implement cost saving programs in such areas as travel and employee benefits.

Amortization of goodwill and other intangible assets for 1997 was $14.0 million, or 2.0% of revenue, compared to $12.7 million, or 2.5% of revenue, in 1996.

Interest and other expenses for 1997 and 1996 totaled $1.3 million, respectively. Interest and other related income for 1997 totaled $4.2 million, compared to $2.7 million in 1996. The increase in interest and other related income can be attributed to the increase in investments.

Pretax income for 1997 was $88.1 million, or 12.5% of revenue, up 80.9% from pretax income of $48.7 million, or 9.6% of revenue, in 1996.

The Company's effective tax rate for 1997 was 41.7% compared to 42.2% in 1996. The effective tax rate reflects a combination of federal and state income taxes.

Net income and earnings per share for 1997 were $51.4 million and $.72 per share diluted, respectively, up 82.3% from $28.2 million and $.40 per share diluted, respectively, in 1996.

LIQUIDITY AND CAPITAL RESOURCES: The Company's cash and investments at December 31, 1998 increased to $129.2 million from $91.0 million at December 31, 1997. This increase was primarily attributable to net income, increased accounts payable and accrued expenses of approximtely $15.2 million, offset by increased accounts receivable of approximtely $73.9 million and expenditures associated with the adding and expanding of facilities to support the Company's growth of approximtely $16.7 million. In addition, the Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks for operations and acquisition opportunities.

Based on its current operating plan, the Company believes that its cash, cash equivalents and investments on hand, cash flows from operations and current available lines of credit will be sufficient to meet its working capital requirements for at least the next twelve months.

IMPACT OF INFLATION AND CHANGING PRICES: Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to the clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company was able to increase its billing rates over its increases in direct labor in 1998. This is due primarily to our increase in client strategic services in which competition is less and the quality of services commands higher rates.


YEAR 2000 ISSUES

OVERVIEW

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


STATE OF READINESS

Company Services and Products. Keane generally delivers services and not
-----------------------------
products to its customers. The Company believes that the services provided by its professionals to its customers are provided in a Year 2000 compliant manner.

Keane's Healthcare Solutions Practice develops, markets and sells software products. Certain of these products are not fully Year 2000 operable. Keane has advised its customer base for these products that it does not intend to offer Year 2000 compliant versions of these products and has encouraged them to migrate to new products offered by Keane that are Year 2000 ready. The Company anticipates that some customers will choose not to migrate to these products and will therefore terminate their relationship with Keane's Healthcare Solutions Practice. The exact amount of anticipated lost customers has not been determined. The Company believes that the revenue lost as a result of these events will be immaterial to its overall operations.

In addition to its own products, Keane markets certain third party software products through its Healthcare Solutions Practice. The Company is seeking assurances from the vendors of these products that all licensed software is Year 2000 compliant. The Company has received substantially all of these assurances in the first quarter of 1999.

Company Systems.  Keane has established a Year 2000 task force that has
---------------
completed its assessment of the Company's Information Technology-related ("IT-related") systems for the Year 2000 issue. For IT-related systems, the Company believes that most of the critical systems, including its accounting software, AS400 applications and payroll systems, are now Year 2000 compliant. However, Keane's Federal Systems subsidiary uses a software product for its accounting system that is not Year 2000 compliant. The vendor for this product has advised the Company that it plans to release a Year 2000 compliant upgrade for its product in the first quarter of 1999. The Company is in the process of replacing its billing software because the current software product is not Year 2000 compliant. The cost to replace this software is currently estimated to be approximately $500,000. Keane believes that the new software will be operational by the end of the first quarter of 1999.

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


Costs to Address Year 2000 Issues
---------------------------------

Keane anticipates that it will incur direct costs to modify or replace existing systems used by Keane in the operation of its business to ensure that all systems will be operable in the Year 2000, including the costs to replace its billing software described above. The Company believes that the total amounts spent by it to date and that it expects to spend in 1999 addressing the Year 2000 issue are not material.


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

Among the services that Keane provides are assessment, planning, migration/remediation and testing services for Year 2000 compliance. Keane has devoted significant resources to services that address the Year 2000 problem and believes the market for these services will decline as the Year 2000 approaches. Although Keane believes that the demand for its services relating to the Year 2000 problem will continue to exist after the Year 2000, this demand will diminish significantly over time and will eventually disappear.

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

Fluctuations in Operating Results.  Keane has experienced and expects to
---------------------------------
continue to experience fluctuations in its quarterly results. Keane's gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane's revenue in a particular quarter, including:

     general economic conditions which may influence investment decisions or cause downsizing;

     the number and requirements of client engagements;

     employee utilization rates;

     changes in the rates Keane can charge clients for services;

     acquisitions; and

     other factors, many of which are beyond Keane's control.

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


Risks Relating to Acquisitions.  In the past five years, Keane has grown
------------------------------
significantly through acquisitions. Since January 1, 1998, Keane has completed the acquisitions of Quantum Associates, Inc. d/b/a Omega Systems in Pittsburgh, Pennsylvania, GSE Erudite Systems in Salt Lake City, Utah, Bricker & Associates, Inc. in Chicago, Illinois, Icom Systems Ltd in Birmingham, England, Fourth Tier, Inc. in El Segundo, California, Emergent Corporation in San Mateo, California and Advanced Solutions Inc. in New York, New York. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering such opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. Also, even if a definitive agreement is reached, there is no assurance that any future acquisition will be completed.

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

Dependence on Personnel.  Keane believes that its future success will depend in
-----------------------
large part on its ability to continue to attract and retain highly-skilled technical and management personnel. The competition for such personnel is intense. Keane may not succeed in attracting and retaining the personnel necessary to develop its business. If Keane does not, its business, financial condition and result of operations could be materially adversely affected.

Highly Competitive Market.  The market for Keane's services is highly
-------------------------
competitive. The technology for custom software services can change rapidly. The market is fragmented, and no company holds a dominant position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are larger and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does Keane. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development needs.

Keane believes that in order to compete successfully in the software services industry it must be able to:

     compete cost-effectively;

     develop strong client relationships;

     generate recurring revenues;

     utilize comprehensive delivery methodologies; and

     achieve organizational learning by implementing standard operational processes.

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


Year 2000 Compliance; Risks Associated with Provision of Year 2000 Services.
---------------------------------------------------------------------------
Keane has reviewed its internal computer systems and has identified certain internal systems that are not Year 2000 compatible (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). Keane is in the process of correcting these systems or replacing them with Year 2000 compliant systems. Keane expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on Keane's financial condition or results of operations. There may, however, be a delay in, or increased costs associated with, the implementation of these changes. Keane's inability to implement changes could have a material adverse effect on Keane's business, financial condition or results of operations.

Among the services that Keane provides are assessment, planning, migration/remediation and testing services for Year 2000 compliance. Keane has devoted significant resources to services that address the Year 2000 problem and believes the market for these services will decline as the Year 2000 approaches. Although Keane believes that the demand for its services relating to the Year 2000 problem will continue to exist after the Year 2000, this demand will diminish significantly over time and will eventually disappear.

Keane's services addressing the Year 2000 problem involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against Keane, regardless of Keane's responsibility for the failure. Keane could incur substantial costs in connection with any resulting litigation, regardless of the outcome.

International Operations.  In August 1998, Keane commenced operations in the
------------------------
United Kingdom with its acquisition of Icom Systems Ltd, now known as Keane Limited. Keane's international operations will be subject to political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period to period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on its investments, which would affect the carrying value of those investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page(s)


Report of Independent Accountants................................  24


Consolidated Balance Sheets as of December 31, 1997 and 1998.....  25

Consolidated Statements of Income
for the Years Ended December 31, 1996, 1997 and 1998.............  26

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1996, 1997 and 1998.....................  27

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1996, 1997 and 1998...........................  28

Notes to Consolidated Financial Statements....................... 29-38

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Keane, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                              /s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 1999

KEANE, INC. CONSOLIDATED BALANCE SHEETS

December 31,                                                 1997             1998
------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
Assets
Current:
         Cash and cash equivalents                         $ 40,276         $ 51,696
         Short term investments                               6,607            6,165
         Accounts receivable, net:
         Trade                                              157,921          229,457
         Other                                                2,041            1,573
         Prepaid expenses and other current assets           10,729           23,376
                                                           --------         --------
         Total current assets                               217,574          312,267

Long term investments                                        44,139           71,368
Property and equipment, net                                  23,613           29,973
Intangible assets, net                                       35,825           35,714
Other assets, net                                             8,025            8,238
                                                           --------         --------
                                                           $329,176         $457,560
                                                           ========         ========
Liabilities
Current:
         Accounts payable                                  $ 22,709         $ 20,222
         Accrued expenses and other liabilities              13,191           30,647
         Accrued compensation                                23,691           25,429
         Notes payable                                        6,927            1,000
         Accrued income taxes                                 3,055           13,548
         Current capital lease obligations                      822              954
                                                           --------         --------
         Total current liabilities                           70,395           91,800

Long-term portion of capital lease obligations                1,379            1,976
Notes payable                                                   365              ---

Commitments and contingencies (Note K)

Stockholders' Equity
Preferred stock, par value $.01, authorized
         2,000,000 shares, issued none
Common stock, par value $.10, authorized
         200,000,000 shares, issued and outstanding
         70,361,354 in 1997 and 71,363,272 in 1998            7,036            7,136
Class B common stock, par value $.10, authorized
         503,797 shares, issued and outstanding
         286,615 in 1997 and 285,303 in 1998                     29               29
Additional paid-in capital                                   97,680          109,606
Foreign currency translation                                   (372)            (764)
Retained earnings                                           155,077          250,546
Less treasury stock at cost, 305,615 shares of Common
 Stock in 1997 and 313,064 shares of Common Stock in 1998    (2,413)          (2,769)
                                                           --------         --------
Total stockholders' equity                                  257,037          363,784
                                                           --------         --------

                                                           $329,176         $457,560
                                                           ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,                        1996             1997               1998
---------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total revenues                                       $  505,982       $  706,801       $  1,076,198

Salaries, wages and other direct costs                  341,434          469,433            696,752
Selling, general and administrative expenses            104,481          138,168            193,438
Amortization of goodwill and other intangible assets     12,664           14,037              7,701
Merger costs                                                                 ---              8,120
                                                     ----------       ----------         ----------
Operating income                                         47,403           85,163            170,187

Interest and dividend income                              2,676            4,212              5,189
Interest expense                                            602              244                163
Other expenses, net                                         741            1,048              1,057
                                                     ----------       ----------         ----------

Income before income taxes                               48,736           88,083            174,156

Provision for income taxes
                                                         20,563           36,712             77,807
                                                     ----------       ----------         ----------

Net income                                           $   28,173       $   51,371         $   96,349
                                                     ==========       ==========         ==========
Net income per share (basic)                         $     0.40       $     0.73         $     1.36
                                                     ==========       ==========         ==========
Net income per share (diluted)                       $     0.40       $     0.72         $     1.33
                                                     ==========       ==========         ==========

Weighted average common shares outstanding (basic)       69,780           70,096             71,053
                                                     ==========       ==========         ==========
Weighted average common shares and common share
equivalents outstanding (diluted)                        70,540           71,603             72,284
                                                     ==========       ==========         ==========


The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



For the Years Ended
December 31, 1996, 1997 and 1998
----------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                   Class B
                                       Common Stock              Common Stock      Additional
                                    -----------------         -----------------      Paid-in
                                    Shares     Amount         Shares     Amount      Capital
-------------------------------------------------------------------------------------------------
Balance December 31, 1995          67,129,584   $6,713      288,258      $29          $88,683

Common Stock issued under             929,307       93                                  3,380
  stock option and employee
  purchase plans
Stock issued by pooled              1,751,116      175
  companies
Conversions of Class B Common             645                  (645)
  Stock into Common Stock
Income tax benefit from stock
  option plans                                                                            583
Other comprehensive income
Treasury Stock purchase
Dividends paid to shareholders
Net income
                                  ---------------------------------------------------------------
Balance December 31, 1996          69,810,652    6,981      287,613       29           92,646

Common Stock issued under             549,704       55                                  4,006
  stock option and employee
  purchase plans
Conversions of Class B Common             998                  (998)
  Stock into Common Stock
Income tax benefit from stock                                                           1,028
  option plans
Other comprehensive income
Dividends paid to shareholders
Net income
                                  ---------------------------------------------------------------
Balance December 31, 1997          70,361,354    7,036      286,615       29           97,680

Pooling of interests with Omega
  (Note N)
Common Stock issued under             769,795       77                                  6,191
  stock option and employee
  purchase plans
Issuance  of common stock for         230,811       23                                    (23)
  business acquisitions
Merger expenses paid by
  shareholders                                                                          1,571
Conversions of Class B Common           1,312                (1,312)
  Stock into Common Stock
Income tax benefit from stock
  option plans                                                                          4,187
Other comprehensive income
Dividends paid to shareholders
Net income
                                  ---------------------------------------------------------------
Balance December 31, 1998          71,363,272   $7,136      285,303      $29         $109,606
                                  ===============================================================


                                                    --------
                                                    Treasury
                                                     Stock
                                Foreign             --------           Total
                                Currency            at Cost            Stock-
                                Trans-    Retained  --------           holders'
                                lation    Earnings   Shares   Amount   Equity
-------------------------------------------------------------------------------
Balance December 31, 1995        ($42)    $ 76,555  (304,314) ($2,412) $169,526

Common Stock issued under
   stock option and employee
   purchase plans                                                         3,473
Stock issued by pooled
  companies                                                                 175
Conversions of Class B Common
  Stock into Common Stock                                                     -
Income tax benefit from stock
  option plans                                                              583
Other comprehensive income         (3)                                       (3)
Treasury Stock purchase                               (1,301)      (1)       (1)
Dividends paid to shareholders                (158)                        (158)
Net income                                  28,173                       28,173
                               -------------------------------------------------

Balance December 31, 1996         (45)     104,570  (305,615)  (2,413)  201,768

Common Stock issued under                                                 4,061
   stock option and employee
   purchase plans
Conversions of Class B Common                                                 -
  Stock into Common Stock
Income tax benefit from stock                                             1,028
  option plans
Other comprehensive income       (327)                                     (327)
Dividends paid to shareholders                (864)                        (864)
Net income                                  51,371                       51,371
                               ------------------------------------------------

Balance December 31, 1997        (372)     155,077  (305,615)  (2,413)  257,037

Pooling of interests with Omega                589                          589
  (Note N)
Common Stock issued under                             (7,449)    (356)    5,912
   stock option and employee
   purchase plans
Issuance  of common stock for                                                 -
  business acquisitions
Merger expenses paid by                                                   1,571
  shareholders
Conversions of Class B Common                                                 -
  Stock into Common Stock
Income tax benefit from stock                                             4,187
  option plans
Other comprehensive income       (392)                                     (392)
Dividends paid to shareholders              (1,469)                      (1,469)
Net income                                  96,349                       96,349
                               ------------------------------------------------
Balance December 31, 1998       ($764)    $250,546  (313,064) ($2,769) $363,784
                               ================================================


The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                           1996           1997           1998
------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Cash Flows From Operating Activities:
                                                                                      C>
Net income                                                $ 28,173       $ 51,371       $ 96,349
Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization                              20,551         22,659         21,018
 Deferred income taxes                                      (4,267)        (6,896)       (10,553)
 Provision for doubtful accounts                             3,621          3,391          5,332
 Loss (gain) on sale of property and equipment                 (18)            14             25
 Non-cash interest on long-term debt                           380            197            ---
 Tax benefit from stock options                                583          1,028          4,187
 Changes in assets and liabilities, net of acquisitions:
 (Increase) in accounts receivable                         (22,377)       (59,993)       (73,854)
 (Increase) in prepaid expenses and other assets              (220)          (451)        (1,995)
 Increase in accounts payable and accrued
    expenses and other liabilities                          12,843         29,098         15,228
 Increase (decrease) in income taxes payable                 5,410         (3,990)        10,493
                                                          --------       --------       --------

Net cash provided by operating activities                   44,679         36,428         66,230
                                                          --------       --------       --------

Cash Flows From Investing Activities:
Purchase of investments                                    (34,586)       (60,080)       (97,592)
Sale of investments                                         15,675         39,577         70,805
Purchase of property and equipment                          (5,842)       (17,502)       (16,740)
Proceeds from the sale of property and equipment               308            519            385
Payments for acquisitions                                     (747)           ---         (9,150)
                                                          --------       --------       --------

Net cash (used for) investing activities                   (25,192)       (37,486)       (52,292)
                                                          --------       --------       --------

Cash Flows From Financing Activities:
Payments under long-term debt, net                          (3,302)        (4,161)        (7,292)
Principal payments under capital lease obligations          (1,158)          (921)        (1,240)
Proceeds from issuance of common stock                       3,474          4,061          7,483
Dividends paid                                                (158)          (864)        (1,469)
                                                          --------       --------       --------

Net cash (used for) financing activities                    (1,144)        (1,885)        (2,518)

Net increase (decrease) in cash and cash equivalents        18,343         (2,943)        11,420
Cash and cash equivalents at beginning of year              24,876         43,219         40,276
                                                          --------       --------       --------
Cash and cash equivalents at end of year                  $ 43,219       $ 40,276       $ 51,696
                                                          ========       ========       ========

Supplemental information:
Income taxes paid                                         $ 18,241       $ 45,922       $ 68,540

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

As described in Note N, during 1998 the Company completed five acquisitions. Four of the acquisitions were accounted for as poolings-of-interests and one was accounted for as a purchase. The accompanying financial statements and notes have been restated for all periods presented for the three material pooling-of-interests acquisitions.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NATURE OF OPERATIONS: The Company provides management and information technology
(IT) consulting, application software development and integration, application management, and call center management services to corporations, government agencies, and healthcare facilities. The Company serves its clients through a series of corporate practices that support the Company's network of branch offices in the major markets of the U.S., Canada, and the United Kingdom. This delivery structure allows the Company to provide clients with world-class capabilities of the entire Company on a responsive and cost-effective local level. The Company primarily provides services to Fortune 1000 companies.

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

The Company provides services to multiple General Electric (GE) and International Business Machines (IBM) locations. The Company believes that each GE and IBM location served by the Company is essentially autonomous. Each location contracts separately for its services and each contract involves different projects. Aggregate revenues for GE totaled approximately $28 million, $29 million and $31 million in 1996, 1997 and 1998, respectively. Aggregate revenues for IBM totaled approximately $55 million, $70 million and $66 million in 1996, 1997 and 1998, respectively.

FOREIGN CURRENCY TRANSLATION: For the Company's subsidiaries in Canada and England, the Canadian dollar and British pound, respectively, are the functional currencies. All assets and liabilities of the Company's Canadian and English subsidiaries are translated at exchange rates in effect at the end of the period. Income and expenses are translated at rates that approximate those in effect on transaction dates. The translation differences are charged or credited directly to the translation adjustment account included as part of stockholders' equity. Realized foreign exchange gains and losses are included in other income (expense).

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents at December 31, 1998 included investments in commercial paper ($41.2 million), municipal bonds ($1.0 million) and money market funds ($1.1 million). Cash equivalents at December 31, 1997 included investments in commercial paper ($22.0 million), corporate bonds ($4.3 million) and money market funds ($2.3 million).

FINANCIAL INSTRUMENTS: The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the company's debt obligations approximates their carrying value. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments and trade receivables. The Company's cash, cash equivalents and investments are held with financial institutions with high credit standings. The Company's customer base consists of geographically disperse customers in several different industries, therefore concentration of credit risk with respect to trade receivables is not considered significant.

INVESTMENTS:  Investments are stated at fair value as reported by the investment
custodian.   The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Investments are currently designated as available-for-sale, and as such, unrealized gains and losses are reported in a separate component of stockholders' equity. At December 31, 1997 and 1998, the market value of these investments approximated cost.

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Repair and maintenance costs are charged to expense. Depreciation is computed on a straight-line basis over estimated useful lives of 25 to 40 years for buildings and improvements, and 3 to 5 years for office equipment, computer equipment and software. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the term of the lease. Upon disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

INTANGIBLE ASSETS: Intangible assets consist principally of goodwill, the excess of the purchase price over the appraised fair value of assets acquired in acquisitions, and acquired customer-based intangibles, noncompetition agreements, and software initially recorded at fair value. Intangibles are amortized on a straight-line basis over 14 or 15 years for goodwill and 3 to 15 years for other intangibles. At each reporting date, management assesses whether there has been a permanent impairment in the value of its long-term assets and the amount of such impairment by comparing anticipated undiscounted future operating income from acquired business units with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

The Company capitalized approximately $0.5 million of computer software development costs during 1996. There were no costs capitalized in 1997 or 1998. Costs are amortized over the expected life of the product, approximately 5 years, upon release.

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


B.  INVESTMENTS

At December 31, 1998, the Company's investments included obligations of the U.S. Government ($33.6 million), municipal bonds ($10.9 million), corporate pass throughs ($12.8 million) and corporate bonds ($20.2 million). At December 31, 1997, the Company's investments included obligations of the U.S. Government ($11.8 million), municipal bonds ($7.6 million), mortgage pass throughs ($9.6 million), corporate bonds ($19.7 million) and commercial paper ($2.0 million). Contractual maturities at December 31, 1998 were $6.1 million due within one year and $71.4 million due after one through five years. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. There was no gain or loss, based on a specific identification basis, realized on the sale of available for sale securities during the years ended December 31, 1996, 1997 and 1998.

C.  ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of $4.9 million and $8.1 million at December 31, 1997 and 1998, respectively. The provisions charged to the statement of operations were $3.6 million, $3.3 million and $5.3 million in 1996, 1997, and 1998, respectively, and write-offs against the allowances were $1.7 million, $2.1 million and $2.1 million in 1996, 1997, and 1998, respectively.


D.  PROPERTY AND EQUIPMENT
(IN THOUSANDS)

Property and equipment consist of the following:


                                      December 31,
                                      1997      1998
                                    -------    -------
Buildings and improvements          $   772    $   772
Office equipment                     38,467     50,191
Computer equipment and software       5,517      8,946
Leasehold improvements                5,301      7,387
                                    -------    -------
                                     50,057     67,296

Less accumulated depreciation
 and amortization                    26,444     37,323
                                    -------    -------

                                    $23,613    $29,973
                                    =======    =======

Depreciation expense totaled $7,887, $8,622 and $13,317 in 1996, 1997 and 1998, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $1,628 and $1,510, with accumulated amortization totaling $1,263 and $1,030, at December 31, 1997 and 1998, respectively.


E.  INTANGIBLE ASSETS
(IN THOUSANDS)

Intangible assets consist of the following:

                                   December 31,
                                  1997       1998
                                  ----       ----
Goodwill                        $23,695    $23,695
Noncompetition agreements        22,203      2,268
Customer-based intangibles       37,915     44,501
Software                          8,089      5,618
Other                             1,208        273
                                -------    -------
                                 93,110     76,355
Less accumulated amortization    57,285     40,641
                                -------    -------
                                $35,825    $35,714
                                =======    =======

F.  ACCRUED EXPENSES AND OTHER LIABILITIES
    (IN THOUSANDS)

Accrued expenses and other liabilities consist of the following:

                                    December 31,
                                 1997        1998
                                 ----        ----
Deferred savings and profit
 sharing plan                  $ 3,156     $ 5,250
Accrued employee benefits        2,100       3,412
Employee stock withholdings        936       4,265
Accrued payroll taxes              609       6,164
Accrued rent obligations         1,299       2,130
Other                            5,091       9,426
                               -------     -------
                               $13,191     $30,647
                               =======     =======

G.  CAPITAL LEASE OBLIGATIONS
(IN THOUSANDS)

The Company finances certain equipment through capital leases. At December 31, 1998, future minimum lease payments under noncancelable capital leases, together with the present value of minimum lease payments, are summarized below:

Year ending December 31, 1999                   $1,044
Year ending December 31, 2000                    1,017
Year ending December 31, 2001                      782
Year ending December 31, 2002                      564
                                                ------

Total minimum payments                           3,407
Less amount representing future interest           477
                                                ------

Present value of net minimum payments            2,930
Less current portion                               954
                                                ------

Long-term portion of capital lease payments     $1,976
                                                ======

H.  NOTES PAYABLE

In conjunction with the Company's acquisition of GSE Erudite Software, Inc. on April 20, 1998, the Company issued a $1.0 million dollar note payable due one year from the purchase date.

At December 31, 1997, Icom Systems Ltd., had $3.9 million of outstanding debt, which was paid during 1998.

I.  CAPITAL STOCK

In May 1998, the stockholders approved an amendment to the Company's Articles of Organization increasing the number of shares of Common Stock authorized for issuance to 200,000,000 shares.

The Company has three classes of share capital: Preferred Stock, Common Stock and Class B Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock generally vote as a single class with holders of Common Stock but are entitled to 10 votes for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption price or prices and liquidation preferences, of any series of Preferred Stock, and to fix the number of shares of any such series. The Common Stock and Class B Common Stock have equal liquidation and dividend rights except that any regular quarterly dividend declared shall be $.05 per share less for holders of Class B Common Stock.
Class B Common Stock is nontransferable, except under certain conditions, but may be converted into Common Stock on a share-for-share basis at any time. Conversions to common stock totaled 645, 998 and 1,312 shares in 1996, 1997 and 1998, respectively. Shares of common stock reserved for conversions totaled 285,303 at December 31, 1998.


J.  STOCK OPTION, STOCK PURCHASE, COMPENSATION AND RETIREMENT PLANS

STOCK OPTION PLANS: The Company has three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation," in 1996 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996, 1997 and 1998 would have been reduced to the pro forma amounts indicated below:


                                   Years Ended December 31,
                                 1996       1997         1998
                           ----------------------------------------
                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net income - as reported       $ 28,173   $ 51,371    $ 96,349
Net income - pro forma           27,379     49,386      91,020
Net income per share -
 as reported (diluted)              .40        .72        1.33
Net income per share -
 pro forma (diluted)                .39        .69        1.26


The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

The fair market value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 4.5 years in 1996 and 4.0 years in 1997 and 1998, expected volatility of 37% in 1996 , 41% in 1997 and 47% in 1998, a dividend yield of 0% and risk-free interest rates between 4.22-6.70%.

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

The 1998 Stock Incentive Plan provides for grants of stock options for up to 2,000,000 shares of the Company's Common Stock to employees, officers and directors of, and consultants and advisors to, the Company. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. The Company may grant options that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("incentive stock options") or nonstatutory options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions not intended to qualify as incentive stock options.

The weighted-average fair value of options granted under both Plans during the years ended December 31, 1996, 1997 and 1998 was $2.45, $8.40 and $14.73,
respectively.

Transactions under the Companys' stock option plans are as follows:

                                                    Weighted
                                     Common          Average
                                      Stock       Exercise Price
                                    ---------     --------------
Outstanding at December 31, 1995    1,793,469          $ 4.00
  Granted                             799,630            5.92
  Exercised                          (346,434)           3.15
  Canceled/Expired                   (128,000)           4.29
                                    ---------
Outstanding at December 31, 1996    2,118,665            4.84
  Granted                             575,432           19.91
  Exercised                          (413,004)           3.73
  Canceled/Expired                    (93,998)           6.83
                                    ---------
Outstanding at December 31, 1997    2,187,095            8.93
  Granted                             953,789           34.15
  Exercised                          (782,577)           4.21
  Canceled/Expired                   (120,247)          18.80
                                    ---------
Outstanding at December 31, 1998    2,238,060          $20.80

The following table summarizes information about stock options that were outstanding at December 31, 1998:

                                         Options Outstanding                     Options Exercisable
                           ------------------------------------------------    --------------------------
                                         Weighted Average
                                            Remaining
         Range of            Number        Contractual      Weighted Average    Number      Weighted Average
      Exercise Prices      Outstanding        Life           Exercise Price   Exercisable    Exercise Price
      ---------------      -----------  ------------------  ----------------  -----------   ----------------
     $ 0.04  -  $ 5.19      322,740        1.3 years             $ 4.70         154,283          $   4.17
     $ 5.42  -  $ 7.25      472,987        2.1 years             $ 6.02          60,337          $   6.06
     $ 7.35  -  $15.06      361,333        3.0 years             $14.46               -                 -
     $15.32  -  $28.19      145,250        4.6 years             $27.70               -                 -
     $30.69  -  $38.38      822,250        4.3 years             $33.97          36,844           $ 32.58
     $43.50  -  $55.63      113,500        3.9 years             $44.41               -                 -
                           ---------
     $ 0.04  -  $55.63    2,238,060        3.2 years             $20.80         251,464            $ 9.16

STOCK PURCHASE PLANS: The Company's 1983 Restricted Stock Purchase Plan provides for grants of 2,025,000 shares of Common Stock to be made to key employees at the discretion of the compensation committee of the Board of Directors. No grants were issued during 1996 through 1998. At December 31, 1998, 1,377,760 shares remained available for future grants. Restrictions on the sale or transfer of shares lapse three years after the date of grant. As grants are issued, deferred compensation equivalent to the market value at the date of grant, less $.10 per share of the purchase price, is amortized to compensation expense over the three-year vesting period. The amount of amortization for 1996 and 1997 was $54 and $47, respectively. There was no amortization in 1998.

The Company's 1992 Employee Stock Purchase Plan provides for the purchase of 2,550,000 shares of Common Stock by qualifying employees at a purchase price of 85% of the market value of the stock on the purchase date. During 1996, 1997 and 1998, participants in this plan purchased 257,776, 136,700 and 72,832 shares, respectively. Shares available for future purchases totaled 1,234,032 at December 31, 1998.

COMPENSATION PLANS: During 1988, the Company established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 1996, 1997 and 1998 approximated $4,224, $6,661 and $9,505, respectively.

DEFERRED SAVINGS AND PROFIT SHARING PLAN: During 1984, the Company established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 15% of their salary to the plan. The Company makes discretionary contributions to the plan based on a percentage of contributions made by the eligible employees and profits of the Company. The Company's contributions vest after the employee has completed 42 months of service and for 1996, 1997 and 1998 amounted to approximately $705, $3,156 and $4,818, respectively.


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

The Company leases additional office space and apartments under operating leases, some of which may be renewed for periods up to five years, subject to increased rentals. Rental expense for all of the Company's facilities amounted to approximately $11.6 million in 1996, $13.0 million in 1997 and $16.1 million in 1998. The Company is committed to minimum annual rental payments under all leases of approximately $17.7 million in 1999, $14.9 million in 2000, $13.0 million in 2001, $10.7 million in 2002, $7.2 million in 2003 and an aggregate of $8.8 million from 2004 to 2006.

The Company is involved in litigation and various legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes these litigation matters are without merit and intends to defend these matters vigorously.


L.  INCOME TAXES

The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

The provision for income taxes consists of the following:


                   Years Ended December 31 ,
                1996         1997           1998
             ----------------------------------------
                         (IN THOUSANDS)

Current:
  Federal     $19,936        $35,236        $ 67,740
  State         4,830          8,161          15,499
  Foreign          64            211           5,121
              -------        -------        --------
   Total       24,830         43,608          88,360

Deferred:
  Federal      (3,948)        (7,073)         (7,626)
  State          (255)           251          (2,717)
  Foreign         (64)           (74)           (210)
              -------        -------        --------
   Total       (4,267)        (6,896)        (10,553)
              -------        -------        --------
              $20,563        $36,712        $ 77,807
              =======        =======        ========

A reconciliation of the statutory income tax provision with the effective income tax provision is as follows:

                                    Years Ended December 31,
                                 1996         1997        1998
                                -----------------------------
                                       (IN THOUSANDS)
Federal income taxes at 35%      $17,058    $30,829     $60,955
State income taxes,                2,996      5,164       8,307
  net of federal tax benefit
Merger related costs                   -                  2,916
Tax credits                         (130)       (35)          -
Other, net                           639        754       5,629
                                 -------    -------     -------
                                 $20,563    $36,712     $77,807
                                 =======    =======     =======

The components of the net deferred tax assets and liabilities are as follows:

                                     Years Ended December 31,
                                         1997        1998

                                          (IN THOUSANDS)
Current:
 Allowance for doubtful accounts
  and other reserves                   $   5,476    $14,206
 Employee medical benefits                  (374)      (367)
 Accrued expenses                            397        946
                                       ---------  ---------
Total current assets                   $   5,499    $14,785
                                       =========  =========

Long-term:
 Customer based intangibles            $  (5,478)   $(4,980)
 Amortization of intangible assets        11,118     11,913
 Accrued rents                                70          -
 Depreciation and other                       73        117
                                       ---------  ---------
Long-term assets (liabilities)         $   5,783    $ 7,050
                                       =========  =========

The current component is included in prepaid expenses and other current assets on the balance sheet. The long-term component is included in the other assets on the balance sheet.


M.  RESEARCH AND DEVELOPMENT

Research and development expenses included in SG&A were approximately $4.1 million, $2.9 million and $3.5 million in 1996, 1997 and 1998, respectively.


N.  BUSINESS ACQUISITIONS

In February 1998, the Company acquired all outstanding shares of Omega Systems, a privately held IT services company in exchange for approximately 190,000 shares of Keane common stock. The transaction was accounted for as a pooling-of-interests. Acquired net assets of approximately $800,000 have been recorded at historical amounts. Prior periods were not restated due to immateriality, and accordingly, results of operations have been included since the date of acquisition.

On April 30, 1998, the Company purchased substantially all of the assets of GSE Erudite Software, Inc. The aggregate purchase price of this acquisition was approximately $9.8 million. The acquisition was accounted for by the purchase method of accounting. Accordingly, the assets acquired, including primarily customer-based intangibles and noncompetition agreements have been recorded at their fair values at the date of acquisition. The customer-based intangibles and noncompetition agreements are being amortized on a straight-line basis over periods ranging from three to five years.

On June 1, 1998, the Company completed its acquisition of Bricker &
Associates, Inc. ("Bricker"), an operations improvement consulting firm, under an Agreement and Plan of Merger by and among the Company, Beta Acquisition Corp. and Bricker, whereby the Company agreed to acquire all of the outstanding capital stock and options of Bricker in exchange for approximately 2,336,196 million shares of Keane, Inc. common stock (the "merger"). The merger has been accounted for as a pooling-of-interests.

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

                                           Three months ended
                                   March 31, 1998         March 31, 1997
                                   --------------       ------------------
                                            (IN THOUSANDS)
Revenue
     Keane, Inc.                       $209,162              $141,110
     Bricker & Associates, Inc.           5,800                 3,191
                                       --------              --------
Combined revenue                       $214,962              $144,301
                                       ========              ========

Net income
     Keane, Inc.                       $ 19,080              $  9,848
     Bricker & Associates, Inc.           1,846                   168
                                       --------              --------
Combined net income                    $ 20,926              $ 10,016
                                       ========              ========


  On August 4, 1998, the Company acquired the issued and outstanding capital stock of Icom Systems Ltd ("Icom"), parent company of Icom Solutions Limited, a privately-held provider of information technology business solutions in Birmingham, England, and issued or reserved for issuance approximately 894,500 shares of Keane common stock in connection with the acquisition, 835,545 of which were issued in exchange for shares of Icom capital stock which Keane acquired at the closing of the transaction, and up to approximately 58,955 of which will be issuable upon the exercise of options to acquire shares of Keane common stock that Keane issued in exchange for certain options to acquire shares of Icom capital stock held by the Icom optionholders. The merger has been accounted for as a pooling-of-interests.

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

                                         Six months ended
                                  June 30, 1998   June 30, 1997
                                  -------------   -------------
                                         (IN THOUSANDS)
Revenue
     Keane, Inc.                    $465,655          $299,795
     Icom Systems Ltd.                25,861            12,746
                                    --------          --------
Combined revenue                    $491,516          $312,541
                                    ========          ========
Net income
     Keane, Inc.                    $ 41,594          $ 21,450
     Icom Systems Ltd.                 1,697               425
                                    --------          --------
Combined net income                 $ 43,291          $ 21,875
                                    ========          ========

  On October 9, 1998 the Company acquired all of the outstanding capital stock of Fourth Tier, Inc. ("Fourth Tier"), a privately-held provider of enterprise relationship management consulting services based in Los Angeles, California, in exchange for 915,571 shares of Keane, Inc. common stock. The merger has been accounted for as a pooling-of-interests.

During the quarter ended December 30, 1998, the Company incurred a $2.1 million charge to operations to reflect investment banking, legal, accounting and other professional fees associated with the Fourth Tier transaction. In addition, an additional charge for $1.7 million as a result of the requirement to convert Fourth Tier, Inc. from cash to accrual basis for tax reporting.

Revenue and net income of the combined entities for the nine-month period prior to the merger and the corresponding period in the prior year are presented in the following table. Prior to the acquisition, there were no intercompany transactions between the two companies.

                                         Nine months ended
                                September 30, 1998   September 30, 1997
                                ------------------   ------------------
                                           (IN THOUSANDS)
Revenue
     Keane, Inc.                   $772,056               $492,895
     Fourth Tier, Inc.               10,369                  4,322
                                   --------               --------
Combined revenue                   $782,425               $497,217
                                   ========               ========

Net income
     Keane, Inc.                   $ 68,568               $ 34,637
     Fourth Tier, Inc.                4,205                  2,179
                                   --------               --------
Combined net income                $ 72,773               $ 36,816
                                   ========               ========


O.  BANK DEBT

In July 1995, the Company secured a $20 million demand line of credit from two banks, which expires in May of 1999. Borrowings will bear interest at the bank's base rate (the prime rate). There were no borrowings under either line during 1997 or 1998.


P.  EARNINGS PER SHARE

A summary of the Company's calculation of earnings per share is as follows:

                                                       Years Ended December 31,
                                               1996              1997               1998
                                               ----              ----               ----
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income                               $    28,173            $51,371            $96,349
Weighted average number
 of common shares
  outstanding used in calculation
    of basic earnings per share               69,780             70,096             71,053

Incremental shares from the assumed
 exercise of dilutive stock options              760              1,507              1,231
                                         -----------        -----------        -----------
Weighted average number of common
 shares outstanding used in
  calculation of diluted earnings
   per share                                  70,540             71,603             72,284
                                         ===========        ===========        ===========
Earnings per share
   Basic                                 $       .40        $       .73        $      1.36
                                         ===========        ===========        ===========
   Diluted                               $       .40        $       .72        $      1.33
                                         ===========        ===========        ===========

For the period ending December 31, 1998, there were 120,000 options for common stock, which were excluded because they were anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 1999 (the "1999 Proxy Statement") under the caption "Election of Directors."


ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Certain Related Party Transactions."

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements
       --------------------

The following consolidated financial statements are included in Part II, Item 8:

                                                                Page(s)

Report of Independent Accountants...............................   24

Consolidated Balance Sheets as of December 31, 1997 and 1998....   25

Consolidated Statements of Income
For the Years Ended December 31, 1996, 1997 and 1998............   26

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1996, 1997 and 1998............   27

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996, 1997 and 1998............   28

Notes to Consolidated Financial Statements......................  29-38


(b)  Exhibits
     --------

The Exhibits set forth in the Exhibit Index are filed as part of this Annual Report.


(c) Reports on Form 8-K
    -------------------

The Company filed the following current Reports on Form 8-K during the three-month period ended December 31, 1998:

     i. Current Report on Form 8-K, dated September 30, 1998, reaffirming that there were no known issues with respect to the Company's business outlook.
     ii. Current Report on Form 8-K, dated October 6, 1998, announcing agreement to acquire Fourth Tier, Inc.
     iii. Current Report on Form 8-K, dated October 9, 1998, announcing the acquisition of Fourth Tier, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KEANE, INC.
                                   (Registrant)



                                   /s/ John F. Keane
                                   -----------------
                                   By:  John F.  Keane
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:      March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ John F. Keane             March 26, 1999       /s/ Wallace A. Cataldo            March 26, 1999
-----------------             --------------       ----------------------            --------------
                              Date                  Wallace A. Cataldo               Date
John F. Keane                                       Vice President - Finance and
President,                                          Administration
Chief Executive Officer                             (Principal Financial Officer)
and Director                                        (Principal Accounting Officer)
(Principal Executive Officer)

/s/ Brian T. Keane            March 26, 1999        /s/ John F. Keane, Jr.           March 26, 1999
------------------            --------------        ----------------------           --------------
Brian T. Keane                                      John F. Keane, Jr.               Date
Director                                            Director

/s/ John F. Rockart           March 26, 1999        /s/ Robert A. Shafto             March 26, 1999
------------------            --------------        ----------------------           --------------
                              Date                  Robert A. Shafto                 Date
John F. Rockart                                     Director
Director

/s/ Philip J. Harkins         March 26, 1999        /s/ Winston R. Hindle, Jr.          March 26, 1999
------------------            --------------        ----------------------           --------------
Philip J. Harkins             Date                  Winston R. Hindle, Jr.           Date
Director                                            Director


Exhibit Index
-------------

3.1 Articles of Organization of the Registrant, as amended, are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration
        Statement on Form S-3 (File No. 33-85206).

3.2 Articles of Amendment to Registrant's Articles of Organization, effective as of May 29, 1998.

3.3 By-Laws of the Registrant, as amended, are incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

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

*10.9   1998 Equity Incentive Plan is incorporated herein by reference to
        Exhibit 10 to the Company's Registration Statement on Form S-8 (File No.
        333-56119), as filed with and declared effective by the Commission on June 5, 1998.

*10.10  1992 Employee Stock Purchase Plan is incorporated herein by reference to
        Exhibit 10.10 to the 1992 Form 10-K.

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

10.14  Documents relating to the Demand Lines of Credit with Shawmut Bank, N.A.
       and the First National Bank of Boston (the "Banks") are incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995:

(a) Demand Money Market Promissory Note dated as of May 1, 1995, in the amount of $10,000,000, between the Registrant and Shawmut Bank.

(b) Loan Agreement dated July 20, 1995, in the amount of $10,000,000, between the Registrant and Bank of Boston.

21.     Schedule of Subsidiaries of the Registrant.............................................,...  Ex 21-1

23.     Consent of PricewaterhouseCoopers LLP......................................................  Ex 23-1

27.1    Restated Financial Data Schedule for the year ended December 31, 1996......................  Ex 27-1

27.2    Restated Financial Data Schedule for the three months ended March 31, 1997.................  Ex 27-2

27.3    Restated Financial Data Schedule for the six months ended June 30, 1997....................  Ex 27-3

27.4    Restated Financial Data Schedule for the nine months ended September 30, 1997..............  Ex 27-4

27.5    Financial Data Schedule for the year ended December 31, 1997...............................  Ex 27-5

27.6    Restated Financial Data Schedule for the three months ended March 31, 1998.................  Ex 27-6

27.7    Restated Financial Data Schedule for the six months ended June 30, 1998....................  Ex 27-7

27.8    Restated Financial Data Schedule for the nine months ended September 30, 1998..............  Ex 27-8

27.9    Financial Data Schedule for the year ended December 31, 1998...............................  Ex 27-9
