Form 10-Q
period 1999-03-31
KEANE INC
filed 1999-05-14
CIK 54883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 1999 Commission File Number 1-7516

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

                             Yes [X]     No [ ]

As of March 31, 1999, the number of issued and outstanding shares of Common Stock (excluding 315,893 shares held in treasury) and Class B Common stock are 71,387,924 and 285,213 shares, respectively.

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months ended
March 31, 1999 and 1998 ..............................................       3

Consolidated Balance Sheets as of March 31, 1999 and
December 31, 1998 ....................................................       4

Consolidated Statements of Cash Flows for the three months ended
March 31, 1999 and 1998 ..............................................       5

Notes to Unaudited Financial Statements ..............................       6

Management's Discussion and Analysis of Financial Condition and
Results of Operations ................................................       8

Part II - Other Information ..........................................      15

Signature Page .......................................................      16

Keane, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                                             (In thousands except per share amounts)
                                                                   Three months ended March 31,
                                                                        1999          1998
                                                                      --------      --------
Total revenues                                                        $285,004      $230,056

Salaries, wages and other direct costs                                 183,894       149,570
Selling, general and administrative expenses                            49,583        41,518
Amortization of goodwill and other intangible assets                     1,976         1,644
                                                                      --------      --------


     Operating income                                                   49,551        37,324

Interest and dividend income                                             1,835         1,212
Interest expense                                                          --              49
Other expenses, net                                                        239           187
                                                                      --------      --------

     Income before income taxes                                         51,147        38,300

Provision for income taxes                                              20,969        15,516
                                                                      --------      --------

     Net income                                                       $ 30,178      $ 22,784
                                                                      ========      ========

Net income per share (basic)                                          $    .42      $    .32
                                                                      ========      ========
Net income per share (diluted)                                        $    .42      $    .32
                                                                      ========      ========

Weighted average common  shares outstanding (basic)                     71,553        70,611
                                                                      ========      ========
Weighted average common and common share equivalents outstanding
(diluted)                                                               72,392        72,062
                                                                      ========      ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                             (In thousands)
                                                     March 31, 1999  December 31, 1998
                                                     --------------  -----------------
Assets
Current:
         Cash and cash equivalents                      $  49,875       $  51,696
         Short term investments                             2,857           6,165
         Accounts receivable, net:
           Trade                                          255,487         229,457
           Other                                            5,431           1,573
         Prepaid expenses and other current assets         18,154          23,376
                                                        ---------       ---------
                  Total current assets                    331,804         312,267

Long-term investments                                      76,131          71,368
Property and equipment, net                                29,372          29,973
Intangible assets, net                                     37,103          35,714
Other assets, net                                           8,584           8,238
                                                        ---------       ---------
                                                        $ 482,994       $ 457,560
                                                        =========       =========
Liabilities
Current:
         Accounts payable                               $  18,104       $  20,222
         Accrued expenses and other liabilities            15,822          30,647
         Accrued compensation                              24,656          25,429
         Notes payable                                      1,500           1,000
         Accrued income taxes                              20,213          13,548
         Current capital lease obligations                    930             954
                                                        ---------       ---------
                  Total current liabilities                81,225          91,800

Long-term portion of capital lease obligations              1,959           1,976

Stockholders' Equity
Common stock                                                7,171           7,136
Class B common stock                                           29              29
Additional paid-in capital                                115,372         109,606
Foreign currency translation                                 (622)           (764)
Retained earnings                                         280,724         250,546
Less treasury stock                                        (2,864)         (2,769)
                                                        ---------       ---------
                  Total stockholders' equity              399,810         363,784
                                                        ---------       ---------
                                                        $ 482,994       $ 457,560
                                                        =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Statements of Cash Flows



                                                                                (In thousands)
                                                                          Three Months ended March 31,
Cash flows from Operating Activities:                                         1999           1998
                                                                            --------       --------
Net Income                                                                  $ 30,178       $ 22,784
Adjustments to reconcile net income to net cash used for
  operating activities:
         Depreciation and amortization                                         5,845          4,288
         Deferred income taxes                                                (1,473)        (1,706)
         Provision for doubtful accounts                                      (1,968)         1,632
     Changes in assets and liabilities, net of acquisitions:
         Increase in accounts receivable                                     (27,393)       (46,110)
         Decrease in prepaid expenses and other assets                         6,510            564
         Decrease in accounts payable and accrued expenses and other
           liabilities                                                       (18,116)        (1,830)
         Increase in income taxes payable                                      6,665         13,691
                                                                            --------       --------

         Net cash provided by (used for) operating activities                    248         (6,687)
                                                                            --------       --------

Cash flows from Investing Activities:
         Purchase of investments                                             (17,828)       (17,653)
         Sale of investments                                                  16,373         12,874
         Purchase of property and equipment                                   (3,100)        (4,724)
         Proceeds from the sale of property and equipment                          2              5
         Payments for current acquisitions                                    (3,181)          (295)
                                                                            --------       --------

         Net cash used for investing activities                               (7,734)        (9,793)
                                                                            --------       --------

Cash flows from Financing Activities:
         Payments under long-term debt                                          --           (2,850)
         Principal payments under capital lease obligations                      (41)           (87)
         Proceeds from issuance of common stock                                5,706          2,472
         Dividends paid                                                         --             (210)
                                                                            --------       --------

         Net cash provided by (used for) financing activities                  5,665           (675)
                                                                            --------       --------

         Net (decrease) in cash and cash equivalents                          (1,821)       (17,155)
         Cash and cash equivalents at beginning of period                     51,696         40,276
                                                                            --------       --------
         Cash and cash equivalents at end of period                         $ 49,875       $ 23,121
                                                                            ========       ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report") and should be read in conjunction with the disclosures therein. All financial figures are in thousands of dollars, except per share amounts. Prior period amounts have been restated to conform to current year presentation.

          In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

          During 1998, the Company completed five acquisitions. Four of the acquisitions were accounted for as poolings-of-interests and one was accounted for as a purchase. The accompanying financial statements and notes have been restated for all periods presented for the three material pooling-of-interests acquisitions.

Note 2. Computation of Earnings Per Share for quarters ending March 31, 1999 and 1998.

                                                   Three Months Ended March 31,
                                                         1999         1998
                                                       -------      -------
          Net income                                   $30,178      $22,784

          Weighted average number of
          common shares outstanding used in
          calculation of basic earnings per share       71,553       70,611

          Incremental shares from the assumed
          exercise of dilutive stock options               839        1,451

          Weighted average number of
          common shares outstanding used in
          calculation of diluted earnings per
          share                                         72,392       72,062

          Earnings per share

              Basic                                    $   .42      $   .32
                                                       =======      =======

              Diluted                                  $   .42      $   .32
                                                       =======      =======

Keane, Inc. and Subsidiaries
Notes to Unaudited Financial Statements

Note 3.  Intangible assets consist of the following:   3/31/99     12/31/98

                    Goodwill                           $27,060      $23,695
                    Noncompetition agreements            1,000        2,268
                    Customer-based intangibles          44,436       44,501
                    Software                             2,534        5,618
                    Other                                 --            273
                                                       -------      -------
                                                        75,030       76,355
                    Less accumulated amortization       37,927       40,641
                                                       -------      -------
                                                       $37,103      $35,714
                                                       =======      =======

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

Results of Operations

The Company's revenue for the first quarter of 1999 was $285.0 million, a 23.9% increase from $230.1 million in the first quarter of 1998. Commencing with the first quarter of 1999, Keane intends to categorize its information technology revenue as either plan, build or manage. First quarter 1999 revenue from the Company's planning services was $26.1 million, up 36.6% from planning services revenue for the first quarter last year of $19.1 million. Plan revenue is primarily comprised of management consulting revenue focused on operations improvements. First quarter 1999 revenue from the Company's build services was $81.0 million, a 35.7% increase from the first quarter 1998 revenue of $59.7 million. Build revenue primarily consists of implementing e-solutions, Customer Relationship Management systems, data-warehousing services, application development and licensing and implementing the Company's proprietary suite of hospital application products. First quarter 1999 revenue from the Company's manage services was $171.9 million, up 13.6% from the first quarter 1998 manage revenue of $151.3 million. Manage revenue primarily consists of application outsourcing, help desk and application maintenance and support. Of the Company's' first quarter 1999 manage revenue, Year 2000 compliance services totaled $80.0 million in the first quarter of 1999 compared to $74.4 million in the first quarter of 1998. The Company expects its Year 2000 compliance revenue to gradually decrease over the next two years, but anticipates that revenue from the Company's other strategic service offerings will increase as companies that have completed their Year 2000 compliance projects will be able to concentrate on other strategic IT development needs. All other revenue for the first quarter of 1999 totaled $6.0 compared to $0 for the first quarter last year.

Salaries, wages and other direct costs for the first quarter of 1999 were $183.9 million, or 64.5% of revenue, compared to $149.6 million, or 65.0% of revenue, for the first quarter of 1998, for a 0.5% decrease as a percentage of revenue. This decrease as a percentage of revenue was primarily due to the Company's ability to increase its billing rates over its increases in direct labor costs in 1999. This is due primarily to the Company's increase in client strategic services in which competition is less and the quality of services commands higher billing rates.

Selling, General & Administrative ("SG&A") expenses for the first quarter of 1999 were $49.6 million, or 17.4% of revenue, compared to $41.5 million, or 18.0% of revenue, for the first quarter last year, for a 0.6% decrease as a percentage of revenue. The Company's objective is to continue to reduce SG&A, as a percentage of revenue, by realizing economies of scale, investing in MIS to increase productivity, and continuing to implement cost saving programs such as national purchasing for volume purchase discounts in such areas as travel, office supplies, and computer equipment.

Amortization of goodwill and other intangible assets for the first quarter of 1999 was $2.0 million, or 0.7% of revenue, compared to $1.6 million, or 0.7% of revenue in the first quarter of 1998. The increase in amortization was attributable to the increase in intangible assets as a result of the acquisition of GSE Erudite in April 1998.

Interest and dividend income totaled $1.8 million for the first quarter of 1999, compared to $1.2 million for the same period last year. The increase in interest and dividend income can be attributed to an increase in investments. Interest and other expenses for the first quarter of each of 1999 and 1998 totaled $0.2 million.

Pre-tax income for the first quarter of 1999 was $51.1 million, or 17.9% of revenue, up 33.5% from pre-tax income of $38.3 million, or 16.6% of revenue, in the first quarter of 1998.

The Company's effective tax rate for the first quarter of 1999 was 41.0% compared to 40.5% for the first quarter of 1998.

Net income and earnings per share for the first quarter of 1999 were $30.2 million and $0.42 per share diluted, respectively, compared to $22.8 million and $0.32 per share diluted, respectively for the first quarter last year.

Liquidity and Capital Resources

The Company ended the first quarter of 1999 with cash and investments totaling approximately $129.0 million, the same as the 1998 year end balance and up $59.0 million from the first quarter of 1998. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks.

Based on the Company's current operating plan, it believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current working capital requirements during at least the next twelve months.

Impact of Inflation and Changing Prices

Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to the clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company was able to increase its billing rates over its increases in direct labor costs in 1999. This is due primarily to the Company's increase in client strategic services in which competition is less and the quality of services commands higher rates.

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

State of Readiness

Company Services and Products. Keane generally delivers services and not
------------------------------
products to its customers. The Company believes that the services provided by its professionals to its customers are provided in a Year 2000 compliant manner.

As part of its build services, Keane develops, markets and sells software products through its Healthcare Solutions Practice. Certain of these products are not fully Year 2000 operable. Keane has advised its customer base for these products that it does not intend to offer Year 2000 compliant versions of these products and has encouraged them to migrate to new products offered by Keane that are Year 2000 compliant. The Company anticipates that some customers will choose not to migrate to these products and will therefore terminate their relationship with Keane's Healthcare Solutions Practice. The exact amount of anticipated lost customers has not been determined. The Company believes that the revenue lost as a result of these events will be immaterial to its overall operations.

In addition to its own products, Keane markets certain third party software products through its Healthcare Solutions Practice. The Company is seeking assurances from the vendors of these products that all licensed software is Year 2000 compliant. The Company received substantially all of these assurances in the first quarter of 1999.

Company Systems. Keane has established a Year 2000 task force that has completed
----------------
its assessment of the Company's Information Technology-related ("IT- related") systems for the Year 2000 issue. For IT-related systems, the Company believes that most of the critical systems, including its accounting software, AS400 applications and payroll systems, are now Year 2000 compliant. The Company is in the process of replacing its billing software because the current software product is not Year 2000 compliant. The cost to replace this software is currently estimated to be approximately $500,000. Keane believes that the new software will be operational by the end of the second quarter of 1999.

Keane's Year 2000 task force has also completed its evaluation of the Company's non-IT systems, including alarm systems, sprinkler systems, elevators, fax machines and other miscellaneous systems that may contain embedded technology, for the Year 2000 Issue during the first quarter of 1999. Keane has established a remediation plan to address any outstanding Year 2000 Issues concerning the Company's non-IT systems.

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

Fluctuations in Operating Results. Keane has experienced and expects to continue
----------------------------------
to experience fluctuations in its quarterly results. Keane's gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane's revenue in a particular quarter, including:

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

Risks Relating to Acquisitions. In the past five years, Keane has grown
-------------------------------
significantly through acquisitions. Since January 1, 1998, Keane has completed the acquisitions of Quantum Associates, Inc. d/b/a Omega Systems in Pittsburgh, Pennsylvania, GSE Erudite Systems in Salt Lake City, Utah, Bricker & Associates, Inc. in Chicago, Illinois, Icom Systems Ltd in Birmingham, England, Fourth Tier, Inc. in El Segundo, California, Emergent Corporation in San Mateo, California, Advanced Solutions Inc. in New York, New York, Amherst Consulting Group, Inc. in Boston, Massachusetts and Parallax Solutions Ltd in the United Kingdom. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering such opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. Also, even if a definitive agreement is reached, there is no assurance that any future acquisition will be completed.

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

Dependence on Personnel. Keane believes that its future success will depend in
------------------------
large part on its ability to continue to attract and retain highly-skilled technical and management personnel. The competition for such personnel is intense. Keane may not succeed in attracting and retaining the personnel necessary to develop its business. If Keane does not, its business, financial condition and result of operations could be materially adversely affected.

Highly Competitive Market. The market for Keane's services is highly
--------------------------
competitive. The technology for custom software services can change rapidly. The market is fragmented, and no company holds a dominant position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are larger and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does Keane. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development needs.

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

Year 2000 Compliance; Risks Associated with Provision of Year 2000 Services.
----------------------------------------------------------------------------
Keane has reviewed its internal computer systems and has identified certain internal systems that are not Year 2000 compatible (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). Keane is in the process of correcting these systems or replacing them with Year 2000 compliant systems. Keane expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on Keane's financial condition or results of operations. There may, however, be a delay in, or increased costs associated with, the implementation of these changes. Keane's inability to implement changes could have a material adverse effect on Keane's business, financial condition or results of operations.

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

International Operations. Keane commenced operations in the United Kingdom with
-------------------------
its acquisition of Icom Systems Ltd, now known as Keane Limited, in August 1998 and acquired Parallax Solutions Ltd in the United Kingdom in May 1999. Keane's international operations will be subject to political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period to period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

Quantitative and Qualitative Disclosures About Market Risks. Market risks were
------------------------------------------------------------
reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes in these risks since the end of the year.

Keane, Inc. and Subsidiaries
Part II - Other Information
--------------------------------------------------------------------------------


Item 5.   Other Information.

          On May 3, 1999, the Company acquired Boston-based Amherst Consulting Group, Inc., a privately-held management consulting firm specializing in change management for cash.

          On May 8, 1999, the Company acquired Parallax Solutions Ltd, a software services consultancy based in Coventry England that helps leading automotive, retail finance and capital market companies develop business solutions using internet and advanced technologies for cash and notes.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)       Exhibits - None

          (b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KEANE, INC.
                                            (Registrant)


Date   May 13, 1999                /s/ John F. Keane
       ------------                --------------------------------------------
                                   John F. Keane
                                   President
                                   (Principal Executive Officer)


Date  May 13, 1999                 /s/ Wallace A. Cataldo
      ------------                 --------------------------------------------
                                   Wallace A. Cataldo
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)