Form 10-Q
period 1999-06-30
KEANE INC
filed 1999-08-10
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JUNE 30, 1999  COMMISSION FILE NUMBER 1-7516

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

As of June 30, 1999, the number of issued and outstanding shares of Common Stock (excluding 491,973 shares held in treasury) and Class B Common Stock were 71,332,503 and 285,213 shares, respectively.

                                    1 of 17

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS

Part I - Financial Information

Consolidated Statements of Income for the three months and six months
ended June 30, 1999 and 1998.............................................    3

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998....    4

Consolidated Statements of Cash Flows for the six months ended June 30,
1999 and 1998............................................................    5

Notes to Unaudited Financial Statements..................................    6

Management's Discussion and Analysis of Financial Condition and Results
of Operations............................................................    8

Part II - Other Information..............................................   16

Signature Page...........................................................   18

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                         JUNE 30
                                                                  1999               1998          1999          1998
Total revenues                                                  $280,465          $266,904       $565,469      $496,960

Salaries, wages and other direct costs                           180,806           172,784        364,700       322,354
Selling, general and administrative expenses                      53,917            47,094        103,500        88,612
Amortization of goodwill and other intangible
         assets                                                    2,306             1,921          4,282         3,565
Merger costs                                                                         4,132                        4,132

     Operating income                                             43,436            40,973         92,987        78,297

Investment income                                                  1,807             1,439          3,642         2,651
Interest expense                                                                       (47)                           2
Other expenses, net                                                  482                57            721           244

     Income before income taxes                                   44,761            42,402         95,908        80,702

Provision for income taxes                                        18,128            19,702         39,097        35,218

     Net income                                                 $ 26,633          $ 22,700       $ 56,811      $ 45,484

Net income per share (basic)                                        $.37              $.32           $.79          $.64

Net income per share (diluted)                                      $.37              $.31           $.78          $.63

Weighted average common shares outstanding (basic)                71,684            71,010         71,623        70,812

Weighted average common shares and common share
 equivalents outstanding (diluted)                                72,481            72,256         72,451        72,215

                The accompanying notes are an integral part of
                    the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                 (IN THOUSANDS)
                                                                        JUNE 30, 1999    DECEMBER 31, 1998
Assets
Current:
     Cash and cash equivalents                                            $ 43,014            $ 51,696
     Short term investments                                                  7,683               6,165
     Accounts receivable, net
          Trade                                                            250,887             229,457
          Other                                                              4,272               1,573
     Prepaid expenses and other current assets                              25,192              23,376
                                                                          --------            --------
          Total current assets                                             331,048             312,267

Long term investments                                                       73,551              71,368
Property and equipment, net                                                 31,290              29,973
Intangible assets, net                                                      62,688              35,714
Other assets, net                                                           10,046               8,238
                                                                          --------            --------
                                                                          $508,623            $457,560
                                                                          ========            ========
Liabilities
Current:
     Accounts payable                                                       15,574            $ 20,222
     Accrued compensation                                                   30,906              30,647
     Accrued expenses and other liabilities                                 26,828              25,429
     Notes payable                                                           6,941               1,000
     Accrued income taxes                                                    2,797              13,548
     Capital lease obligations                                               1,013                 954
                                                                          --------            --------
          Total current liabilities                                         84,059              91,800

Long-term portion of capital lease obligations                               1,550               1,976

Stockholders' Equity
     Common Stock                                                            7,182               7,136
     Class B Common Stock                                                       29                  29
     Additional paid-in capital                                            116,208             109,606
     Foreign currency translation                                             (222)               (764)
     Retained earnings                                                     307,357             250,546
     Less treasury stock                                                    (7,540)             (2,769)
                                                                          --------            --------
          Total stockholders' equity                                       423,014             363,784
                                                                          --------            --------
                                                                          $508,623            $457,560
                                                                          ========            ========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           (IN THOUSANDS)
                                                                                      SIX  MONTHS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 1999                  1998
Net income                                                                         $ 56,811              $ 44,834
Adjustments to reconcile net income to net cash provided by (used for) operating activities
       Depreciation and amortization                                                 11,717                 9,354
       Deferred income taxes                                                         (4,828)               (2,000)
       Provision for doubtful accounts                                                1,285                 4,865
       (Gain) Loss on disposal of fixed assets                                           33                    (1)
     Changes in assets and liabilities, net of acquisitions:
       (Increase) in accounts receivable                                            (21,037)              (74,840)
       Decrease in prepaid expenses and other assets                                  3,238                 2,120
       Increase (decrease) in income taxes payable                                  (10,751)                4,851
       Increase in accounts payable, accrued expenses, and other
         current liabilities                                                        (19,221)               11,730
                                                                                   --------              --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                       17,247                   913


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                        (46,478)              (33,254)
     Sale of investments                                                             42,777                38,980
     Purchase of property and equipment                                              (8,241)               (7,980)
     Proceeds from sale of assets                                                        44                     5
     Payment for acquisitions                                                       (20,984)               (9,150)
                                                                                   ========              ========
     NET CASH (USED FOR) INVESTING ACTIVITIES                                       (32,882)              (11,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under notes payable and long term-debt                                5,441                  (602)
     Payments under long term-debt                                                                         (3,150)
     Capital lease obligations                                                         (367)                  428
     Purchase of treasury stock                                                      (4,771)                  586
     Proceeds from issuance of common stock                                           6,650                 3,029
                                                                                   --------              --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                        6,953                   291
                                                                                   --------              --------

Net  decrease in cash and cash equivalents                                           (8,682)              (10,195)
Cash and cash equivalents, beginning of period                                       51,696                40,276
                                                                                   --------              --------
Cash and cash equivalents at end of period                                         $ 43,014              $ 30,081
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

Note 2. Computation of earnings per share for the three months and six months ending June 30, 1999 and 1998.

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30                         JUNE 30
                                                     1999            1998            1999            1998
Net income                                          $26,633         $22,700         $56,811         $45,484

Weighted average number of common                    71,684          71,010          71,623          70,812
Shares outstanding used in calculation
of basic earnings per share

Incremental shares from the assumed                     797           1,246             828           1,403
 exercise of dilutive stock options

Weighted average number of common shares             72,481          72,256          72,451          72,215
 outstanding used in calculation of
 diluted earnings per share

Earnings per share

             Basic                                  $   .37         $   .32         $   .79         $   .64
                                                    =======         =======         =======         =======

             Diluted                                $   .37         $   .31         $   .78         $   .63
                                                    =======         =======         =======         =======

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3.  Intangible assets consist of the following:    6/30/99        12/31/98
Goodwill                                               $ 54,853       $  23,695
Noncompetition agreements                                 1,000           2,268
Customer-based intangibles                               44,436          44,501
Software                                                  2,534           5,618
Other                                                        83             273
                                                       --------       ---------
                                                        102,906          76,355
Less accumulated amortization                            40,218          40,641
                                                       --------       ---------
                                                       $ 62,688       $  35,714
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

RESULTS OF OPERATIONS
---------------------

The Company's revenue for the second quarter of 1999 was $280.5 million, a 5.1% increase from $266.9 million in the second quarter of 1998. The Company's revenue for the first six months of 1999 were $565.5 million, a 13.8% increase from $497.0 million in the first six months of 1998. The Company's growth rate for 1999 is being negatively impacted by the rapid completion of its Year 2000 compliance projects. The Company's revenue growth in the plan, build and manage services, excluding its Year 2000 compliance services, for the second quarter of 1999 was $ 219.4 million, up 27.8% from the second quarter last year revenue of $ 171.7 million, while Year 2000 compliance revenues for the second quarter were $ 61.1 million down 35.8% from the second quarter last year revenue of
95.2 million. For the first six months of 1999 plan, build and manage revenues, excluding Year 2000 compliance revenue, were $ 424.4 million, up 29.6% from the six months of last year revenue of $ 327.4 million, while Year 2000 compliance revenues for the first six months of 1999 were $ 141.1 million, down 16.8% from the first six months last year revenue of $ 169.6 million.

Despite the above period-to-period growth in its non-Year 2000 services, the Company is experiencing, and expects to continue to experience through at least December 31,1999, a slowdown in its non-Year 2000 services due to increased reluctance of its customers to implement new IT projects until all outstanding Year 200 issues are resolved.

The Company expects Year 2000 compliance revenues to continue to decline for the remainder of 1999. Year 2000 compliance revenues represented 21.8% of the Company's total revenue as of the second quarter and represented 25.0% of revenues for the first six months compared to 35.7% and 34.1% respectfully for the same period last year.

Salaries, wages and other direct costs for the second quarter of 1999 were $180.8 million, or 64.5% of revenue, compared to $172.8 million, or 64.7% of revenue, during the same period last year. Salaries, wages and other direct costs for the first six months of 1999 were $364.7 million, or 64.5% of revenue, compared to $322.4 million, or 64.9% of revenue, during the same period last year. This decrease as a percentage of revenue was primarily attributable to an increase in the Company's higher margin plan and build services business, excluding Year 2000 compliance projects. Plan and build services comprised approximately $117.1 million, or 41.8% of the Company's revenue in the second quarter of 1999 compared to approximately $85.8 million, or 32.1% for the same period last year and approximately $224.0 million, or 39.6% of the Company's revenue, for the first six months of 1999 compared to $164.6 million, or 33.1% for the same period last year.

Selling, general and administrative expenses (SG&A) for the second quarter of 1999 were $53.9 million, or 19.2% of revenue, compared to $47.1 million, or 17.6% of revenue, for the same period last year. SG&A expenses for the first
6 months of 1999 were $103.5 million, or 18.3% of revenue, compared to $88.6 million, or 17.8% of revenue, for the same period last year. The increase in SG&A as a percentage of revenue was primarily attributable to the decrease in the Company's revenue growth rate. As a result of the he Company's Year 2000 compliance services being completed at a slightly faster rate than expected.
The Company is taking corrective action in the third quarter to reduce SG&A to be in line with the revised revenue projections for the remainder of 1999.

Amortization of goodwill and other intangible assets for the second quarter of 1999 totaled $2.3 million, or .8% of revenue, compared to $1.9 million, or
 .7% of revenue, for the same period last year. Amortization of goodwill and capitalized acquisition costs for the first six months of 1999 were $4.3 million, or .8% of revenue, compared to $3.6 million, or .7% of revenue, for the same period last year. The increase in amortization is primarily attributable to certain intangible assets acquired during 1999 as a result of acquisitions.

The Company recognized investment income of $1.8 million in the second quarter of 1999 and $3.6 million in the first six months of 1999, compared to $1.4 and $2.6 million, respectively, for the comparable periods last year. The increase in investment income is attributed to a larger investment balance compared to last year.

The Company's pre-tax income for the second quarter of 1999 was $44.8 million, or 16.0% of revenue, compared to $42.4 million, or 15.9% of revenue, for the same period last year. Pre-tax income for the first six months of 1999 was $95.9 million, or 17.0% of revenue, compared to $80.7 million, or 16.2% of revenue, for the same period last year.

The Company's effective tax rate for the second quarter of 1999 was 40.5%, compared to 46.4% for the same period last year. The Company's effective tax rate for the first six months of 1999 was 40.8%, compared to 43.6% for the same period last year. The decrease in the effective tax rate was primarily due to a decrease in the Company's state income taxes.

Net income and earnings per share basic and diluted for the second quarter of 1999 were $26.6 million, $.37 per share and $.37 per share, respectively, compared to $22.7 million, $.32 per share and $.31 per share, respectively, for the same period last year. Net income and earnings per share basic and diluted for the six months ended June 30, 1999 were $56.8 million, $.79 per share and $.78 per share, respectively, compared to $45.5 million, $.64 per share and $.63 per share, respectively, for the same period last year. The increase in net income and earnings per share is attributable to an increase in the Company's higher margin plan and build service business. In the case of earnings per share, the increase is also attributable in part to the Company's repurchasing of 175,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the second quarter of 1999 with cash and investments totaling approximately $124.0 million, down $ 5.0 million from the year end balance but up $ 54.0 million compared to the second quarter of 1998. During the quarter, the Company's Board of Directors authorized the repurchase of up to 1,000,000 million shares of common stock until May 25, 2000. As a result, 175,000 shares were repurchased during the second quarter. The Company maintains and has available a $20 million unsecured demand line of credit split equally between two major Boston banks.

Based on the Company's current operating plan, it believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current working capital requirements during at least the next twelve months.

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

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

YEAR 2000 ISSUES
----------------

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

COMPANY SYSTEMS.  Keane has established a Year 2000 task force that has
---------------
completed its assessment of the Company's Information Technology-related ("IT-related") systems for the Year 2000 issue. For IT-related systems, the Company believes that most of the critical systems, including its accounting software, AS400 applications and payroll systems, are now Year 2000 compliant. The Company replaced its billing software effective the beginning of the third quarter, because the previous software product is not Year 2000 compliant.
The cost to replace the software was approximately $500,000.

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

Among the services that Keane provides are assessment, planning, migration/remediation and testing services for Year 2000 compliance. Keane has devoted significant resources to services that address the Year 2000 problem and believes the market for these services will decline as the Year 2000 approaches. Although Keane believes that the demand for its services relating to the Year 2000 problem will continue to exist after the Year 2000, this demand is diminishing and will continue to diminish significantly over time and will eventually disappear.

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

RISKS RELATING TO ACQUISITIONS.  In the past five years, Keane has grown
------------------------------
significantly through acquisitions. Since January 1, 1998, Keane has completed the acquisitions of Quantum Associates, Inc. d/b/a Omega Systems in Pittsburgh, Pennsylvania, GSE Erudite Systems in Salt Lake City, Utah, Bricker & Associates, Inc. in Chicago, Illinois, Icom Systems Ltd in Birmingham, England, Fourth Tier, Inc. in El Segundo, California, Emergent Corporation in San Mateo, California, Advanced Solutions Inc. in New York, New York, Amherst Consulting Group, Inc. in Boston, Massachusetts, Parallax Solutions Ltd in the United Kingdom and Jamison/Gold in Marina Del Rey, California. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering such opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. Also, even if a definitive agreement is reached, there is no assurance that any future acquisition will be completed.

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

INTERNATIONAL OPERATIONS.  Keane commenced operations in the United Kingdom with
------------------------
its acquisition of Icom Systems Ltd, now known as Keane Limited, in August 1998 and acquired Parallax Solutions Ltd in the United Kingdom in May 1999. Keane's international operations will be subject to political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period to period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.  Market risks were
-----------------------------------------------------------
reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes in these risks since the end of the year.

KEANE, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1999 Annual Meeting of Stockholders of the Company was held on May 26, 1999. The Stockholders approved the election of the seven nominees named below and ratified the selection of Ernst & Young LLP as the Company's independent accountants for 1999. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and Broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for director:

         Proposal #1 - To fix the number of directors at seven and to elect a Board of Directors for the ensuing year.

                                                                        BROKER
                               FOR              WITHHELD    ABSTAIN    NON-VOTES
         John F. Keane         63,389,204       359,386         0          0
         Brian T. Keane        63,384,230       364,360         0          0
         John F. Keane, Jr.    63,380,692       367,898         0          0
         John F. Rockhart      63,482,979       265,611         0          0
         Robert Shafto         63,492,312       256,278         0          0
         Winston Hindle        63,462,050       286,540         0          0
         Philip Harkins        63,386,846       361,744         0          0

         Proposal #2 - To ratify and approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the current year.

                                                                        BROKER
                               FOR              AGAINST     ABSTAIN    NON-VOTES
                               63,560,391       127,608     60,591        0

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits  None.

         (b) Reports on Form 8-K. The Company filed the following current Reports on Form 8-K during the three month period ended June 30, 1999.

              Current Report on Form 8-K dated April 6, 1999 announcing a change in accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP

              Current Report on Form 8-K dated June 30, 1999, announcing earnings for fiscal quarter ended June 30, 1999

              Current Report on Form 8-K dated May 29, 1999, as amended regarding share repurchase program

                                 SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEANE, INC.
                                         (Registrant)


Date       August 10, 1999                 /s/ John F. Keane
     --------------------------    -----------------------------------
                                           John F. Keane
                                           President


Date       August 10, 1999                 /s/ Wallace A. Cataldo
     --------------------------    -----------------------------------
                                           Wallace A. Cataldo
                                           Vice President, Finance