Form 10-Q
period 1999-09-30
KEANE INC
filed 1999-11-12
CIK 54883

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999              Commission File Number 1-7516

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

                             Yes [X]     No [ ]

As of September 30, 1999, the number of issued and outstanding shares of Common Stock (excluding 654,796 shares held in treasury) and Class B Common Stock were 71,394,966 and 285,163 shares, respectively.

KEANE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months and nine months ended September 30, 1999 and 1998....................................  3

Consolidated Balance Sheets as of September 30, 1999 and
December 31, 1998...........................................................  4

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1999 and 1998...........................................  5

Notes to Unaudited Financial Statements.....................................  6

Management's Discussion and Analysis of Financial Condition and
Results of Operations.......................................................  8

Part II - Other Information................................................. 17

Signature Page.............................................................. 18

KEANE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                             -------------------------         -------------------------
                                                               1999             1998             1999             1998
                                                             --------         --------         --------         --------
Total revenues                                               $255,601         $285,465         $821,070         $782,425

Salaries, wages and other direct costs                        171,410          182,285          536,110          504,639
Selling, general and administrative expenses                   50,484           51,531          153,984          140,143
Amortization of goodwill and other intangible assets            2,394            2,069            6,676            5,634

Merger costs                                                                     1,910                             6,042

     Operating income                                          31,313           47,670          124,300          125,967

Investment income                                               1,837            1,046            5,479            3,697
Interest expense                                                                   159                               161
Other expenses, net                                               501              243            1,222              487

     Income before income taxes                                32,649           48,314          128,557          129,016

Provision for income taxes                                     13,223           21,065           52,320           56,283

     Net income                                              $ 19,426         $ 27,249         $ 76,237         $ 72,733

Net income per share (basic)                                 $   0.27         $   0.38         $   1.06         $   1.02

Net income per share (diluted)                               $   0.27         $   0.38         $   1.05         $   1.01

Weighted average common shares outstanding (basic)             71,781           71,253           71,682           70,961

Weighted average common shares and common share                72,467           72,392           72,518           72,298
 equivalents outstanding (diluted)


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                  (IN THOUSANDS)
                                                          SEPTEMBER 30,       DECEMBER 31,
                                                              1999               1998
                                                            ---------          ---------
                                                           (UNAUDITED)
Assets
Current:
     Cash and cash equivalents                              $  82,486          $  51,696
     Short-term investments                                     5,482              6,165
     Accounts receivable, net
          Trade                                               250,390            229,457
          Other                                                 1,064              1,573
     Prepaid expenses and other current assets                 28,591             23,376
                                                            ---------          ---------
          Total current assets                                368,013            312,267

     Long-term investments                                     73,370             71,368
     Property and equipment, net                               29,556             29,973
     Intangible assets, net                                    63,134             35,714
     Other assets, net                                          9,937              8,238
                                                            ---------          ---------
                                                            $ 544,010          $ 457,560
                                                            =========          =========
Liabilities
Current:
     Accounts payable                                       $  26,406          $  20,222
     Accrued compensation                                      28,953             25,429
     Accrued expenses and other liabilities                    18,401             30,647
     Notes payable                                              9,710              1,000
     Accrued income taxes                                      15,586             13,548
     Current capital lease obligations                          1,075                954
                                                            ---------          ---------
          Total current liabilities                           100,131             91,800

     Long-term portion of capital lease obligations             1,764              1,976

Stockholders' Equity
     Common Stock                                               7,205              7,136
     Class B Common Stock                                          29                 29
     Additional paid-in capital                               119,860            109,606
     Foreign currency translation                                (373)              (764)
     Retained earnings                                        326,783            250,546
     Less treasury stock                                      (11,389)            (2,769)
                                                            ---------          ---------
          Total stockholders' equity                          442,115            363,784
                                                            ---------          ---------
                                                            $ 544,010          $ 457,560
                                                            =========          =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          (IN THOUSANDS)
                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     --------------------------
                                                                       1999              1998
                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 76,237          $ 72,733
Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                                   18,174            16,689
       Deferred income taxes                                           (8,130)           (7,303)
       Provision for doubtful accounts                                  4,028             3,913
       (Gain) loss on disposal of fixed assets                             26               (80)
     Changes in assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                (20,101)          (92,795)
       Decrease in prepaid expenses and other assets                    3,274             1,231
       Increase in income taxes payable                                 2,036             7,918
       Increase (decrease) in accounts payable,
         accrued expenses, and other current liabilities              (18,850)           15,326
                                                                     --------          --------
     Net cash provided by operating activities                         56,694            17,632

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                          (65,057)          (43,556)
     Sale of investments                                               63,738            52,109
     Purchase of property and equipment                               (10,510)          (14,128)
     Proceeds from sale of assets                                          56               307
     Payment for acquisitions                                         (23,953)           (9,152)
                                                                     --------          --------
     Net cash used for investing activities                           (35,726)          (14,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under notes payable and long-term debt                  8,210                44
     Payments under long-term debt                                        (91)           (7,237)
     Purchase of treasury stock                                        (8,620)              275
     Dividends paid                                                                      (1,873)
     Proceeds from issuance of common stock                            10,323             7,498
                                                                     --------          --------
     Net cash provided by (used for) financing activities               9,822            (1,293)
                                                                     --------          --------

Net increase in cash and cash equivalents                              30,790             1,919
Cash and cash equivalents, beginning of period                         51,696            40,276
                                                                     --------          --------
Cash and cash equivalents, end of period                             $ 82,486          $ 42,195
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

         During 1998, the Company completed five acquisitions. Four of the acquisitions were accounted for as poolings-of-interests and one was accounted for as a purchase. The accompanying financial statements and notes have been restated for all periods presented for the three material poolings-of-interests acquisitions.

Note 2. Computation of earnings per share for the three months and nine months ended September 30, 1999 and 1998. In the period ended September 30, 1999 there were 1,086,867 of anti-dilutive options.

                                                   Three months ended              Nine months ended
                                                      September 30,                   September 30,
                                                 -----------------------         -----------------------
                                                  1999            1998            1999            1998
                                                 -------         -------         -------         -------
Net income                                       $19,426         $27,249         $76,237         $72,733

Weighted average number of common                 71,781          71,253          71,682          70,961
 shares outstanding used in calculation
 of basic earnings per share

Incremental shares from the assumed                  686           1,139             836           1,337
 exercise of dilutive stock options

Weighted average number of common shares          72,467          72,392          72,518          72,298
 outstanding used in calculation of
 diluted earnings per share

Earnings per share

             Basic                               $  0.27         $  0.38         $  1.06         $  1.02
                                                 =======         =======         =======         =======

             Diluted                             $  0.27         $  0.38         $  1.05         $  1.01
                                                 =======         =======         =======         =======

KEANE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3.  Intangible assets consist of the following:

                                                9/30/99        12/31/98
                                               --------        --------
         Goodwill                              $ 57,665         $23,695
         Noncompetition agreements                1,000           2,268
         Customer-based intangibles              44,436          44,501
         Software                                 2,534           5,618
         Other                                      110             273
                                               --------         -------
                                                105,745          76,355
         Less accumulated amortization           42,611          40,641
                                               --------         -------
                                               $ 63,134         $35,714
                                               ========         =======

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

Results of Operations
---------------------

The Company's revenues for the third quarter of 1999 were $255.6 million, a 10.5% decrease from $285.5 million in the third quarter of 1998. The Company's revenues for the first nine months of 1999 were $821.1 million, a 4.9% increase from $782.4 million in the first nine months of 1998. The Company's revenues growth for 1999 has been negatively impacted by the rapid completion of its Year 2000 compliance projects. The Company's revenues in the plan, build and manage services, excluding its Year 2000 compliance services, for the third quarter of 1999 were $214.6 million, up 18.0% from revenues of $181.9 million in the third quarter of 1998, while Year 2000 compliance revenues for the third quarter were $41.0 million, down 60.4% from revenues of $103.6 million in the third quarter of 1998. For the first nine months of 1999 plan, build and manage revenues, excluding Year 2000 compliance revenues, were $639.0 million, up 25.5% from revenues of $509.3 million in the nine months ended September 30, 1998, while Year 2000 compliance revenues for the first nine months of 1999 were $182.1 million, down 34.1% from revenues of $276.2 million in the nine months ended September 30, 1998.

Despite the period-to-period growth in revenues from non-Year 2000 services, the Company is experiencing, and expects to continue to experience through at least December 31,1999, a slowdown in its non-Year 2000 services due to increased reluctance of its customers to implement new IT projects until all outstanding Year 2000 issues are resolved.

The Company expects Year 2000 compliance revenues to continue to decline for the remainder of 1999. Year 2000 compliance revenues represented 16.0% of the Company's total revenues for the third quarter and represented 22.2% of revenues for the first nine months compared to 36.3% and 34.9%, respectfully, for the same period last year.

Salaries, wages and other direct costs for the third quarter of 1999 were $171.4 million, or 67.1% of revenues, compared to $182.3 million, or 63.9% of revenues, during the same period last year. Salaries, wages and other direct costs for the first nine months of 1999 were $536.1 million, or 65.3% of revenues, compared to $504.6 million, or 64.5% of revenues, during the same period last year. This increase as a percentage of revenues was primarily attributable to lower utilization of personnel. Plan and build services comprised approximately $113.4 million, or 44.4% of the Company's revenues in the third quarter of 1999, compared to approximately $92.6 million, or 32.4% for the same period last year and approximately $337.4 million, or 41.1% of the Company's revenues, for the first nine months of 1999 compared to $257.2 million, or 32.8% of revenues for the same period last year.

Selling, general and administrative expenses (SG&A) for the third quarter of 1999 were $50.5 million, or 19.8% of revenues, compared to $51.5 million, or 18.1% of revenues, for the same period last year. SG&A expenses for the first nine months of 1999 were $154.0 million, or 18.8% of revenues, compared to $140.1 million, or 17.9% of revenues, for the same period last year. The increase in SG&A as a percentage of revenues was primarily attributable to the decrease in the Company's revenue growth rate, as a result of the Company's Year 2000 compliance services being completed at a slightly faster rate than expected. The Company took corrective action during the third quarter of 1999 to help reduce SG&A for the remainder of the year.

Amortization of goodwill and other intangible assets for the third quarter of 1999 totaled $2.4 million, or 0.9% of revenues, compared to $2.1 million, or 0.7% of revenues, for the same period last year. Amortization of goodwill and capitalized acquisition costs for the first nine months of 1999 were $6.7 million, or 0.8% of revenues, compared to $5.6 million, or 0.7% of revenues, for the same period last year. The increase in amortization is primarily attributable to certain intangible assets acquired during 1999 as a result of acquisitions.

The Company recognized investment income of $1.8 million in the third quarter of 1999 and $5.5 million in the first nine months of 1999, compared to $1.0 and $3.7 million, respectively, for the comparable periods last year. The increase in investment income is attributed to a larger investment balance compared to last year.

The Company's pre-tax income for the third quarter of 1999 was $32.6 million, or 12.8% of revenues, compared to $48.3 million, or 16.9% of revenues, for the same period last year. Pre-tax income for the first nine months of 1999 was $128.6 million, or 15.7% of revenues, compared to $129.0 million, or 16.5% of revenue, for the same period last year.

The Company's effective tax rate for the third quarter of 1999 was 40.5%, compared to 43.6% for the same period last year. The Company's effective tax rate for the first nine months of 1999 was 40.7%, compared to 43.6% for the same period last year. The decrease in the effective tax rate was primarily due to a decrease in the Company's state income taxes.

Net income and earnings per share basic and diluted for the third quarter of 1999 were $19.4 million, $0.27 per share and $0.27 per share, respectively, compared to $27.2 million, $0.38 per share and $0.38 per share, respectively, for the same period last year. Net income and earnings per share basic and diluted for the nine months of 1999 were $76.2 million, $1.06 per share and $1.05 per share, respectively, compared to $72.7 million, $1.02 per share and $1.01 per share, respectively, for the same period last year. The increase in net income and earnings per share is attributable to an increase in the Company's higher margin plan and build service business. In the case of earnings per share, the increase is also attributable in part to the Company's repurchasing of 160,000 shares of common stock during the quarter for a total of 325,000 shares of Common Stock repurchased by the Company year to date.

Liquidity and Capital Resources
-------------------------------

The Company ended the third quarter of 1999 with cash and investments totaling approximately $161.3 million, up $32.1 million from the 1998 year end balance primarily as a result of increased cash generated by operations. Strong cash flow continued to finance the Company's working capital and capital expenditures needs with excess funds in part being used for the Company's stock repurchase program. On May 26, 1999, the Company's Board of Directors had authorized the repurchase of up to 1,000,000 million shares of common stock lasting until May 25, 2000. As a result, 160,000 shares were repurchased during the third quarter for a total of 325,000 shares year to date. The Company maintains and has available a $20.0 million unsecured demand line of credit split equally between two major Boston banks.

Based on the Company's current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current working capital requirements during at least the next twelve months.

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

Company Systems.  Keane has established a Year 2000 task force that has
---------------
completed its assessment of the Company's Information Technology-related ("IT-related") systems for the Year 2000 issue. For IT-related systems, the Company believes that most of the critical systems, including its accounting software, AS400 applications and payroll systems, are now Year 2000 compliant. The Company replaced its billing software effective the beginning of the third quarter, because the previous software product was not Year 2000 compliant. The cost to replace the software was approximately $500,000.

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

Costs to Address Year 2000 Issues

Keane anticipates that it will incur direct costs to modify or replace existing systems used by Keane in the operation of its business to ensure that all systems will be operable in the Year 2000, including the costs to replace its billing software described above. The Company believes that the total amounts spent by it to date and that it expects to spend in the remainder of 1999 addressing the Year 2000 issue are not material.

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

Fluctuations in Operating Results.  Keane has experienced and expects to
---------------------------------
continue to experience fluctuations in its quarterly results. Keane's gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane's revenue in a particular quarter, including:


     -- general economic conditions which may influence investment decisions or cause downsizing;


     --   the number and requirements of client engagements;


     --   employee utilization rates;


     --   changes in the rates Keane can charge clients for services;


     --   acquisitions; and

     --   other factors, many of which are beyond Keane's control.


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

Keane believes that in order to compete successfully in the software services industry it must be able to:


     --   compete cost-effectively;


     --   develop strong client relationships;


     --   generate recurring revenues;

     --   utilize comprehensive delivery methodologies; and


     -- achieve organizational learning by implementing standard operational processes.


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

Quantitative and Qualitative Disclosure About Market Risk.  Market risks were
---------------------------------------------------------
reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes in these risks since the end of the year.

KEANE, INC. AND SUBSIDIARIES

                           Part II - Other Information
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

          (a)  None

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEANE, INC.
                                         (Registrant)




Date   November 12, 1999                 /s/ John F. Keane
       -----------------                 --------------------------------
                                         John F. Keane
                                         President




Date   November 12, 1999                 /s/ John J. Leahy
       -----------------                 --------------------------------
                                         John J. Leahy
                                         Sr. Vice President, Finance