Form 10-K
period 1999-12-31
KEANE INC
filed 2000-03-30
CIK 54883

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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

Registrant's telephone number, including area code: (617) 241-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
Common Stock, $.10 par value          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the last sale price of the Common Stock on the AMEX on March 10, 2000, was $1,508,163,647. As of March 10, 2000, 69,862,446 shares of
Common Stock, $.10 par value per share, and 284,987 shares of Class B Common Stock, $.10 par value per share, were issued and outstanding.

Documents Incorporated by Reference. The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 31, 2000. The information required in response to Items 10-13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I

ITEM 1. BUSINESS

GENERAL

Keane, Inc. (together with its subsidiaries, "Keane" or "the Company," unless the context requires otherwise) is a leading provider of e-business, Information Technology (IT), and consulting services. The Company helps clients plan, build, and manage business systems and implement business processes, organizational change, and change management programs to realize value from their IT and e-business initiatives.

In business since 1965, Keane has steadily focused on helping clients leverage technology to improve business performance. Today, this focus is the thread tying together all of the Company's service offerings. Keane's clients are increasingly looking to harness the power of the Internet and newer technologies, and integrate these technologies with existing systems to transition to a business-to-business (B2B) e-commerce environment. At the same time, effectively managing and improving existing systems has become more critical than ever, given the importance of these systems to e-commerce initiatives.

As a result, Keane sees its e-business and applications development and management services as key drivers of growth. To meet this market need, the Company expanded its e-Solutions capability in 1999 to offer clients a full life-cycle solution from strategy development through design, implementation, integration, and management of e-business solutions. Keane also continues to invest in its Applications Development and Management Outsourcing solution, which it considers among the best in the industry. This conclusion is based on consultations with industry analyst firms, audits of Keane's projects by the Center for Systems Management (against the Capability Maturity Model--the CMM), and benchmarking Keane's productivity against the Quantitative Software Management's (QSM) metrics repository of 20,000 completed IT projects within the industry.

Keane's clients consist primarily of Fortune 1000 organizations across every major industry, healthcare organizations, and government agencies. The Company services clients on a local level through branch offices in major markets of the United States, Canada, and the United Kingdom. These offices are supported by centralized practices representing Keane's core services and key competencies.

Keane is a Massachusetts corporation headquartered in Boston. Its stock is traded on the American Stock Exchange under the symbol KEA. Information on Keane can be accessed on the Company's web site at www.keane.com or through its Investor Relations line at 1-800-75-KEANE.

SERVICES

Keane offers an integrated mix of end-to-end business and IT solutions. The Company divides its business into three main lines: Business and IT Consulting, e-Solutions (including its Applications Development and Integration services), and Applications Development and Management Outsourcing. For each business line, Keane offers a full life cycle solution. Keane believes its comprehensive range of service positions the Company as a strategic partner to clients because these services enable Keane to identify and implement complete solutions that meet clients' specific business requirements.

The paragraphs below outline Keane's core business lines and some of the key competencies it draws on to deliver its solutions.

Business and IT Consulting (plan services)

Keane's consulting services represent a critical component in the Company's ability to help clients achieve business value from IT investments. These consulting services focus on assisting companies in transforming their strategy, processes, organization, and IT infrastructure for competitive advantage. Findings and recommendations oftentimes become the foundation for successful transitions to e-business as well as key IT decisions, such as implementation of new technologies, overhauls of existing systems, and integration of customer-facing business systems with back-office platforms and applications. The Keane Consulting

Group offers the following services: e-Strategy (e-business strategy development), Operations Improvement, e-Transformation (services that focus on updating a client's business model and processes in alignment with e-business requirements), and Customer Relationship Management Strategy services. Clients undergoing organizational change associated with transforming their business to leverage the Internet, integrating mergers and acquisitions, or adapting to governmental deregulation may benefit from these services.

e-Solutions (e-Architecture, Online Branding, Applications Development and Integration) (build services)

Keane's e-business services (marketed under the e-Solutions name) help clients exploit new technology to meet their business objectives. Offerings and capabilities range from e-architecture planning and implementation, to creative web design and development, application development and integration, architecture planning, data warehousing, implementation of customer relationship management (CRM) technologies, and enterprise application integration. This range of services responds to clients, which are increasingly concentrating on ways they can leverage Internet technologies in their organizations. Many of Keane's clients are focused on supply chain optimization, e-markets, exchanges, and e-procurement initiatives due to their tremendous return on investment. Keane believes it is well positioned to manage such large-scale projects, because of the strength of its program management competencies, delivery methodologies, and quality assurance processes.

This business line also includes Keane's Healthcare Solutions practice, which offers a suite of Healthcare Information Systems (HIS) and related consulting and IT services. Keane's HIS products provide the architecture to streamline and link financial, patient care, and clinical operations across hospitals, group practices, long-term care facilities, and HMOs. The systems are compatible with the operating systems used by healthcare institutions nationwide, including an open UNIX platform as well as IBM's AS/400 and RS/6000 environments. In addition, Keane's broad range of services can help healthcare clients address ongoing HIPAA requirements, a legislative act which is expected to have far-reaching implications on the industry's IT infrastructure and business operations.

Applications Development and Management (ADM) Outsourcing (manage services)

Keane's ADM Outsourcing services help clients effectively manage and enhance existing business systems to improve performance while better controlling costs. Under this service offering, Keane manages clients' business applications with commitments to improving software quality, processes, and costs. Outsourcing engagements may also encompass development of new applications, as directed by clients. Since 1997, Keane has used the Software Engineering Institute's Capability Maturity Model (CMM) as a standard for objectively measuring its success in improving its client's application management. This move has given Keane a strategic advantage in the application outsourcing area, as Keane is one of the only leading ADM outsourcing providers to actively gauge its delivery against this industry standard. To date, Keane has earned CMM Level 3 or greater distinction on 27 engagements. In addition, Keane is expanding its metrics strategy to incorporate QSM Productivity Index.

SERVICE DELIVERY MODEL

Throughout the 1990s as Keane refined its end-to-end solutions, the Company transformed its service delivery model to accommodate profitable growth and optimal customer service. The transition combines service delivery via local branch offices with expertise provided by centralized practice groups. These practices represent core service offerings (e.g., Consulting, e-Solutions, and ADM Outsourcing) and critical competencies, such as vertical specialization and Keane's application development center.

Keane considers this client-centric delivery model an important means for achieving the following:
1. increasing sales and revenue growth,
2. providing higher value services and thereby enhancing margins,
3. strengthening client relationships and recurring revenues,
4. cross-selling the full breadth of its services,
5. lowering the costs of doing business, and

6. maintaining employee satisfaction and thus retention.

This delivery model presents advantages to clients as well, among them responsive and proactive service, cost efficiencies, and a greater level of staffing continuity. Keane client's benefit from the convenience and attentiveness of being served locally by its branch offices while also benefiting from Keane's company-wide knowledge and experience through its centralized practice groups. Each of these factors contributes to client satisfaction levels. Keane's intent is to maximize synergies between its strong field organization and its enterprise practices to fuel sales and support world-class delivery across the organization.

STRATEGIC DIFFERENTIATORS AND STRENGTHS

Keane considers the following competitive strengths vis-a-vis new entrants and existing competitors.

1. End-to-end solutions. Keane's integrated line of services equip it with the capabilities to partner with clients in their mission to leverage Information Technology to improve business performance. Specifically, Keane can design, develop, integrate, and manage business-critical software applications and advise clients on process and organizational improvements to take advantage of these applications. This range of competencies enables Keane to help clients overcome the challenge of "enterprise integration" which is essential to success in such areas as business to business ("B2B"), e-commerce, and customer relationship management. Enterprise integration encompasses the integration of new technologies across multiple platforms, with existing systems, and with core business processes. The Company's comprehensive offerings and enterprise integration expertise, together with its high customer intimacy, is a significant combination distinguishing Keane from existing competitors and establishing barriers to entry for new competitors.

2. Strong customer relationships. Keane has more than 1,400 client relationships, which provides a strong channel for developing a deep understanding of client business and IT requirements, marketing the full scope of its integrated service offerings, and enabling a high percentage of recurring revenues. Keane seeks to build long-term relationships with its clients

3. Strong distribution. The demand for e-business application development and management services, in particular, are mass market opportunities. Keane's extensive branch office distribution (across North America and the United Kingdom) allows it to capture and deliver business in each of the geographic markets where it operates. This allows Keane to cost-effectively deliver solutions with a minimum of sales, general, and administrative (SG&A) expense. It also enables the development of high-level customer intimacy and satisfaction.

4. Expertise integrating new and old technology. Keane's technical competencies cut across newer Internet technologies and older legacy platforms, and in integrating the two. This range of expertise enables Keane to develop customer-facing e-business applications that are integrated with the back office and data warehouses--a fundamental technological challenge that virtually all companies face as they try to implement e-business initiatives. Keane has extensive experience with enterprise application integration gained from its efforts in extending the value of clients' existing business systems.

5. Project management competencies. Unlike newer entrants to the market, Keane has extensive competencies in project management along with a comprehensive set of mature delivery methodologies. Keane also has a strong quality assurance and program management system. The Company continues to invest in these disciplines and assets to add value to its individual service offerings and to strengthen its capabilities in assuming a "prime contractor" role on large e-business initiatives involving a series of complex and concurrent projects.

CLIENTS AND MARKETPLACE DRIVERS

Keane's clients consist primarily of the Fortune 1,000 organizations, but also include government agencies, healthcare organizations, and "dot com" or Internet start-ups. These organizations generally have significant IT budgets and/or depend on service providers to help them fulfill their business optimization and software design, development, implementation, and management needs.

In 1999, the Company derived its revenue from the following industry groups:

           Industry                            Percentage of Revenue
           --------                            ---------------------
           Manufacturing                                      21.3%
           Financial Services                                 17.5%
           Government                                         16.6%
           Energy/Utilities                                    7.1%
           Healthcare                                         11.7%
           High Technology/Software                           10.7%
           Telecommunications                                  5.7%
           Retail/Consumer Goods                               5.6%
           Other                                               3.8%

The following table is a representative list of clients for which Keane provided services in 1999.

3M Corporation                    GMAC
Aldus Corp.                       GTE Data Service Incorporated
American Express Co., Inc.        Guardian Life Insurance
Ameritech                         Hoffmann-La Roche, Inc
AT&T Corporation                  International Business Machines Corporation
Bose Corporation                  J.D. Edwards
BankBoston Corporation            J.P. Morgan
Baxter Healthcare Corporation     Jewel Food Stores, Inc.
Baylor Health Care System         Johns Hopkins Hospital
Bell Atlantic                     Liberty Mutual Insurance Co.
BMW                               Life Care Centers of America
British Airways                   McDonald's Corporation
b-there.com                       McKesson Corporation
Cargill                           Microsoft Corporation
Carrier                           Miller Brewing
CIGNA Corporation                 National Assn. of Security Dealers
Cincinnati Bell Telephone         Northern Mutual Life Insurance
Department of Justice             Northern Telecom, Inc.
Discover Card                     The Pillsbury Company
Eastman Kodak Company             Princess Cruise Lines
Elf Atochem North America         Procter & Gamble Company
EMC Corporation                   The Putnam Companies, Inc.
Energizer Battery Co.             Reader's Digest Association, Inc.
Exxon Corporation                 Robert Wood Johnson Hospital
Fidelity                          SD Warren
Farmers Insurance Group           Sony
First Bank                        Transquest
Ford                              U.S. Customs
General Electric Company          Whirlpool Corporation

The markets Keane services are experiencing major changes in business climate. Increased competition, globalization, and deregulation are forcing companies to devise new ways to differentiate their products and services and more effectively acquire and retain customers. For most companies, this will require a major transformation of the organizational structure and business processes, and significant investments in information technology.

In this environment, Internet technologies are becoming a channel for continuous and real-time business transactions, including interaction with customers, distribution of product and materials, and exchange of information with suppliers, trading partners, and employees. In addition, companies must optimize and integrate their back-office and legacy systems with newer technologies to realize the potential of new technology implementations.

Keane's executive management, recognizing the implications of these forces, expects the Company's primary revenue drivers will be its business consulting, e-Solutions, and applications outsourcing services through 2002. E-business includes B2B initiative as well as business-to-customer (B2C) projects. Industry research firm Gartner Group forecasts the B2B market worldwide to grow from $145 billion in 1999 to $7.29 trillion in 2004. Moreover, by 2004, B2B e-commerce will represent 7% of the forecasted $105 trillion total global sales transactions, according to Gartner.

The Company has historically derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. Keane's five largest clients accounted for approximately 19% of the Company's total revenues during each of the years ended December 31, 1998 and 1999. The Company's two largest clients during 1998 and 1999 were various organizations within the Federal Government and IBM. Federal Government contracts accounted for approximately 5% and 6% of the Company's total revenues in 1998 and 1999, respectively. IBM accounted for approximately 6% of the Company's total revenues for 1998 and 1999. A significant decline in revenues from IBM or the Federal Government could have a material adverse effect upon the Company's total revenues. With the exception of IBM and the Federal Government, no single client accounted for more than 5% of the Company's revenues during the three years ended December 31, 1999.

In accordance with industry practices, nearly all of the Company's orders are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to the business. The Company had orders at December 31, 1999 of approximately $786 million, in comparison to orders of approximately $900 million at December 31, 1998.

GROWTH STRATEGY

Keane's growth strategy unites a series of complementary initiatives all focused on increasing revenue, enhancing margins, cross-selling services to existing accounts, and developing new customers. The core elements of this strategy, as described below, build on Keane's strengths and strategic programs that have been under way throughout much of the 1990s:

o Build an operating model capable of generating 25% CAGR. Keane has made significant strides over the past three years in developing and enhancing a complete line of services (its end-to-end solutions) to help clients derive business value from IT. These efforts have enabled Keane to evolve its revenue mix into higher margin solutions business. Through its operating model, the Company is focused on positioning itself as a premier provider of end-to-end solutions. Senior management attention is focused on the following areas:
     o seamlessly integrating its strategic practices and branch operations to augment sale and delivery of the Company's full range of services,
     o leveraging its vast geographic presence in the U.S., as well as its presence in Canada and the U.K.,
     o leveraging its relationships and reputation with its large customer base,
     o    developing repeatable solutions to accelerate growth, and
     o    building scalable systems and processes to accommodate growth.

o Leverage strategic practices to accelerate revenue and margin growth. Keane's strategic practices are an important means for targeting mass-market opportunities (e.g., e-business and application outsourcing) and expanding capabilities at the local level. These practices gather, refine, and disseminate Keane's best practices, including repeatable solutions that can be used across multiple client engagements throughout Keane's branches. Keane will continue to expand the value of these practices with vertical and domain expertise. The Company has a senior management team in place to direct integration of these practices with branch operations to enable Keane to sell and deliver its full "Plan-Build-Manage" capabilities across local markets.

o Leverage branch structure to drive sales growth. Keane has made significant strides in developing "critical mass" in its branch organization and expanding its geographic reach. Today, the Company has branch offices in major markets across the United States, and in Canada and the United Kingdom. Through these branches, the Company has cultivated relationships with more than 1,400 clients. Keane incentivizes its local sales and management teams to proactively manage their client relationships, by maintaining a deep understanding of clients' business and operational needs and marketing the full range of Keane's services to respond to their requirements. The Company believes its end-to-end solutions are synergistic in that delivery from one service line (for instance, e-Strategy, a "plan" service) positions Keane to deliver services in another business line (for instance, development of web-based applications, a "build" service).

o Build a world-class organization. Keane recognizes that a world-class organization embodying top people, processes, and IT infrastructure assets is necessary for the Company's continued success. To enhance its organization, Keane is focusing on the following:
     o attracting, developing, and retaining top business, technical and managerial talent,
     o continuously upgrading corporate support functions, including finance, marketing, IT, HR and knowledge management, toward a customer (internal and external) orientation,
     o investing in its strategic practices to continually improve its services, and
     o institutionalizing key operational and delivery processes and best practices.

o Build awareness and strength of the Keane brand. Keane has established world-class capabilities and key strengths in business, operational, and IT consulting, e-business, applications development and integration, and applications management. The Company plans to devote resources to branding to make its capabilities and its value proposition better known in the marketplace. Initiatives in 2000 are focused on:
     o communicating a unified brand that supports Keane's "plan-build-manage" services,
     o increasing awareness of Keane's presence and competitive advantages in the e-business space, and
     o building on its current brand which embodies reliable, results-oriented delivery of IT services.

SALES, MARKETING AND ACCOUNT MANAGEMENT

Keane markets its services and software products through its direct sales force, which is based in its branch offices, and through its centralized practices. Keane's account executives (AEs) are assigned to a limited number of accounts so they can develop an in-depth understanding of each client's individual needs and form strong client relationships. These AEs are responsible for ensuring that clients receive responsive service and that Keane's software solutions achieve client objectives. AEs collaborate with Keane's Practice Groups and other branch offices as needed to address specialized client requirements.

Keane focuses its marketing efforts on organizations with significant IT budgets and recurring software development and outsourcing needs. In 1998, the Company launched a corporate branding campaign focused on communicating Keane's value proposition of reliably delivering application solutions with quantifiable business results. These branding efforts are actively executed through multiple channels. In 2000, the Company plans to develop and extend its branding program to reflect Keane's strategic intent.

EMPLOYEES

On December 31, 1999, Keane had 8,981 employees, including 6,902 business and technical professionals' staff whose services are billable to clients. The Company sometimes supplements its technical staff by utilizing sub contractors.

Management believes Keane's growth and success are attributable to the caliber of its people and will continue to dedicate significant resources to hiring, training and development, and career advancement programs. Keane's efforts in these areas are grounded in the Company's core values, namely respect for the individual, commitment to client success, achievement through teamwork, integrity, and the drive for continuous improvement. Keane strives to hire, promote, and recognize individuals and teams who embody these values.

Keane recognizes that there is significant competition for employees with the skills and competencies required for its continued success. The Company believes it has been successful in efforts to hire and retain the managerial, technical, sales, and support personnel required to deliver its services and manage its growth. One significant factor advancing Keane's ability to attract and retain professionals is its branch office network, which allows its staff to minimize travel time on client projects. At the same time, this network of branch offices provides employees with broader career growth options through transfers across the organization or into its corporate practice groups.

Keane also recognizes that it's growing share of multimillion-dollar outsourcing engagements and its mergers and acquisitions (M&A) strategy are two significant factors in its growth. As a result, Keane's corporate human resources organization is directly involved in major outsourcing engagements and M&A activities in addition to recruiting and career development functions.

The Company generally does not have employment contracts with its key employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION

The IT services market is highly competitive and driven by continual change in clients' business requirements and advances in technology. The Company's competition varies by the type of service provided and by geographic markets.

Competitors typically include traditional players in the IT services industry, including large integrators (e.g., Andersen Consulting, EDS, CSC, and IBM Global Services); IT solutions providers (e.g., Sapient, Cambridge Technology Partners, AMS, and Whittman-Hart); pure-play Internet solutions providers (e.g., Razorfish, Scient, and Viant); niche players (e.g., companies focused on specific domain or vertical expertise); and management consulting firms (e.g., McKinsey and Booz Allen). Some of these competitors are larger and have greater financial resources than the Company. In addition, clients may seek to increase their internal IT resources to satisfy their customer software development.

The Company believes that the bases for competition in the IT services industry include the ability to compete cost-effectively, develop strong client relationships, generate recurring revenue, use comprehensive delivery methodologies, and achieve organizational learning by implementing standardized operational processes. The Company believes that it competes favorably with respect to those factors. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

ITEM 2. PROPERTIES

The principal executive office of the Company is located at Ten City Square, Boston, Massachusetts 02129, in an approximately 34,000 square foot office building which is owned by City Square Limited Partnership. The limited partnership is comprised of an officer of the Company, some directors and shareholders. See Item 13 -- "Certain Relationships and Related Transactions." At December 31, 1999, the Company leased and maintained sales and support offices in more than 50 locations in the United States and five locations in the United Kingdom. The aggregate annual rental expense for the Company's sales and support offices was approximately $19.4 million in 1999. The aggregate annual rental expense for all of the Company's facilities was approximately $21.8 million in 1999. For additional information regarding the Company's lease obligations, see Note J of Notes to Consolidated Financial Statements.

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation and various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes these litigation matters are without merit and intends to defend these matters vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of Stockholders of the Company was held on December 2, 1999. The Stockholders approved an amendment to the Company's 1998 Stock Incentive Plan increasing the number of shares of Common Stock which the Company is authorized to issue under the 1998 Stock Incentive Plan from 2,000,000 to 7,000,000. Set forth below is the number of votes cast for, against or abstained.

                 For               Against                  Abstained
             40,658,329           9,670,367                 2,421,151

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY: The executive officers and directors of the Company are as follows:

                 NAME                    AGE                            POSITION
                 ----                    ---                            --------

           John F. Keane                  68        Chairman President, and Chief Executive Officer
           Brian T. Keane                 39       Executive Vice President, Office of the President,
                                                                      and Director*
           John F. Keane Jr.              40       Executive Vice President, Office of the President,
                                                                      and Director*
           John J. Leahy                  42              Senior Vice President - Finance and
                                                       Administration and Chief Financial Officer
           Raymond W. Paris               62     Senior Vice President - Healthcare Solutions Practice
           Renee Southard                 45            Senior Vice President - Human Resources
           Philip J. Harkins(1)           52                              Director
           Winston R. Hindle, Jr.(1)(2)   69                              Director
           John F. Rockart(1)(2)          68                              Director
           Robert A. Shafto(1)(2)         64                              Director

* The Company has previously announced its plan to appoint Mr. Brian T. Keane as the Company's Chief Executive Officer and Mr. John F. Keane, Jr., as the Company's President. The Company's Board of Directors intends to effect these appointments immediately following the Company's 2000 Annual Meeting of Stockholders, subject to approval of a proposed amendment and restatement of the Company's by-laws at that meeting.

----------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.

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

Mr. Brian Keane joined the Company in 1986 and was appointed Executive Vice President and a member of the Office of the President in September 1997. From December 1996 to September 1997, Mr. Keane had been Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From July 1992 to December 1994, Mr. Keane served as a Business Area Manager and from January 1990 to July 1992, he served as a Branch Manager. Mr. Keane has been a director of the Company since May 1998. Brian Keane is a son of John Keane, the founder, Chairman of the Company, and a brother of John Keane, Jr.

Mr. John Keane, Jr. joined the Company in 1987 and was appointed Executive Vice President and a member of the Office of the President in September 1997. From December 1996 to September 1997, Mr. Keane had been Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From January 1994 to December 1994, Mr. Keane served as a Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. Mr. Keane has been a director of the Company since May 1998. John Keane, Jr. is a son of John Keane, the founder, and Chairman of the Company, and a brother of Brian Keane.

Mr. Leahy joined the Company in August 1999 and was appointed to the position of Senior Vice President and Chief Financial Officer. Prior to these roles, Mr. Leahy was Vice President of Business Planning and Development for Pepsi-Cola International.

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

Mr. Hindle has been a director since February 1995. Mr. Hindle is currently retired. From September 1962 to July 1994, Mr. Hindle served as a Vice President and, subsequently, Senior Vice President of Digital Equipment Corporation. Mr. Hindle is also a director of CP Clare Corporation, Mestek, Inc. and Simione Central Holdings, Inc.

Dr. Rockart has been a director since the Company's incorporation in March 1967. Dr. Rockart has been a Senior Lecturer at the Alfred J. Sloan School of Management of the Massachusetts Institute of Technology since 1974, and has been the Director of the Center for Information Systems Research since 1976. Dr. Rockart is also a director of ComShare Inc.

Mr. Shafto has been a director since July 1994. Mr. Shafto is currently retired. From January 1998 to April 1998, Mr. Shafto was Chairman of New England Financial. Through December 31, 1997, he was Chairman, Chief Executive Officer and President of New England Life Insurance Company, an insurance and investment firm, which he joined in 1972 as Second Vice President for Computer Systems Development and Information Systems. Mr. Shafto was named President and Chief Operating Officer of New England Life Insurance Company in 1989 and assumed the position of Chief Executive Officer in January 1992. He was elected to the office of Chairman of New England Life Insurance Company effective July 1, 1993.

Compensation of the non-employee directors currently consists of an annual director's fee of $4,000 plus $1,000 and expenses for each meeting of the Board of Directors attended. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's authorized capital stock consists of 200,000,000 shares of Common Stock, $.10 par value per share; 503,797 shares of Class B Common Stock, $.10 par value per share; and 2,000,000 shares of Preferred Stock, $.01 par value per share. As of March 10, 2000, there were 69,862,446 shares of Common Stock outstanding and held of record by approximately 60,000 stockholders; 284,987 shares of Class B Common Stock outstanding and held of record by approximately 120 stockholders; and no shares of Preferred Stock outstanding.

COMMON STOCK AND CLASS B COMMON STOCK:

Voting. Each share of Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all such matters. The holders of Common Stock and Class B Common Stock vote as a single class on all actions submitted to a vote of the Company's stockholders, except that separate class votes of the holders of Common Stock and Class B Common Stock are required to authorize further issuance of Class B Common Stock and certain charter amendments. Voting for directors is non-cumulative.

As of March 10, 1999, the Class B Common Stock represented less than 1% of the Company's outstanding equity, but had approximately 4% of the combined voting power of the Company's outstanding Common Stock and Class B Common Stock. The substantial voting rights of the Class B Common Stock may make the Company less attractive as the potential target of a hostile tender offer or other proposal to acquire the stock or business of the Company and render merger proposals more difficult, even if such actions would be in the best interests of the holders of the Common Stock.

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

Future Issuance of Class B Common Stock; Retirement of Class B Common Stock Upon Conversion into Common Stock. The Company may not issue any additional shares of Class B Common Stock without the approval of a majority of the votes of the outstanding shares of Common Stock and Class B Common Stock voting as separate classes. The Board of Directors may issue shares of authorized but unissued Common Stock and Preferred Stock without further stockholder action. All shares of Class B Common Stock converted into Common Stock are retired and may not be reissued.

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

PREFERRED STOCK: The Company's Articles of Organization authorize the issuance of up to 2,000,000 shares of Preferred Stock, $.01 par value per share. Preferred Stock may be issued from time to time in one or more series, and the Board of Directors is authorized to determine the rights, preferences, privileges and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices and liquidation preferences, of any such series of Preferred Stock, and to fix the number of shares of any such series without any further vote or action by the stockholders. The voting and other rights of the holders of Common Stock and Class B Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. Issuances of Preferred Stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY: The Company's Common Stock is traded on the American Stock Exchange under the symbol "KEA." The following table sets forth, for the periods indicated, the high and low closing prices per share as reported by the American Stock Exchange.

                                   Stock Price

                                          High              Low
                                          ----              ---
        1999
        First Quarter                    $42.50            $21.31
        Second Quarter                    31.69             18.00
        Third Quarter                     28.75             20.50
        Fourth Quarter                    32.75             20.06

        1998
        First Quarter                    $56.50            $35.25
        Second Quarter                    59.00             42.75
        Third Quarter                     60.94             36.00
        Fourth Quarter                    39.94             28.12

The closing price of the Common Stock on the American Stock Exchange on March 10, 2000 was $25.625.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                      First Quarter       Second Quarter       Third Quarter        Fourth Quarter
Year Ended December 31, 1999
Total revenues                             $285,004             $280,465            $255,601              $220,022
Income (Loss) before income taxes            51,147               44,761              32,649               (5,744)
Net income (Loss)                            30,178               26,633              19,426               (3,163)
Net income per share (basic)                    .42                  .37                 .27                 (.04)
Net income per share (diluted)                  .42                  .37                 .27                 (.04)

Year Ended December 31, 1998
Total revenues                             $230,056             $266,904            $285,465              $293,773
Income before income taxes                   38,300               42,402              48,314                45,140
Net income                                   22,784               22,700              27,249                23,616
Net income per share (basic)                    .32                  .32                 .38                   .33
Net income per share (diluted)                  .32                  .31                 .38                   .33

ITEM 6.            SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Year Ended December 31,                    1995        1996          1997         1998          1999
--------------------------------------------------------------------------------------------------------
Income Statement Data:
  Total revenues                          $394,619    $505,982     $706,801    $1,076,198    $1,041,092
  Operating income                          33,659      47,403       85,163       170,187       116,466
  Net income                                20,148      28,173       51,371        96,349        73,074
  Net income per share (basic)                 .30         .40          .73          1.36          1.02
  Net income per share (diluted)               .30         .40          .72          1.33          1.01
  *Weighted average common                  67,036      69,780       70,096        71,053        71,571
   shares outstanding (basic)
  *Weighted average common                  67,728      70,540       71,603        72,284        72,395
   shares and common share
   equivalents outstanding
   (diluted)
--------------------------------------------------------------------------------------------------------

Balance Sheet Data:
  Total assets                            $198,191    $251,771     $329,176      $458,959      $514,825
  Total debt                                 9,146      16,502        9,493         3,930        11,403
  Stockholders' equity                     169,526     201,768      257,037       363,784       422,799
  Book value per share                        2.53        2.89         3.65          5.10          5.95
  *Number of shares                         67,114      69,792       70,342        71,336        71,051
   outstanding
--------------------------------------------------------------------------------------------------------

Financial Performance:
  Total revenue growth(decline)              12.3%       28.2%        39.7%         52.3%        (3.3)%
  Net margin                                  5.1%        5.6%         7.3%          9.0%          7.0%
  Return on average equity                   12.8%       15.2%        22.4%         31.0%         18.6%

*Adjusted to reflect the 2-for-1 stock split that was distributed on August 29, 1997 to shareholders of record as of August 14, 1997.

All amounts prior to 1999, have been restated to reflect the acquisitions of Bricker & Associates, Inc., Icom Systems Limited and Fourth Tier, Inc., which were accounted for as poolings-of-interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS, 1999 VS. 1998: The Company's revenue for 1999 was $1.04 billion, a 3.3% decrease from $1.08 billion in 1998. The decrease in revenue was primarily a result of the rapid and anticipated decline in Year 2000 compliance revenue. Year 2000 compliance revenue decreased 44.2% to $206.1 million for 1999 from $369.5 million in 1998. However, the Company's 1999 revenue in its core Plan, Build and Manage services, excluding Year 2000 compliance, was $835.0 million, up 18.2% from $706.7 million in 1998. Plan, Build, and Manage revenue refer to the Company's three core business lines, Business and IT Consulting, e-Solutions, Applications Development and Management Outsourcing. The growth in non-Y2K revenue was a result of the Company's strategic repositioning executed during the year. This repositioning has yielded growth in important areas such as e-Solutions, which totaled $108 million in revenue during 1999. Growth in Keane's core Plan, Build, and Manage revenue was negatively impacted during the second half of 1999 due to a cross-industry Y2K-related freeze among many of Keane's clients, which deferred the start of new development projects to lower their Y2K-related risk. Despite the Y2K freeze, Keane's 1999 Plan, Build, and Manage revenue was up 34.0%, 21.0%, and 11.1% to $110.9 million, $331.1 million, and $370.9 million, respectively, from 1998.

Salaries, wages, and other direct costs for 1999 were $702.8 million, or 67.5% of revenue, compared to $696.8 million, or 64.7% of revenue for 1998, an increase of 2.8%. This increase as a percentage of revenue is due primarily to lower utilization of Company billable headcount, caused by the rapid decline of Y2K revenue and the Y2K-related deferral of new projects. Due to the extraordinary nature of expenses related to Keane's transition from Y2K and to bring costs in closer alignment with revenues, in the Fourth Quarter of 1999, the Company incurred a onetime restructuring charge of $13.7 million or 1.3% of revenue. These charges are related to employee severance costs, costs associated with asset impairments, payments to certain employees and consolidation of less profitable business units and the closing of certain facilities. It is expected that approximately $4.1 million, associated with severance costs and payments to certain employees, will be paid in 2000. The remaining $2.9 million will be paid out as branch office closures occur.

Selling, General, & Administrative ("SG&A") expenses for 1999 were $199.0 million or 19.1% of revenue, compared to $193.4 million or 18.0% of revenue in 1998, an increase of 1.1%. This increase as a percentage of revenue was primarily attributable to the decrease in the Company's revenue and investments the Company continued to make in the development and marketing of its core service offerings. The Company's objective is to aggressively manage SG&A, as a percentage of revenue, by realizing the economies of scale associated with increasing revenue without proportionately increasing SG&A.

Amortization of goodwill and other intangible assets for 1999 was $9.2 million, or 0.9% of revenue, compared to $7.7 million, or 0.7% of revenue, in 1998. The increase is primarily attributable to the acquisitions executed during the current and prior year.

Interest and other expenses for 1999 totaled $1.5 million, compared to $1.2 million in 1998. Interest and dividend income for 1999 totaled $7.8 million, compared to $5.2 million in 1998. The increase in interest and other related income can be attributed to the increase in investments, which grew to $89.7 million at year-end 1999 from $77.5 million at year-end 1998.

Pretax income for 1999 was $122.8 million, or 11.8% of revenue, down 29.5% from pretax income of $174.2 million, or 16.2% of revenue in 1998.

The Company's effective tax rate for 1999 was 40.5% compared to 44.7% in 1998. The decrease is primarily attributable to the high tax rate incurred in 1998 which was impacted by non-deductible merger costs of $8.1 million and $1.7 million as a result of the conversion of Fourth Tier, Inc from cash to accrual basis for tax reporting.

Net income and earnings per share for 1999 were $73.1 million and $1.01 per share diluted, respectively, down 24.2% from $96.3 million and $1.33 per share diluted, respectively, in 1998.

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

Salaries, wages, and other direct costs for 1998 were $696.8 million, or 64.7% of revenue, compared to $469.4 million, or 66.4% of revenue for 1997, a decrease of 1.7%. This decrease as a percentage of revenue was due to the Company's ability to increase average billing rates by more than the increase in related technical salary costs, as a result of the increase in strategic services work being performed by the Company.

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

Amortization of goodwill and other intangible assets for 1998 was $7.7 million, or 0.7% of revenue, compared to $14.0 million, or 2.0% of revenue, in 1997. The decrease is primarily attributable to certain assets becoming fully amortized at the end of 1997.

Merger costs for 1998 were $8.1 million as compared to $0 for 1997. This increase was the result of investment banking, legal, accounting and other professional fees associated with the acquisitions of Bricker & Associates, Inc., Icom Systems Ltd and Fourth Tier, Inc., which were all accounted for as poolings-of-interests.

Interest and other expenses for 1998 totaled $1.2 million, compared to $1.3 million in 1997. Interest and dividend income for 1998 totaled $5.2 million, compared to $4.2 million in 1997. The increase in interest and other related income was attributed to the increase in investments, which grew to $77.5 million at year-end 1998 from $50.7 million at year-end 1997.

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

LIQUIDITY AND CAPITAL RESOURCES: The Company's cash and investments at December 31, 1999 increased to $142.8 million from $129.2 million at December 31, 1998. This increase was primarily attributable to net income, decrease in accounts receivable of approximately $37.6 million, offset by decreases in accounts payable and accrued expenses of approximately $37.6 million and payments for acquisitions of $61.0 million. On May 26, 1999, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock lasting until May 25, 2000. This repurchase program was completed during the fourth quarter of 1999, totaling approximately $23.9 million. On February 10, 2000, the Company announced an additional repurchase program of up to 2,000,000 shares of Common Stock lasting until February 9, 2001.The buyback program is expected to cost approximately $53 million. The Company maintains and has available a $20 million unsecured demand line of credit with a major Boston bank for operations and acquisition opportunities.

Based on its current operating plan, the Company believes that its cash, cash equivalents and investments on hand, cash flows from operations and current available lines of credit will be sufficient to meet its working capital requirements for at least the next twelve months.

IMPACT OF INFLATION AND CHANGING PRICES: Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to the clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company was able to increase its billing rates over its increases in direct labor in 1999. This is due primarily to our increase in client strategic services in which competition is less and the quality of services commands higher rates.

YEAR 2000 ISSUES

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Keane's computer equipment and software and devices with embedded technology that are time sensitive may recognize "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of Keane's operations, including, among other things, a temporary inability to perform mission critical functions like billing and time reporting. Although the transition from 1999 to 2000 has passed and Keane is not aware of any unresolved Year 2000 problems relating to the services provided by Keane, its internal systems, the products developed by Keane's Healthcare Solutions Practice or third party products used by Keane in its Healthcare Solutions Practice, it is possible that Year 2000 problems could be discerned in the future.

Keane generally delivers services and not products to its customers. The Company believes that the services provided by its professionals to its customers are provided in a Year 2000 compliant manner.

Keane's Healthcare Solutions Practice develops, markets, and sells software products. In 1999, Keane notified its customers that it did not intend to offer Year 2000 compliant versions or patches for certain of its products that were known to be Year 2000 non-compliant. Instead, Keane encouraged its clients to migrate to new products offered by Keane. Keane believes that it may have had an immaterial loss of customers in the Healthcare Solution Practice due to clients who failed to migrate to its newer products.

In addition to its own products, Keane markets certain third party software products through its Healthcare Solutions Practice. During 1999, the Company received assurances from substantially all of the vendors of these products that they are Year 2000 compliant. Customer claims regarding Year 2000 issues related to these products were immaterial.

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred approximately $1,635,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addresses promptly.

Among the services that Keane provided in 1999 was the assessment, planning, migration/remediation, and testing for Year 2000 compliance. Keane has devoted significant resources to, and earned significant revenue from, providing services to address the Year 2000 problem. The market for these services declined significantly during 1999 and is expected to further diminish and disappear after the first quarter of 2000. Further, Keane's services addressing the Year 2000 problem involve key aspects of its client's computer systems. A failure in a client's system could result in a claim for substantial damages against Keane, regardless of Keane's responsibility for the failure. Keane could incur substantial costs in connection with any resulting litigation, regardless of the outcome.

The total cost of Keane's Year 2000 compliance activities was not material to its business, results of operations and financial condition. While Keane believes that it has completed its Year 2000 readiness process, Keane cannot assure you that it has identified and remedied all significant Year 2000 problems, that Keane will not incur significant additional time and expense or that such problems will not harm Keane's business.

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

Fluctuations in Operating Results. Keane has experienced and expects to continue to experience fluctuations in its quarterly results. Keane's gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane's revenue in a particular quarter, including:

o general economic conditions which may influence investment decisions or cause downsizing;

o    the number and requirements of client engagements;

o    employee utilization rates;

o    changes in the rates Keane can charge clients for services;

o    acquisitions; and

o    other factors, many of which are beyond Keane's control.

A significant portion of Keane's expenses does not vary relative to revenue. As a result, if revenue in a particular quarter does not meet expectations, Keane's operating results could be materially adversely affected, which in turn may have a material adverse impact on the market price of Keane common stock. In addition, many of Keane's engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenue and profits.

Risks Relating to Acquisitions. In the past five years, Keane has grown significantly through acquisitions. Since January 1, 1999, Keane has completed the acquisitions of Emergent Corporation in San Mateo, California, Amherst Consulting Group, Inc, in Boston, Massachusetts, Advanced Solutions Inc. in New York, New York, Anstec, Inc. of Maclean, Virginia, First Coast Systems, Inc. of Jacksonville, Florida, Jamison/Gold, LLC, of Marina Del Ray, California and Parallax Solutions Limited, of Birmingham, England. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering such opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. Also, even if a definitive agreement is reached, there is no assurance that any future acquisition will be completed.

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

Dependence on Personnel. Keane believes that its future success will depend in large part on its ability to continue to attract and retain highly skilled technical and management personnel. The competition for such personnel is intense. Keane may not succeed in attracting and retaining the personnel necessary to develop its business. If Keane does not, its business, financial condition and result of operations could be materially adversely affected.

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

Keane believes that in order to compete successfully in the software services industry it must be able to:

o    compete cost-effectively;

o    develop strong client relationships;

o    generate recurring revenues;

o    utilize comprehensive delivery methodologies; and

o achieve organizational learning by implementing standard operational processes.

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

Risks Associated with Provision of Year 2000 Services. The Company's business may suffer as a result of defects to Year 2000 compliance issues that have not yet been detected. We have not had any independent verification of our year 2000 compliance efforts. We have not procured any Year 2000 specific insurance or made any contingency plans to address any undetected year 2000 risks.

Among the services that Keane provided in 1999 was the assessment, planning, migration/remediation, and testing for Year 2000 compliance. Keane has devoted significant resources to, and earned significant revenue from, providing services to address the Year 2000 problem. The market for these services declined significantly during 1999 and is expected to further diminish and disappear after the first quarter of 2000. Further, Keane's services addressing the Year 2000 problem involve key aspects of its client's computer systems. A failure in a client's system could result in a claim for substantial damages against Keane, regardless of Keane's responsibility for the failure. Keane could incur substantial costs in connection with any resulting litigation, regardless of the outcome.

International Operations. In August 1998, Keane commenced operations in the United Kingdom with its acquisition of Icom Systems Ltd, now known as Keane Limited. Keane's international operations will be subject to political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on its investments, which would affect the carrying value of those investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page(s)

Reports of Independent Auditors............................................21-22

Consolidated Balance Sheets as of December 31, 1998 and 1999..................23

Consolidated Statements of Income
For the Years Ended December 31, 1997, 1998 and 1999..........................24

Consolidated Statements of Stockholders' Equity for the
For the Years Ended December 31, 1997, 1998 and 1999..........................25

Consolidated Statements of Cash Flows for the Years
For the Years ended December 31, 1997, 1998 and 1999..........................26

Notes to Consolidated Financial Statements.................................27-38

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:

We have audited the accompanying consolidated balance sheet of Keane, Inc. as of December 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Ernst and Young LLP

Boston, Massachusetts
March 13, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Keane, Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 1999

KEANE INC.
CONSOLIDATED BALANCE SHEETS

December 31,                                                                   1998         1999
--------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
Assets
Current:
          Cash and cash equivalents                                         $  51,696    $  53,018
           Short term investments                                               6,165        8,582
          Accounts receivable, net:
            Trade                                                             230,856      213,767
            Other                                                               1,573        2,248
          Prepaid expenses and other current assets                            23,376       19,845
                                                                            ---------    ---------
            Total current assets                                              313,666      297,460

Long term investments                                                          71,368       81,163
Property and equipment, net                                                    29,973       27,330
Goodwill, net                                                                  15,446       81,110
Other intangible assets, net                                                   20,268       12,775
Other assets, net                                                               8,238       14,987
                                                                            ---------    ---------
                                                                            $ 458,959    $ 514,825
                                                                            =========    =========
Liabilities
Current:
          Accounts payable                                                     20,222       18,500
          Accrued expenses and other liabilities                               30,647       35,466
          Accrued compensation                                                 25,429       18,288
          Notes payable                                                         1,000        7,564
          Accrued income taxes                                                 13,548           --
          Unearned income                                                       1,399        8,369
          Current capital lease obligations                                       954        1,080
                                                                            ---------    ---------
            Total current liabilities                                          93,199       89,267

Long-term portion of capital lease obligations                                  1,976        2,610
Notes payable                                                                                  149

Commitments and contingencies (Note J)

Stockholders' Equity
Preferred stock, par value $.01, authorized
          2,000,000 shares, issued none
Common stock, par value $.10, authorized
          200,000,000 shares, issued and outstanding
          71,363,272 in 1998 and 72,085,356 in 1999                             7,136        7,208
Class B common stock, par value $.10, authorized
          503,797 shares, issued and outstanding
          285,303 in 1998 and 285,112 in 1999                                      29           29
Additional paid-in capital                                                    109,606      120,810
Accumulated other comprehensive income                                           (764)      (2,027)
Retained earnings                                                             250,546      323,620
Less treasury stock at cost, 313,064 shares of Common
  Stock in 1998 and 1,319,396 shares of Common Stock in 1999                   (2,769)     (26,841)
                                                                            ---------    ---------
Total stockholders' equity                                                    363,784      422,799
                                                                            ---------    ---------

                                                                            $ 458,959    $ 514,825
                                                                            =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,                           1997        1998         1999
-------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total revenues                                         $  706,801   $1,076,198   $1,041,092

Salaries, wages and other direct costs                    469,433      696,752      702,795
Selling, general and administrative expenses              138,168      193,438      199,009
Amortization of goodwill and other intangible assets       14,037        7,701        9,169
Restructuring charge                                           --           --       13,653
Merger costs                                                   --        8,120           --
                                                       ----------   ----------   ----------
Operating income                                           85,163      170,187      116,466

Interest and dividend income                                4,212        5,189        7,827
Interest expense                                              244          163           --
Other expenses, net                                         1,048        1,057        1,480
                                                       ----------   ----------   ----------

Income before income taxes                                 88,083      174,156      122,813

Provision for income taxes                                 36,712       77,807       49,739
                                                       ----------   ----------   ----------

Net income                                             $   51,371   $   96,349   $   73,074
                                                       ==========   ==========   ==========

Net income per share (basic)                           $     0.73   $     1.36   $     1.02
                                                       ==========   ==========   ==========
Net income per share (diluted)                         $     0.72         1.33   $     1.01
                                                       ==========   ==========   ==========

Weighted average common shares outstanding (basic)         70,096       71,053       71,571
                                                       ==========   ==========   ==========

Weighted average common shares and common share
equivalents outstanding (diluted)                          71,603       72,284       72,395
                                                       ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended
December 31, 1997, 1998 and 1999
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                            Class B
                                     Common Stock        Common Stock
                                     ------------        ------------
                                   Shares     Amount   Shares      Amount
-------------------------------------------------------------------------
Balance January 1, 1997          69,810,652   $6,981   287,613       $29

Common Stock issued under           549,704       55
   stock option and employee
   purchase plans
Conversions of Class B Common           998               (998)
  Stock into Common Stock
Income tax benefit from stock
  option plans
Dividends paid to shareholders
Foreign translation adjustment
Net income
Comprehensive income
                                 ----------------------------------------
Balance December 31, 1997        70,361,354    7,036   286,615        29

Pooling of interests with Omega
  (Note L)
Common Stock issued under           769,795       77
   stock option and employee
   purchase plans
Issuance  of common stock for       230,811       23
  business acquisitions
Merger expenses paid by
  Shareholders
Conversions of Class B Common
  Stock into Common Stock             1,312             (1,312)
Income tax benefit from stock
  option plans
Dividends paid to shareholders
Foreign translation adjustment
Net income
Comprehensive income
                                 ----------------------------------------
Balance December 31, 1998        71,363,272    7,136    285,303       29
                                 ========================================
Common Stock issued under           721,893       72
   stock option and employee
   purchase plans
Conversions of Class B Common           191               (191)
  Stock into Common Stock
Income tax benefit from stock
  option plans
Repurchase of Common Stock
Unrealized loss on securities
Net income
Comprehensive income
                                 ----------------------------------------
Balance December 31, 1999        72,085,356   $7,208    285,112      $29
                                 ========================================
                                 ========================================

                                             Accum.
                                             Other                    Treasury Stock         Total
                                Additional   Compre-                     at Cost             Stock-
                                  Paid-in    hensive  Retained           -------            holders'
                                  Capital    Income   Earnings      Shares      Amount      Equity
----------------------------------------------------------------------------------------------------
Balance January 1, 1997           $92,646     ($45)   $104,570     (305,615)    ($2,413)    $201,768

Common Stock issued under           4,006                                                      4,061
   stock option and employee
   purchase plans
Conversions of Class B Common                                                                     --
  Stock into Common Stock
Income tax benefit from stock       1,028                                                      1,028
  option plans
Dividends paid to shareholders                            (864)                                 (864)
Foreign translation adjustment                (327)                                             (327)
Net income                                              51,371                                51,371
                                                                                              ------
Comprehensive income                                                                          51,044
                               ---------------------------------------------------------------------
Balance December 31, 1997          97,680     (372)    155,077     (305,615)     (2,413)     257,037

Pooling of interests with Omega                            589                                   589
  (Note N)
Common Stock issued under           6,191                            (7,449)       (356)       5,912
   stock option and employee
   purchase plans
Issuance  of common stock for         (23)                                                        --
  business acquisitions
Merger expenses paid by             1,571                                                      1,571
  Shareholders
Conversions of Class B Common                                                                     --
  Stock into Common Stock
Income tax benefit from stock       4,187                                                      4,187
  option plans
Dividends paid to shareholders                          (1,469)                               (1,469)
Foreign translation adjustment                (392)                                             (392)
Net income                                              96,349                                96,349
                                                                                              ------
Comprehensive income                                                                          95,957
                               ---------------------------------------------------------------------
Balance December 31, 1998         109,606     (764)    250,546     (313,064)     (2,769)     363,784
                               =====================================================================
Common Stock issued under          10,689                            (6,332)       (162)      10,599
   stock option and employee
   purchase plans
Conversions of Class B Common                                                                     --
  Stock into Common Stock
Income tax benefit from stock         515                                                        515
  option plans
Repurchase of Common Stock                                       (1,000,000)    (23,910)     (23,910)
Unrealized loss on securities               (1,263)                                           (1,263)
Net income                                              73,074                                73,074
                                                                                              ------
Comprehensive income                                                                          71,811
                               ---------------------------------------------------------------------
Balance December 31, 1999        $120,810  ($2,027)   $323,620   (1,319,396)   ($26,841)    $422,799
                               =====================================================================
                               =====================================================================

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                           1997         1998         1999
-------------------------------------------------------------------------------------------
(IN THOUSANDS)

Cash Flows From Operating Activities:
Net income                                             $   51,371   $   96,349   $   73,074
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                           22,659       21,018       31,519
   Deferred income taxes                                   (6,896)     (10,553)       4,996
   Provision for doubtful accounts                          3,391        5,332         (625)
   Loss on sale of property and equipment                      14           25           14
   Non-cash interest on long-term debt                        197           --           --
   Non-cash restructuring charge                               --           --        5,572
   Tax benefit from stock options                           1,028        4,187           --
   Changes in operating assets and liabilities,
     net of acquisitions:
   (Increase) decrease in accounts receivable             (59,993)     (75,253)      37,580
   Increase in prepaid expenses and other assets             (451)      (1,995)      (6,395)
   Increase (decrease) in accounts payable, accrued
     expenses, unearned income and other liabilities       29,098       16,627      (24,064)
   Increase (decrease) in income taxes payable             (3,990)      10,493      (13,548)
                                                       ----------   ----------   ----------

Net cash provided by operating activities                  36,428       66,230      108,123
                                                       ----------   ----------   ----------

Cash Flows From Investing Activities:
Purchase of investments                                   (60,080)     (97,592)    (110,915)
Sale of investments                                        39,577       70,805       96,542
Purchase of property and equipment                        (17,502)     (16,740)     (16,418)
Proceeds from the sale of property and equipment              519          385           77
Payments for acquisitions                                      --       (9,150)     (60,996)
                                                       ----------   ----------   ----------

Net cash used for investing activities                    (37,486)     (52,292)     (91,710)
                                                       ----------   ----------   ----------

Cash Flows From Financing Activities:
Payments under long-term debt, net                         (4,161)      (7,292)        (563)
Principal payments under capital lease obligations           (921)      (1,240)      (1,217)
Proceeds from issuance of common stock                      4,061        7,483       10,761
Repurchase of common stock                                     --           --      (24,072)
Dividends paid                                               (864)      (1,469)          --
                                                       ----------   ----------   ----------


Net cash used for financing activities                     (1,885)      (2,518)     (15,091)
                                                       ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents       (2,943)      11,420        1,322
Cash and cash equivalents at beginning of year             43,219       40,276       51,696
                                                       ----------   ----------   ----------
Cash and cash equivalents at end of year               $   40,276   $   51,696   $   53,018
                                                       ==========   ==========   ==========

Supplemental information:
Income taxes paid                                      $   45,922   $   68,540   $   62,140

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997
(All amounts in thousands unless stated otherwise and except for share and per share amounts)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Keane, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

As described in Note L, during 1998 the Company completed five acquisitions. Four of the acquisitions were accounted for as poolings-of-interests and one was accounted for as a purchase. The accompanying financial statements and notes have been restated for all periods presented for the three material pooling-of-interests acquisitions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NATURE OF OPERATIONS: Keane is a leading provider of e-business, Information Technology (IT), and consulting services. The Company divides its business into three main lines: Business and IT Consulting, e-Solutions (including its e-architecture, applications development and integration services), and Applications Development and Management Outsourcing.

Keane's clients consist primarily of Fortune 1000 organizations across every major industry, healthcare organizations, and government agencies. The Company services clients through branch office operations in major markets of the United States, Canada, and the United Kingdom. These offices are supported by centralized practices representing Keane's core services and key competencies. This delivery structure allows the Company to provide clients with world-class capabilities of the entire Company on a responsive and cost-effective local level.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents are currently designated as available-for-sale. Cash equivalents at December 31, 1999 included investments in commercial paper ($24.9 million), municipal bonds ($.9 million) and money market funds ($4.8 million). Cash equivalents at December 31, 1998 included investments in commercial paper ($41.2 million), municipal bonds ($1.0 million) and money market funds ($1.1 million).

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

INVESTMENTS: Investments with maturities between three and twelve months at time of purchase are considered short-term investments. Investments are stated at fair value as reported by the investment custodian. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Investments are currently designated as available-for-sale, and as such, unrealized gains and losses are reported in a separate component of stockholders' equity. As of December 31, 1999, the Company's investments experienced decline in market value of $2.2 million, which has been reflected in the statement of stockholder's equity. At December 31, 1998, the market value of the investments approximated cost. Realized gains and losses, as well as interest, dividends and capital gain/loss distributions on all securities, are included in earnings.

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Repair and maintenance costs are charged to expense. Depreciation is computed on a straight-line basis over estimated useful lives of 25 to 40 years for buildings and improvements, and 2 to 5 years for office equipment, computer equipment and software. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the term of the lease. Upon disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

GOODWILL AND INTANGIBLE ASSETS: Intangible assets consist principally of goodwill and acquired customer-based intangibles, noncompetition agreements, and software initially recorded at fair value. Intangibles are amortized on a straight-line basis over 14 or 15 years for goodwill and 3 to 15 years for other intangibles. At each reporting date, management assesses whether there has been a permanent impairment in the value of its long-term assets and the amount of such impairment by comparing anticipated undiscounted future operating income from acquired business units with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. Accumulated amortization at December 31, 1998 and 1999 was $40.6 million and $44.7 million, respectively.

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

COMPREHENSIVE INCOME: Statement of Financial Accounting Standards No. 130," Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders' equity. Other comprehensive income is comprised of net income, currency translation adjustments and available-for-sale securities valuation adjustments. At December 31, 1998, the only component of accumulated other comprehensive income was foreign currency translation adjustment of $.8 million. At December 31, 1999, accumulated other comprehensive income was comprised of foreign currency translation adjustment of $.8 million and securities valuation adjustment of $1.3 million, net of tax.

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

INDUSTRY SEGMENT INFORMATION: The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company offers an integrated mix of end-to-end business solutions, such as Business and IT consulting (Plan), e-Solutions including e-architecture, online branding, development and integration (Build), and Application Development and Management Outsourcing (Manage). Approximately 96% of the Company's revenue was derived from these offerings, with the balance from the healthcare industry. Effectively, the Company operates in one reportable segment.

B. INVESTMENTS

At December 31, 1999, the Company's investments included obligations of the U.S. Government ($32.9 million), municipal bonds ($7.3 million), corporate pass through ($16.9 million), corporate bonds ($29.2 million) and commercial paper ($3.5 million). At December 31, 1998, the Company's investments included obligations of the U.S. government ($33.6 million), municipal bonds ($10.9), corporate pass through ($12.8 million) and corporate bonds ($20.2 million). There was no gain or loss, based on a specific identification basis, realized on the sale of available for sale securities during the years ended December 31, 1997, 1998 and 1999.

C. ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts of $8.1 million and $7.9 million at December 31, 1998 and 1999, respectively. The provisions charged to the statement of operations were $3.3 million, $5.3 million and $7.8 million in 1997, 1998, and 1999, respectively, and write-offs against the allowances were $2.1 million, $2.1 million and $8.0 million in 1997, 1998, and 1999, respectively.

D. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                December 31,
                                                             1998         1999
                                                          ---------    ---------
Buildings and improvements                                $     772    $     772
Office equipment                                             50,191       64,448
Computer equipment and software                               8,946       13,678
Leasehold improvements                                        7,387        8,691
                                                          ---------    ---------
                                                             67,296       87,589

Less accumulated depreciation and amortization               37,323       60,259
                                                          ---------    ---------
                                                          $  29,973    $  27,330
                                                          =========    =========

Depreciation expense totaled $8,622, $13,317 and $22,350 in 1997, 1998 and 1999, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $1,510 and $5,672, with accumulated amortization totaling $1,030 and $2,496, at December 31, 1998 and 1999, respectively.

E. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                               December 31,
                                                             1998         1999
                                                          ---------    ---------
Deferred savings and profit sharing plan                  $   5,250    $     620
Accrued employee benefits                                     3,412        1,776
Employee stock withholdings                                   4,265        3,803
Accrued payroll taxes                                         6,164          876
Accrued rent obligations                                      2,130        2,905
Y2K warranties                                                   --        4,637
Accrued restructuring                                            --        7,081
Other                                                         9,426       13,768
                                                          ---------    ---------
                                                          $  30,647    $  35,466
                                                          =========    =========

F.  CAPITAL LEASE OBLIGATIONS

The Company finances certain equipment through capital leases. At December 31, 1999, future minimum lease payments under non-cancelable capital leases, together with the present value of minimum lease payments, are summarized below:

Years ended December 31:
2000                                                                  $ 1,430
2001                                                                    1,257
2002                                                                    1,132
2003                                                                      556
                                                                      -------

Total minimum payments                                                  4,375
Less amount representing future interest                                  685

Present value of net minimum payments                                   3,690
Less current portion                                                    1,080

Long-term portion of capital lease payments                           $ 2,610
                                                                      =======

G.  NOTES PAYABLE

In conjunction with the Company's acquisition of GSE Erudite Software, Inc. on April 20, 1998, the Company issued a $1.0 million non-interest bearing note payable due one-year from the purchase date. This note is subject to reduction to the extent required by the purchase agreement and was paid during 1999.

In connection with the Company's acquisition of Parallax Solutions Ltd., the Company issued a $6.6 million note payable to the former owners. This note is payable in May of 2001 and bears interest at 7.05 %.

At December 31, 1997, Icom Systems Ltd, a company acquired by Keane in 1998 and was accounted for as a pooling-of-interests, had $3.9 million of outstanding debt and was paid during 1998.

H.  CAPITAL STOCK

In May 1998, the stockholders approved an amendment to the Company's Articles of Organization increasing the number of shares of Common Stock authorized for issuance to 200,000,000 shares. The Company has three classes of stock:
Preferred Stock, Common Stock and Class B Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock generally vote as a single class with holders of Common Stock but are entitled to 10 votes for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions, of any series of Preferred Stock, and to fix the number of shares of any such series. The Common Stock and Class B Common Stock have equal liquidation and dividend rights except that any regular quarterly dividend declared shall be $.05 per share less for holders of Class B Common Stock. Class B Common Stock is nontransferable, except under certain conditions, but may be converted into Common Stock on a share-for-share basis at any time. Conversions to common stock totaled 998, 1,312 and 191 shares in 1997, 1998 and 1999, respectively. Shares of common stock reserved for conversions totaled 285,112 at December 31, 1999.

I.  BENEFIT PLANS

STOCK OPTION PLANS: The Company has three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation," and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1997, 1998 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                              Years Ended December 31,
                                                           1997         1998         1999
                                                      ---------------------------------------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income - as reported                               $   51,371   $   96,349   $   73,074
Net income - pro forma                                     49,386       91,020       61,811
Net income per share - as reported (diluted)                  .72         1.33         1.01
Net income per share - pro forma (diluted)                    .69         1.26          .85

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for future years

The fair market value of each stock option is estimated, assuming no expected dividends with the following weighted-average assumptions:

                                                Years Ended December 31,
                                             1997         1998         1999
                                           ----------------------------------
Expected life (years)                         4.0          4.0          4.0
Expected stock price volatility                41%          47%          96%
Risk-free interest rate                      6.24%        4.83%        5.27%

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

The 1998 Stock Incentive Plan, amended in December 1999, provides for grants of stock options for up to 7,000,000 shares of the Company's Common Stock to employees, officers and directors of, and consultants and advisors to, the Company. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. The Company may grant options that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("incentive stock options") or nonstatutory options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions not intended to qualify as incentive stock options.

The weighted-average fair value of options granted under both Plans during the years ended December 31, 1997, 1998 and 1999 was $8.40, $14.73 and $14.39,
respectively.

Information with respect to activity under the Company's stock option plans is set forth below:

                                                                     Weighted
                                                       Common        Average
                                                       Stock      Exercise Price
Outstanding at December 31, 1996                      2,118,665    $    4.84
  Granted                                               575,432        19.91
  Exercised                                            (413,004)        3.73
  Canceled/Expired                                      (93,998)        6.83
                                                      ---------

Outstanding at December 31, 1997                      2,187,095         8.93
  Granted                                               953,789        34.15
  Exercised                                            (782,577)        4.21
  Canceled/Expired                                     (120,247)       18.80
                                                      ---------

Outstanding at December 31, 1998                      2,238,060        20.80
  Granted                                             1,582,300        20.60
  Exercised                                            (409,112)        6.69
  Canceled/Expired                                     (517,389)       25.91
                                                      ---------

Outstanding at December 31, 1999                      2,893,859    $   21.76

Shares available for future issuance under the Company's stock option plans at December 31, 1999 is 5,718,978.

The following table summarizes information about stock options that were outstanding at December 31, 1999:

                                           Weighted Average     Weighted Average                        Weighted Average
                                               Remaining         Exercise Price                          Exercise Price
     Range of                   Number        Contractual          Of Options            Number          Of Exercisable
  Exercise Prices            Outstanding         Life              Outstanding        Exercisable            Options
  ---------------            -----------         -----             -----------        -----------            -------
$0.04    --    $5.19           147,876         0.5 years               $4.61             147,876              $4.61
 5.42    --     7.25           245,988         1.1 years                6.02             100,672               6.04
 7.35    --    15.06           262,780         2.0 years               14.35              68,800              13.93
15.32    --    28.19         1,439,400         4.3 years               20.07              37,523              28.13
28.56    --    38.38           669,000         3.5 years               33.82             180,978              34.03
39.50    --    53.00           128,815         3.6 years               42.81              23,000              44.14
                              --------

$0.04    --   $53.00         2,893,859         3.4 years               $21.76            558,849             $18.75

STOCK PURCHASE PLANS: The Company's 1983 Restricted Stock Purchase Plan provides for grants of 2,025,000 shares of Common Stock to be made to key employees at the discretion of the compensation committee of the Board of Directors. No grants were issued during 1996 through 1999. At December 31, 1999, 1,377,760 shares remained available for future grants. Restrictions on the sale or transfer of shares lapse three years after the date of grant. As grants are issued, deferred compensation equivalent to the market value at the date of grant, less the $.10 per share of the purchase price, is amortized to compensation expense over the three-year vesting period. The amount of amortization for 1997 was $47. There was no amortization in 1998 and 1999.

The Company's 1992 Employee Stock Purchase Plan provides for the purchase of 2,550,000 shares of Common Stock by qualifying employees at a purchase price of 85% of the market value of the stock on the purchase date. During 1997, 1998 and 1999, participants in this plan purchased 136,700, 72,832 and 310,051 shares, respectively. Shares available for future purchases totaled 923,981 at December 31, 1999.

INCENTIVE COMPENSATION PLANS: During 1988, the Company established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 1997, 1998 and 1999 approximated $6,661, $9,505 and $8,336, respectively.

DEFERRED SAVINGS AND PROFIT SHARING PLAN: During 1984, the Company established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 15% of their salary to the plan. The Company makes discretionary contributions to the plan based on a percentage of contributions made by the eligible employees and profits of the Company. The Company's contributions vest after the employee has completed 42 months of service and for 1997, 1998 and 1999 amounted to approximately $3,156, $4,818 and $5,065, respectively.

J. COMMITMENTS AND CONTINGENCIES

The Company's corporate offices are located in Boston, Massachusetts. The building is leased from a partnership in which an officer, some directors, and shareholders of the Company are limited partners. The lease is for a term of twenty years at annual rentals considered to be at prevailing market rates and lasting through 2006. The Company is also required to pay specified percentages of annual increases in real estate taxes and operating expenses.

The Company leases additional office space and apartments under operating leases, some of which may be renewed for periods up to five years, subject to increased rentals. Rental expense for all of the Company's facilities amounted to approximately $13.0 million in 1997, $16.1 million in 1998 and $21.8 million in 1999. The Company is committed to minimum annual rental payments under all leases of approximately $18.9 million in 2000, $18.1 million in 2001, $15.5 million in 2002, $11.1 million in 2003 and an aggregate of $14.2 million from 2004 to 2006.

The Company is involved in litigation and various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes these litigation matters are without merit and intends to defend these matters vigorously.

K. INCOME TAXES

The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

The provision for income taxes consists of the following:

                                                 Years Ended December 31,
                                              1997         1998         1999
                                           ----------   ----------   ----------
Current:
  Federal                                  $   35,236   $   67,740   $   34,230
  State                                         8,161       15,499        9,283
  Foreign                                         211        5,121        1,230
                                           ----------   ----------   ----------
     Total                                     43,608       88,360       44,743

Deferred:
  Federal                                      (7,073)      (7,626)       3,570
  State                                           251       (2,717)         626
  Foreign                                         (74)        (210)         800
                                           ----------   ----------   ----------
    Total                                      (6,896)     (10,553)       4,996
                                           ----------   ----------   ----------
                                           $   36,712   $   77,807   $   49,739
                                           ==========   ==========   ==========

A reconciliation of the statutory income tax provision with the effective income tax provision is as follows:

                                                 Years Ended December 31,
                                              1997         1998         1999
                                           ----------   ----------   ----------

Federal income taxes at 35%                $   30,829   $   60,955   $   42,985
State income taxes,                             5,164        8,307        6,530
net of federal tax benefit
Merger related costs                               --        2,916           --
Tax credits                                       (35)          --           --
Other, net                                        754        5,629          224
                                           ----------   ----------   ----------
                                           $   36,712   $   77,807   $   49,739
                                           ==========   ==========   ==========

The components of the net deferred tax assets and liabilities are as follows:

                                                             Years Ended December 31,
                                                                 1998        1999
                                                              ---------    ---------
Current:
 Allowance for doubtful accounts and other reserves           $  14,206    $   3,687
 Employee medical benefits                                         (367)      (1,079)
 Accrued expenses                                                   946        3,741
                                                              ---------    ---------
Total current assets                                          $  14,785    $   6,349
                                                              =========    =========

Long-term:
 Customer based intangibles                                   $  (4,980)   $  (4,482)
 Amortization of intangible assets                               11,913       12,438
 Depreciation and other                                             117        3,449
                                                              ---------    ---------
Long-term assets (liabilities)                                $   7,050    $  11,405
                                                              =========    =========

The current component is included in prepaid expenses and other current assets on the balance sheet. The long-term component is included in the other assets on the balance sheet.

L.  BUSINESS ACQUISITIONS

Fiscal 1999

The operations of the companies and businesses acquired during fiscal 1999 have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

Amherst Consulting Group

In May 1999, the Company purchased substantially all of the assets of Amherst Consulting Group, Inc. ("Amherst") for approximately $8 million, including $2 million payable to the former owner in equal installments at the second and third anniversary of the purchase. Amherst is a privately held management consulting firm specializing in change management. The acquisition was accounted for by the purchase method of accounting. Accordingly, the assets acquired have been recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to identifiable intangibles and goodwill and is being amortized on a straight-line basis over a 3 to 15-year period.

Parallax Solutions Ltd.

In May 1999, the Company purchased the stock of Parallax Solutions Ltd. ("Parallax") for approximately $18.7 million. Parallax provides software services and is based in Conventry England. The acquisition of Parallax has been accounted for by the purchase method of accounting. Accordingly, the assets acquired have been recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to identifiable intangibles and goodwill and is being amortized on a straight-line basis over a 3 to 20-year period.

Anstec, Inc.

In December 1999, the Company purchased the outstanding stock of Anstec, Inc. ("Anstec") for approximately $4.6 million, including approximately $2.8 million issuable at the end of the contingency period defined in the purchase agreement. Anstec is a privately held information technology company that provides solutions to both the Federal Government and commercial enterprises. The acquisition of Anstec has been accounted for by the purchase method of accounting. Accordingly, the assets acquired have been recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to identifiable intangibles and goodwill and is being amortized on a straight-line basis over a 3 to 15-year period.

First Coast Systems, Inc.

In December 1999, the Company purchased substantially all of the assets of First Coast Systems, Inc. ("First Coast") for approximately $29.5 million, including approximately $2.7 million held in escrow issuable at the end of the contingency period defined in the purchase agreement and $3 million that may be issued based upon future earnings. First Coast is a privately held information technology company that provides software solutions for the healthcare industry. The acquisition of First Coast has been accounted for by the purchase method of accounting. Accordingly, the assets acquired have been recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to identifiable intangibles and goodwill and is being amortized on a straight-line basis over a 3 to 15-year period.

Other Acquisitions

During 1999, the Company completed three other acquisitions for approximately $9.9 million, including approximately $2 million and approximately 102,000 shares of Keane common stock that may be issued based upon future earnings. The acquisitions were accounted for by the purchase method accounting. Accordingly, the assets acquired have been recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired have allocated to identifiable intangibles and goodwill and is being amortized on a straight-line basis over a 3 to 15-year period.

Fiscal 1998

Omega Systems, Inc.

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

GSE Erudite Software, Inc.

On April 30, 1998, the Company purchased substantially all of the assets of GSE Erudite Software, Inc. The aggregate purchase price of this acquisition was approximately $9.8 million. The acquisition was accounted for by the purchase method of accounting. Accordingly, the assets acquired, including primarily customer-based intangibles and non-competition agreements have been recorded at their fair values at the date of acquisition. The customer-based intangibles and non-competition agreements are being amortized on a straight-line basis over periods ranging from three to five years.

Bricker & Associates, Inc.

On June 1, 1998, the Company completed its acquisition of Bricker & Associates, Inc. ("Bricker"), an operations improvement consulting firm, under an Agreement and Plan of Merger by and among the Company, Beta Acquisition Corp. and Bricker, whereby the Company agreed to acquire all of the outstanding capital stock and options of Bricker in exchange for approximately 2,336,196 million shares of Keane, Inc. common stock (the "merger"). The merger has been accounted for as pooling-of-interests.

During the quarter ended June 30, 1998, the Company incurred a $4.1 million charge to operations to reflect investment banking, legal, accounting and other professional fees associated with the Bricker transaction. Revenue and net income of the combined entities for the three-month period prior to the merger and the corresponding period in the prior year are presented in the following table. Prior to the merger, there were no inter-company transactions between the two companies.

                                                         Three months ended
                                                    March 31, 1998  March 31, 1997
Revenue
     Keane, Inc.                                       $ 209,162       $ 141,110
     Bricker & Associates, Inc.                            5,800           3,191
                                                       ---------       ---------
Combined revenue                                       $ 214,962       $ 144,301
                                                       =========       =========

Net income
     Keane, Inc.                                       $  19,080       $   9,848
     Bricker & Associates, Inc.                            1,846             168
                                                       ---------       ---------
Combined net income                                    $  20,926       $  10,016
                                                       =========       =========

On August 4, 1998, the Company acquired the issued and outstanding capital stock of Icom Systems Ltd ("Icom"), parent company of Icom Solutions Limited, a privately-held provider of information technology business solutions in Birmingham, England, and issued or reserved for issuance approximately 894,500 shares of Keane common stock in connection with the acquisition, 835,545 of which were issued in exchange for shares of Icom capital stock which Keane acquired at the closing of the transaction, and up to approximately 58,955 of which will be issuable upon the exercise of options to acquire shares of Keane common stock that Keane issued in exchange for certain options to acquire shares of Icom capital stock held by the Icom option holders. The merger has been accounted for as a pooling-of-interest.

During the quarter ended September 30, 1998, the Company incurred a $1.9 million charge to operations to reflect investment banking, legal, accounting and other professional fees associated with the Icom transaction. Revenue and net income of the combined entities for the six-month period prior to the merger and the corresponding period in the prior year are presented in the following table. Prior to the acquisition, there were no inter-company transactions between the two companies.

                                                           Six months ended
                                                    June 30, 1998   June 30, 1997
Revenue
     Keane, Inc.                                       $ 465,655      $ 299,795
     Icom Systems Ltd.                                    25,861         12,746
                                                       ---------      ---------
Combined revenue                                       $ 491,516      $ 312,541
                                                       =========      =========

Net income
     Keane, Inc.                                       $  41,594      $  21,450
     Icom Systems Ltd.                                     1,697            425
                                                       ---------      ---------
Combined net income                                    $  43,291      $  21,875
                                                       =========      =========

On October 9, 1998 the Company acquired all of the outstanding capital stock of Fourth Tier, Inc. ("Fourth Tier"), a privately-held provider of enterprise relationship management consulting services based in Los Angeles, California, in exchange for 915,571 shares of Keane, Inc. common stock. The merger has been accounted for as a pooling-of-interest.

During the quarter ended December 30, 1998, the Company incurred a $2.1 million charge to operations to reflect investment banking, legal, accounting and other professional fees associated with the Fourth Tier transaction. In addition, an additional charge for $1.7 million was incurred as a result of the requirement to convert Fourth Tier, Inc. from cash to accrual basis for tax reporting.

Revenue and net income of the combined entities for the nine-month period prior to the merger and the corresponding period in the prior year are presented in the following table. Prior to the acquisition, there were no inter-company transactions between the two companies.

                                                        Nine Months Ended
                                               September 30, 1998  September 30, 1997
Revenue
     Keane, Inc.                                     $ 772,056         $ 492,895
     Fourth Tier, Inc.                                  10,369             4,322
                                                     ---------         ---------
Combined revenue                                     $ 782,425         $ 497,217
                                                     =========         =========

Net income
     Keane, Inc.                                     $  68,568         $  34,637
     Fourth Tier, Inc.                                   4,205             2,179
                                                     ---------         ---------
Combined net income                                  $  72,773         $  36,816
                                                     =========         =========

M.  BANK DEBT

In July 1995, the Company secured a $20 million demand line of credit from a major Boston bank, and expires in May of 2000. Borrowings will bear interest at the bank's base rate (the prime rate). There were no borrowings under this line during 1998 or 1999.

N.  EARNINGS PER SHARE

A summary of the Company's calculation of earnings per share is as follows:

                                                                       Years Ended December 31,
                                                                    1997         1998         1999
                                                                 ----------   ----------   ----------
                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income                                                       $   51,371   $   96,349   $   73,074
Weighted average number of common shares
   Outstanding used in calculation of basic earnings per
   Share                                                             70,096       71,053       71,571
Incremental shares from the assumed exercise of
   Dilutive stock options                                             1,507        1,231          824
                                                                 ----------   ----------   ----------
Weighted average number of common shares
   Outstanding used in calculation of diluted earnings
   Per share                                                         71,603       72,284       72,395
                                                                 ==========   ==========   ==========
Earnings per share
   Basic                                                         $      .73   $     1.36   $     1.02
                                                                 ==========   ==========   ==========
   Diluted                                                       $      .72   $     1.33   $     1.01
                                                                 ==========   ==========   ==========

For the period ending December 31, 1999, there were 950,315 options for common stock, which were excluded because they were anti-dilutive.

O.  RESTRUCTURING CHARGE

In the fourth quarter of 1999, the Company recorded a restructuring charge of $13.7 million. Of this charge $3.8 million related to a workforce reduction of approximately 600 employees, primarily consultants. In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off $4.8 million of impaired assets, which included the carrying value of specific assets associated with these branch offices, and incurred charges of $3.8 million for branch closings and $1.3 million for payments to certain employees.

A summary of the restructuring charge is as follows:

                                                   Branch
                      Workforce     Impaired       Office     Payments to
                      Reduction      Assets       Closures  Certain Employees  Total
Special charge        $  3,800      $  4,753      $  3,800      $  1,300     $ 13,653

Cash expenditures       (1,000)           --            --            --       (1,000)

Non cash charges            --        (4,753)         (819)           --       (5,572)
                      --------      --------      --------      --------     --------

Balance 12/31/99      $  2,800      $     --      $  2,981      $  1,300     $  7,081
                      ========      ========      ========      ========     ========

P.  SUBSEQUENT EVENT

The Company announced on February 10, 2000 that it intends to repurchase up to two million shares of its Common Stock lasting until February 9, 2001. The Company will use the shares for its stock plans and other general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Directors and Executive Officers of the Company" in Part I hereof, and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2000 (the "2000 Proxy Statement") under the caption "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated herein by reference to the Company's 2000 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is incorporated herein by reference to the Company's 2000 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated herein by reference to the Company's 2000 Proxy Statement under the caption "Certain Related Party Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

The following consolidated financial statements are included in Part II, Item 8:

                                                                         Page(s)

Reports of Independent Auditors...........................................21-22

Consolidated Balance Sheets as of December 31, 1998 and 1999.................23

Consolidated Statements of Income
For the Years Ended December 31, 1997, 1998 and 1999.........................24

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1997, 1998 and 1999.........................25

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997, 1998 and 1999.........................26

Notes to Consolidated Financial Statements................................27-38

(b) Exhibits

The Exhibits set forth in the Exhibit Index are filed as part of this Annual Report.

(c) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    KEANE, INC.
                                                    (Registrant)

                                                    s/s John F Keane
                                                    ----------------
                                                    By:  John F. Keane
                                                    Chairman, President, and
                                                    Chief Executive Officer

Date:      March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/s  John F. Keane              March 23, 2000        s/s John J. Leahy                      March 23, 2000
----------------------------                          ----------------------------------
John F. Keane                                         John J. Leahy
Chairman, President, and                              Senior Vice President and
Chief Executive Officer                               Chief Financial Officer
                                                      (Principal Financial Officer)
                                                      (Principal Accounting Officer)

s/s  Brian T. Keane             March 23, 2000        s/s John F. Keane, Jr.                 March 23, 2000
----------------------------                          ----------------------------------
Brian T. Keane                                        John F. Keane, Jr.
Executive Vice President,                             Executive Vice President,
Office of the President,                              Office of the President,
and Director                                          and Director

s/s  John F. Rockart            March 23, 2000        s/s  Robert A. Shafto                  March 23, 2000
----------------------------                          ----------------------------------
John F. Rockart                                       Robert A. Shafto
Director                                              Director

s/s  Philip J. Harkins          March 23, 2000        s/s  Winston R. Hindle, Jr.            March 23, 2000
----------------------------                          ----------------------------------
Philip J. Harkins                                     Winston R. Hindle, Jr.
Director                                              Director

Exhibit Index

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

*10.10 Amendment to 1998 Equity Incentive Plan.

*10.11 1992 Employee Stock Purchase Plan is incorporated herein by reference to
       Exhibit 10.10 to the 1992 Form 10-K.

10.12 Lease dated February 20, 1985, between the Registrant and Jonathan G. Davis, as Trustee of City Square Development Trust (the "Trust"), is incorporated herein by reference to Exhibit 10.6 to the Registration Statement.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(A) and (C) of this report.

10.13 First Amendment of Lease dated March 19, 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

10.14 Second Amendment of Lease dated November 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

10.15 Documents relating to the Demand Lines of Credit with Shawmut Bank, N.A. and the First National Bank of Boston (the "Banks") are incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995:

(a) Demand Money Market Promissory Note dated as of May 1, 1995, in the amount of $10,000,000, between the Registrant and Shawmut Bank.

(b) Loan Agreement dated July 20, 1995, in the amount of $10,000,000, between the Registrant and Bank of Boston.

21.    Schedule of Subsidiaries of the Registrant.......................Ex 21-1

23.1   Consent of Ernst & Young LLP.....................................Ex 23-1

23.2   Consent of PriceWaterhouseCoopers LLP............................Ex 23-2

27.10  Financial Data Schedule for the year ended December 31,
       1999.............................................................Ex 27-10