Form 10-Q
period 2000-03-31
KEANE INC
filed 2000-05-12
CIK 54883

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NUMBER 1-7516

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

As of March 31, 2000, the number of issued and outstanding shares of Common Stock (excluding 2,539,561 shares held in treasury) and Class B Common stock are 69,906,444 and 284,987 shares, respectively.

KEANE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months ended March 31, 2000 and 1999.......................................................................................................3

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.........................................4

Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999.......................................................................................................5

Notes to Unaudited Financial Statements........................................................................6

Management's Discussion and Analysis of Financial Condition and Results of Operations..........................8

Part II - Other Information...................................................................................12

Signature Page................................................................................................13

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                 THREE MONTHS ENDED MARCH 31,
                                                                        2000          1999
Total revenues                                                        $216,208      $285,004

Salaries, wages and other direct costs                                 154,574       183,894
Selling, general and administrative expenses                            51,254        49,583
Amortization of goodwill and other intangible assets                     2,889         1,976
                                                                      --------      --------

     Operating income                                                    7,491        49,551

Interest and dividend income                                             2,143         1,835
Interest expense                                                           186           ---
Other expenses, net                                                        183           239
                                                                      --------      --------

     Income before income taxes                                          9,265        51,147

Provision for income taxes                                               3,754        20,969
                                                                      --------      --------

     Net income                                                       $  5,511      $ 30,178
                                                                      ========      ========

Net income per share (basic)                                          $   0.08      $   0.42
                                                                      ========      ========
Net income per share (diluted)                                        $   0.08      $   0.42
                                                                      ========      ========

Weighted average common  shares outstanding (basic)                     71,011        71,553
                                                                      ========      ========
Weighted average common and common share equivalents                    71,686        72,392
outstanding (diluted)                                                 ========      ========








The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  (IN THOUSANDS)
                                                         MARCH 31, 2000     DECEMBER 31, 1999
Assets
Current:
         Cash and cash equivalents                          $  62,627           $  53,018
         Short term investments                                 8,674               8,582
         Accounts receivable, net:
           Trade                                              186,954             213,767
           Other                                                2,332               2,248
         Prepaid expenses and other current assets             19,710              19,845
                                                            ---------           ---------
                  Total current assets                        280,297             297,460

Long-term investments                                          82,720              81,163
Property and equipment, net                                    26,600              27,330

Intangible assets, net                                         93,436              93,885
Other assets, net                                              11,733              14,987
                                                            ---------           ---------
                                                            $ 494,786           $ 514,825
                                                            =========           =========
Liabilities
Current:
         Accounts payable                                       9,249              18,500
         Accrued expenses and other liabilities                31,591              35,466
         Accrued compensation                                  31,414              18,288
         Notes payable                                          7,368               7,564
         Accrued income taxes                                   3,194                 ---
         Unearned income                                        5,504               8,369
         Current capital lease obligations                      1,200               1,080
                                                            ---------           ---------

                  Total current liabilities                    89,520              89,267

Long-term portion of capital lease obligations                  2,219               2,610
Notes payable                                                      91                 149

Stockholders' Equity

Common stock                                                    7,245               7,208
Class B common stock                                               29                  29
Additional paid-in capital                                    123,841             120,810
Accumulated other comprehensive income                         (2,152)             (2,027)
Retained earnings                                             329,131             323,620
Less treasury stock                                           (55,138)            (26,841)
                                                            ---------           ---------
                  Total stockholders' equity                  402,956             422,799
                                                            ---------           ---------

                                                            $ 494,786           $ 514,825
                                                            =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        (IN THOUSANDS)
                                                                                 THREE  MONTHS ENDED MARCH 31,
Cash flows from Operating Activities:                                               2000               1999
Net Income                                                                        $  5,511           $ 30,178
Adjustments  to  reconcile  net  income to net cash  used for  operating activities:
         Depreciation and amortization                                               4,503              5,845
         Deferred income taxes                                                         381             (1,473)
         Provision for doubtful accounts                                             1,231             (1,968)
         Loss on sale of property and equipment                                        489                ---
     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                 25,498            (27,393)
         Decrease  in prepaid expenses and other assets                              2,879              6,510
         Decrease in accounts payable, accrued expenses and other                   (2,865)           (18,116)
         liabilities, and unearned revenue
         Increase in income taxes payable                                            3,194              6,665
                                                                                  --------           --------

         Net cash provided by operating activities                                  40,821                248
                                                                                  --------           --------

Cash flows from Investing Activities:
         Purchase of investments                                                    (8,827)           (17,828)
         Sale of investments                                                         7,178             16,373
         Purchase of property and equipment                                         (3,844)            (3,100)
         Proceeds from the sale of property and equipment                               35                  2
         Payments for current acquisitions                                             ---             (3,181)
                                                                                  --------           --------

         Net cash used for investing activities                                     (5,458)            (7,734)
                                                                                  --------           --------

Cash flows from Financing Activities:
         Payments under long-term debt                                                (254)               ---
         Principal payments under capital lease obligations                           (271)               (41)
         Proceeds from issuance of common stock                                      5,598              5,706
         Repurchase of common stock                                                (30,827)               ---
                                                                                  --------           --------

         Net cash provided by (used for) financing activities                      (25,754)             5,665
                                                                                  --------           --------

         Net increase (decrease) in cash and cash equivalents                        9,609             (1,821)
         Cash and cash equivalents at beginning of period                           53,018             51,696
                                                                                  --------           --------
         Cash and cash equivalents at end of period                               $ 62,627           $ 49,875
                                                                                  ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting policies for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                  The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2. Computation of Earnings Per Share for quarters ended March 31, 2000 and 1999.


                                                  THREE MONTHS ENDED MARCH 31,
                                                     2000             1999
Net income                                         $ 5,511          $30,178

Weighted average number of                          71,011           71,553
common shares outstanding used in
calculation of basic earnings per share

Incremental shares from the assumed                    675              839
exercise of dilutive stock options

Weighted average number of                          71,686           72,392
common shares outstanding used in
calculation of diluted earnings per share

Earnings per share

Basic                                              $  0.08          $  0.42
                                                   =======          =======

Diluted                                            $  0.08          $  0.42
                                                   =======          =======

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3. The Company offers an integrated mix of end-to-end business solutions, such as Business and IT consulting (plan), e-Solutions including e-architecture, online branding, development and integration (Build), and Application Development and Management Outsourcing (Manage). Approximately 96% of the Company's revenues were derived from these offerings, with the balance from the healthcare industry. Effectively, the Company operates in one reportable segment.

Note 4. Total comprehensive income, (i.e. net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders equity) for the first quarter of fiscal 2000 and fiscal 1999 was $ 5.4 million and $ 30.3 million, respectively.

Note 5. In the fourth quarter of 1999, the Company recorded a restructuring charge of $13.7 million. Of this charge $3.8 million related to a workforce reduction of approximately 600 employees, primarily consultants. In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off $4.8 million of impaired assets, which included the carrying value of specific assets associated with these branch offices, and incurred charges of $3.8 million for branch closings and $1.3 million for payments to certain employees.

         A summary of first quarter activity with respect to the restructuring charge is as follows:

                                           Branch
                         Workforce         Office        Payments to
                         Reduction        Closures    Certain Employees     Total
                         ---------        --------    -----------------     -----
Balance 12/31/99           $2,800          $2,981          $1,300          $7,081

Cash expenditures          $2,033          $  197          $1,300          $3,530
                           ------          ------          ------          ------
Balance 03/31/00           $  767          $2,784          $    0          $3,551
                           ======          ======          ======          ======

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

RESULTS OF OPERATIONS

The Company's revenues for the first quarter of 2000 were $216.2 million, a 24.1% decrease from revenues of $285.0 million in the first quarter of 1999. First quarter 2000 revenues includes all prior year acquisitions. The decrease in revenue was primarily due to the anticipated and rapid decline of Y2K compliance revenue. Y2K-related revenue declined 93.2% to $5.4 million for the first quarter of 2000 versus $80.0 million for the first quarter of 1999, and decreased 77.5% from $24 million during the fourth quarter of 1999. The Company believes that, as of March 31, 2000, it recognized its final Y2K related revenues. Keane's core Plan, Build, Manage revenues for the first quarter of 2000, excluding Y2K compliance, was $211.0 million, up 3.0% from the first quarter of 1999 and up 8.0% from the fourth quarter of 1999. Although Keane's core business experienced positive growth, it was negatively impacted for much of the quarter by an industry-wide Y2K-related deferral of many new development projects during the first quarter of 2000. Despite this deferral of spending, Keane's Internet-related business increased to an annualized run rate of $138.0 million, an increase of 82.0% from the first quarter of 1999 and up 17.0% from the fourth quarter of 1999.

First quarter 2000 revenues from the Company's Plan Services were $31.4 million, up 20.3% from Plan revenues of $26.1 million for the first quarter last year, and an increase of 20.7% from the fourth quarter of 1999. Plan revenue is primarily comprised of business innovation consulting and IT consulting services, which assist companies to develop new strategies, business processes, organizational structures and IT infrastructures, to leverage the Internet and position themselves within the new digital economy. First quarter 2000 revenues from the Company's Build Services were $79.6 million, a 1.7% decrease from the first quarter of 1999 revenues of $81.0 million, and a 1.1% increase from the fourth quarter of last year. Build revenues primarily consists of implementing e-solutions, e-Customer Relationship Management systems, e-Architecture and data-warehousing services, custom application development projects and licensing and implementing the Company's proprietary suite of hospital and long-term care application software products. First quarter 2000 revenues from the Company's Manage Services were $99.8 million, up 8.6% from $91.9 million during the first quarter of 1999, and up 12.0% from the fourth quarter of last year. Manage revenue primarily consist of Application Development and Management (ADM) Outsourcing services, Call Center Outsourcing, and dot.com Outsourcing services.

Salaries, wages and other direct costs for the first quarter of 2000 were $154.6 million, or 71.5% of revenues, compared to $183.9 million, or 64.5% of revenues, for the first quarter of 1999, an increase of 700 basis points. This increase as a percentage of revenues were primarily a result of lower utilization of billable employees caused by a decline in revenues associated with the Y2K transition.

Selling, General & Administrative ("SG&A") expenses for the first quarter of 2000 were $51.3 million, or 23.7% of revenues, compared to $49.6 million, or 17.4% of revenues, for the first quarter last year, an increase of 630 basis points. This increase as a percentage of revenue is primarily attributable to the decrease in revenues, and continued investments the Company is making in the development and marketing of its core service offerings.

Amortization of goodwill and other intangible assets for the first quarter of 2000 was $2.9 million, or 1.3% of revenues, compared to $2.0 million, or 0.7% of revenues in the first quarter of 1999. The increase in amortization was attributable to additional intangible assets as a result of the Company's acquisitions of First Coast Systems and Anstec in late December of 1999.

Interest and dividend income totaled $2.1 million for the first quarter of 2000, compared to $1.8 million for the same period last year. The increase in interest and dividend income was attributable to an increase in investments. Interest and other expenses for the first quarter of 2000 was $0.4 million and for the first quarter of 1999 totaled $0.2 million.

Pre-tax income for the first quarter of 2000 was $9.3 million, or 4.3% of revenue, down 81.8% from pre-tax income of $51.1 million, or 17.9% of revenues, in the first quarter of 1999.

The Company's effective tax rate for the first quarter of 2000 was 40.5% compared to 41.0% for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments at the end of the first quarter increased to $154.0 million from the year end balance of $142.8 million. This increase was primarily attributable to net income and decreases in accounts receivable, offset in part by decreases in accounts payable and accrued expenses. On February 10, 2000, the Company's Board of Directors authorized a share repurchase program for the repurchase of up to 2,000,000 shares of Common Stock through February 9, 2001. During the first quarter, the Company purchased 1,302,000 common shares at a cost of approximately $30.8 million. The Company continues to believe that its shares are significantly undervalued at prevailing market prices. The Company paid down $ 3.5 million associated with the fourth quarter restructuring charge. The payments were primarily related to severance. The Company maintains and has available a $20 million unsecured demand line of credit with a major Boston bank for operations and acquisitions opportunities. There was no borrowing under this line during the first quarter of 2000.

IMPACT OF INFLATION AND CHANGING PRICES

Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to the clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company was able to increase its billing rates over its increases in direct labor costs in the first quarter. This is due primarily to the Company's increase in strategic services such as business innovation consulting and e-solutions, in which the high value of services commands higher rates.

YEAR 2000 ISSUES

Although the transition from 1999 to 2000 has passed and Keane is not aware of any unresolved Year 2000 problems relating to the services provided by Keane, its internal systems, the products developed by Keane's Healthcare Solutions Practice or third party products used by Keane in its Healthcare Solutions Practice, it is possible that Year 2000 problems could be discerned in the future and that such problems could have a material adverse effect on Keane's business, financial condition and prospects.

Keane has in the past devoted significant resources to, and earned significant revenue from, providing services to its clients to address the Year 2000 problem. Keane believes that, as of March 31, 2000, it recognized its final Y2K related revenues and expects that it will have no material Y2K related revenues after the first quarter of 2000. Further, Keane's services addressing the Year 2000 problem involve key aspects of its client's computer systems. A failure in a client's system could result in a claim for substantial damages against Keane, regardless of Keane's responsibility for the failure. Keane could incur substantial costs in connection with any resulting litigation, regardless of the outcome.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Risks Relating to Acquisitions. In the past five years, Keane has grown significantly through acquisitions. Since January 1, 1999, Keane has completed the acquisitions of Emergent Corporation in San Mateo, California; Amherst Consulting Group, Inc, in Boston, Massachusetts; Advanced Solutions Inc. in New York, New York; Anstec, Inc. of Maclean, Virginia; First Coast Systems, Inc. of Jacksonville, Florida; Jamison/Gold, LLC, of Marina Del Ray, California and Parallax Solutions Limited, of Birmingham, England. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering such opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. Also, even if a definitive agreement is reached, there is no assurance that any future acquisition will be completed.

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

The process of integrating acquired companies into Keane's existing business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which Keane might otherwise devote to its existing business. Also, the process may require significant financial resources that Keane might otherwise allocate to other activities, including the ongoing development or expansion of Keane's existing operations. Finally, future acquisition could result in Keane having to incur additional debt and/or contingent liabilities. All of these possibilities might have a material adverse effect on Keane's business, financial condition and result of operations.

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

Keane has devoted significant resources to, and earned significant revenue from, providing services to address the Year 2000 problem. Keane believes that, as of March 31, 2000, it recognized its final Y2K related revenues and expects that it will have no material Y2K related revenues after the first quarter of 2000. Further, Keane's services addressing the Year 2000 problem involve key aspects of its client's computer systems. A failure in a client's system could result in a claim for substantial damages against Keane, regardless of Keane's responsibility for the failure. Keane could incur substantial costs in connection with any resulting litigation, regardless of the outcome.

International Operations. In August 1998, Keane commenced operations in the United Kingdom with its acquisition of Icom Systems Ltd, now known as Keane Limited. These operations were expanded with Keane's acquisition of Parallax Solutions Ltd. in May 1999. Keane's international operations will be subject to political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, and changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period to period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

Quantitative and Qualitative Disclosures about Market Risks. Market risks were reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material changes in these risks since the end of the year.

KEANE, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION



Item 5.  Other Information.

         The Company announced on February 10, 2000 that its Board of Directors has authorized the Company to repurchase up to two million shares of its Common Stock during the 12-month period ending February 9, 2001. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. The Company expects to use any shares repurchased for its stock plans, employee stock purchase and stock benefit plans, and other general corporate purposes.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits - None

         (b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

-------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                KEANE, INC.
                                                (Registrant)


Date: May 11, 2000                           \s\ John F. Keane
          --------                           -----------------
                                             John F. Keane
                                             Chairman
                                             (Principal Executive Officer)

Date: May 11, 2000                           \s\ John J. Leahy
          --------                           -----------------
                                             John J. Leahy
                                             Vice President, Finance
                                             (Principal Financial and Accounting
                                             Officer)