Form 10-K/A
period 1999-12-31
KEANE INC
filed 2000-06-06
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                  Form 10-K/A

      Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999      Commission file number 1-7516
                          -----------------                             ------

                                  KEANE, INC
                                  ----------
            (Exact Name of Registrant as Specified in Its Charter)

Massachusetts                                     04-2437166
-------------                                     ----------
(State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                 Identification Number)

Ten City Square, Boston, Massachusetts            02129
--------------------------------------            -----
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No ___
                                                -----

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

Documents Incorporated by Reference. The Registrant has filed a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, used in connection with the Registrant's Annual Meeting of Stockholders held on May 31, 2000. The information required in response to Items 10-13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

This Amendment No. 1 on Form 10-K/A amends and restates Item 10 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2000 by Keane, Inc., a Massachusetts corporation (the "Company").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Directors and Executive Officers of the Company" in Part I hereof, and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2000 (the "2000 Proxy Statement") under the caption "Election of Directors." Except as described below, the Company is not aware of any executive officer, director or principal stockholder who failed to comply with filing requirements under Section 16 of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 1999. On a Form 4 filed June 6, 2000, John F. Keane, Jr., as officer of the Company, reported a gift of 5,942 shares of Common Stock which occurred in April 1999 and a correction of 12,500 shares of Common Stock which was filed previously on Form 4.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KEANE, INC.
                                           (Registrant)

                                           /s/ John F. Keane
                                           ------------------------
                                           By:  John F.  Keane
                                           Chairman, President, and
                                           Chief Executive Officer


Date: June 7, 2000