Form 10-Q
period 2000-06-30
KEANE INC
filed 2000-08-07
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 2000
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

As of June 30, 2000, the number of issued and outstanding shares of Common Stock (excluding 3,109,486 shares held in treasury) and Class B Common Stock were 69,336,615 and 284,891 shares, respectively.

KEANE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part I - Financial Information

Consolidated Statements of Income for the three months and
six months ended June 30, 2000 and 1999 (unaudited)....................  3

Consolidated Balance Sheets as of June 30, 2000 (unaudited)
and December 31, 1999..................................................  4

Consolidated Statements of Cash Flows for six months
ended June 30, 2000 and 1999 (unaudited)...............................  5

Notes to Unaudited Financial Statements................................  6

Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................  8

Part II - Other Information............................................ 14

Signature Page......................................................... 16

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30                         JUNE 30
                                                                    2000              1999          2000          1999

Total revenues                                                  $221,799          $280,465      $438,007      $565,469

Salaries, wages and other direct costs                           155,232           180,806       309,806       364,700
Selling, general and administrative expenses                      52,194            53,917       103,448       103,500
Amortization of goodwill and other intangible assets               2,720             2,306         5,609         4,282
                                                                --------          --------      --------      --------
     Operating income                                             11,653            43,436        19,144        92,987

Investment income                                                  2,163             1,807         4,306         3,642
Interest expense                                                     146                             332
Other expenses, net                                                  270               482           453           721
                                                                --------          --------      --------      --------

     Income before income taxes                                   13,400            44,761        22,665        95,908

Provision for income taxes                                         5,425            18,128         9,179        39,097
                                                                --------          --------      --------      --------

     Net income                                                 $  7,975          $ 26,633      $ 13,486      $ 56,811
                                                                ========          ========      ========      ========

Net income per share (basic)                                        $.11              $.37          $.19          $.79
                                                                ========          ========      ========      ========

Net income per share (diluted)                                      $.11              $.37          $.19          $.78
                                                                ========          ========      ========      ========

Weighted average common shares outstanding (basic)                70,103            71,684        70,595        71,623

Weighted average common shares and common share                   70,671            72,481        71,216        72,451
 equivalents outstanding (diluted)



                       The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                (IN THOUSANDS)
                                                                   JUNE 30, 2000         DECEMBER 31, 1999
Assets                                                              (UNAUDITED)
Current:
     Cash and cash equivalents                                            $ 40,661                   $ 53,018
     Short term investments                                                 13,407                      8,582
     Accounts receivable, net
          Trade                                                            189,688                    213,767
          Other                                                                767                      2,248
     Prepaid expenses and other current assets                              17,294                     19,845
                                                                          --------                   --------
          Total current assets                                             261,817                    297,460

Long term investments                                                       78,055                     81,163
Property and equipment, net                                                 26,181                     27,330
Intangible assets, net                                                      90,179                     93,885
Other assets, net                                                           15,444                     14,987
                                                                          --------                   --------
                                                                          $471,676                   $514,825
                                                                          ========                   ========
Liabilities
Current:
     Accounts payable                                                     $  8,519                   $ 18,500
     Accrued compensation                                                   29,338                     35,466
     Accrued expenses and other liabilities                                 21,473                     18,288
     Notes payable                                                           6,925                      7,564
     Accrued income taxes                                                    4,829
     Unearned income                                                         4,595                      8,369
     Capital lease obligations                                               1,077                      1,080

          Total current liabilities                                         76,756                     89,267

Long-term portion of capital lease obligations                               1,902                      2,610
Notes payable                                                                  ---                        149

Stockholders' Equity
     Common Stock                                                            7,245                      7,208
     Class B Common Stock                                                       28                         29
     Additional paid-in capital                                            122,546                    120,810
     Accumulated other comprehensive income                                 (3,132)                    (2,027)
     Retained earnings                                                     337,106                    323,620
     Less treasury stock                                                   (70,775)                   (26,841)
                                                                          --------                   --------
          Total stockholders' equity                                       393,018                    422,799
                                                                          --------                   --------

                                                                          $471,676                   $514,825
                                                                          ========                   ========

                       The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    (IN THOUSANDS)
                                                                                SIX  MONTHS ENDED JUNE 30,
Cash flows from operating activities:                                                  2000                  1999

Net income                                                                         $ 13,486              $ 56,811
Adjustments to reconcile net income to net cash provided by (used for) operating activities
  Depreciation and amortization                                                      14,419                11,717
  Deferred income taxes                                                              (3,091)               (4,828)
  Provision for doubtful accounts                                                    (3,732)                1,285
  (Gain) Loss on disposal of fixed assets                                             1,095                    33
  (Increase) decrease in accounts receivable                                        29,292               (21,037)
  Decrease in prepaid expenses and other assets                                       4,081                 3,238
  Increase (decrease) in income taxes payable                                         4,827               (10,751)
  Decrease in accounts payable, accrued expenses,
    and other current liabilities                                                   (16,698)              (19,221)
                                                                                   --------              --------
 Net cash provided by operating activities                                           43,678                17,247

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments                                                            (14,376)              (46,478)
 Sale of investments                                                                 12,659                42,777
 Purchase of property and equipment                                                 (10,706)               (8,241)
 Proceeds from sale of assets                                                            48                    44
 Payment for acquisitions                                                               ---               (20,984)
                                                                                   --------              --------
 Net cash (used for) investing activities                                           (12,375)              (32,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) under long term-debt, net                                       (786)                5,441
 Principal payments under capital lease obligations                                    (712)                 (367)
 Repurchase of common stock, net                                                    (43,934)               (4,771)
 Proceeds from issuance of common stock                                               1,772                 6,650
                                                                                   --------              --------
 Net cash provided by financing activities                                          (43,660)                6,953

Net  decrease in cash and cash equivalents                                          (12,357)               (8,682)
Cash and cash equivalents, beginning of period                                       53,018                51,696
                                                                                   --------              --------
Cash and cash equivalents at end of period                                         $ 40,661              $ 43,014
                                                                                   ========              ========

                       The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting policies for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company's financial condition as of the date of the interim balance sheet have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2. Computation of earnings per share for the three months and six months ended June 30, 2000 and 1999.

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                         JUNE 30
                                                       2000            1999            2000            1999

Net income                                          $ 7,975         $26,633         $13,486         $56,811

Weighted average number of common                    70,103          71,684          70,595          71,623
 shares outstanding used in calculation
 of basic earnings per share

Incremental shares from the assumed                     568             797             621             828
 exercise of dilutive stock options

Weighted average number of common shares             70,671          72,481          71,216          72,451
 outstanding used in calculation of
 diluted earnings per share

Earnings per share
             Basic                                  $   .11         $   .37         $   .19         $   .79
                                                    =======         =======         =======         =======

             Diluted                                $   .11         $   .37         $   .19         $   .78
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

Note 4. Total comprehensive income, (i.e. net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders equity) for the second quarter of fiscal 2000 was $7.0 million and $12.4 million year to date, and for second quarter of fiscal 1999 was $27.0 million and $57.3 million year to date.

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

          A summary of first and second quarter activity with respect to the restructuring charge is as follows:

                                         Branch
                            Workforce    Office       Payments to
                            Reduction   Closures   Certain Employees  Total
                            ----------  ---------  -----------------  ------
Balance 12/31/99               $2,800     $2,981              $1,300  $7,081

Cash Expenditures               2,033        197               1,300   3,530

Balance 03/31/00                  767      2,784                   0   3,551

Cash expenditures                (767)                                  (767)
                               ------
Miscellaneous Adjustment                     151                         151
                                          ------                      ------
Balance 06/30/00               $    0     $2,935              $    0  $2,935

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

RESULTS OF OPERATIONS
---------------------

The Company's revenue for the second quarter of 2000 was $221.8 million, a 20.9% decrease from $280.5 million in the second quarter of 1999, due to the anticipated and rapid decline of Y2K compliance revenue. Y2K-related revenue declined 100% to $0 million for the second quarter 2000, as compared to $61.1 million for the second quarter of 1999 and decreased 77.5% sequentially from $24 million during the fourth quarter of last year. The Company believes it has now completed recognizing any Y2K-related revenue, and anticipates no such revenue in subsequent quarters. However, Keane's total revenue for the second quarter were up 3% sequentially and core Plan, Build, Manage revenue, excluding Y2K compliance, were up 5% from the first quarter of this year. For the first six months of 2000 plan, build and manage revenues, were $432.6 million, an increase of 2.0% from the six months of last year revenue of $424.4 million. Keane's Internet-related business increased to an annualized run rate of $159 million, an increase of 86% from the second quarter of 1999 and up 15% sequentially from the first quarter of this year.

Second quarter 2000 revenue from the Company's Plan Services was $27.4 million, down from Plan revenue for the second quarter last year of $29.1 million, and down 12.7% sequentially from the first quarter of this year. Plan revenue is primarily comprised of business innovation consulting and IT consulting services, which assist companies to develop new strategies, business processes, organizational structures and IT infrastructures, to leverage the Internet and position themselves within the new digital economy. Second quarter 2000 revenue from the Company's Build Services was $81.7 million representing, a 7.1% decrease from second quarter 1999 revenue of $87.9 million., and a 2.6% increase sequentially from the first quarter of this year. Build revenue primarily consists of implementing e-solutions, e-Customer Relationship Management systems, e-architecture and data-warehousing services, custom application development projects and licensing and implementing the Company's proprietary suite of hospital and long-term care application software products. Second quarter 2000 revenue from the Company's Manage services was $112.7 million, up 17.4% from $96.0 million during the second quarter 1999, and up 12.9% sequentially from $99.8 million during the first quarter of this year. Manage revenue primarily consists of Application Development and Management (ADM) Outsourcing services, Call Center Outsourcing, and dot.com Outsourcing services.

Salaries, wages and other direct costs for the second quarter of 2000 were $155.2 million, or 70.0% of revenue, compared to $180.8 million, or 64.5% of revenue, for the second quarter of 1999, an increase of 550 basis points. Salaries, wages and other direct costs for the first six months of 2000 were $309.8 million, or 70.7%, of revenue, compared to $364.7 million, or 64.5% of revenue, during the same period last year. These increases as a percentage of revenue are primarily a result of lower utilization of billable employees caused by the cessation of Y2K related revenue and the decline of other revenues.

Selling, General & Administrative ("SG&A") expenses for the second quarter of 2000 were $52.2 million, or 23.5% of revenue, compared to $53.9 million, or 19.2% of revenue, for the second quarter last year, an increase of 430 basis points. SG&A expenses for the six months of 2000 and 1999 were approximately $103.5 million, or 23.6% of revenue for the six months of 2000 and 18.3% for 1999. The quarterly increase as a percentage of revenue was primarily attributable to the decrease in revenues, and continued investments by the Company in the development and marketing of its core service offerings.

Amortization of goodwill and other intangible assets for the second quarter of 2000 was $2.7 million, or 1.2% of revenue, compared to $2.3 million, or 0.8% of revenue, in the second quarter of 1999. Amortization of goodwill and capitalized acquisitions costs for the first six months of 2000 were $5.6 million, or 1.3% of revenue, compared to $4.3 million, or .8% of revenue, for the same period last year. The increase in amortization was attributable to additional intangible assets as a result of the Company's acquisitions of First Coast Systems, Inc. and Anstec Inc. in December of 1999.

Interest and dividend income totaled $2.2 million for the second quarter of 2000, compared to $1.8 million for the same period last year. The increase in interest and dividend income was attributable to an increase in investments. Interest and other expenses for the second quarter of 2000 was $0.3 million, compared to $0.5 million for the same period last year.

The Company's effective tax rate for the second quarter of 2000 and 1999 was 40.5%.

Net income and earnings per share for the second quarter of 2000 were $8.0 million and $0.11 per share diluted, respectively, compared to $26.6 million and $0.37 per share diluted, respectively for the second quarter last year.

In the fourth quarter of 1999, the Company recorded a restructuring charge of $13.7 million. Of this charge, $3.8 million related to a workforce reduction of approximately 600 employees, primarily consultants. In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off $4.8 million of impaired assets, which included the carrying value of specific assets associated with these branch offices, and incurred charges of $3.8 million for branch closings and $1.3 million for payments to certain employees.

The fiscal 2000 activity against the accrued restructuring charge has proceeded as planned by management. Refer to Note 5 to the Unaudited Interim Financial Statements for a summary of this activity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and investments at the end of the second quarter of 2000 decreased to $132.1 million as compared to a balance of $154.0 million at the close of the first quarter. This decrease was primarily attributable to the repurchase of the Company's stock. On February 10, 2000, the

Company's Board of Directors authorized the repurchase of up to 2,000,000 million shares of Common Stock lasting until February 9, 2001. During the second quarter, the Company purchased 698,000 shares completing its 2,000,000 million share authorization at a cost of approximately $49.8 million, or an average price of $24.66 per share. The Company currently intends to continue to repurchase shares of common stock pursuant to a new repurchase program authorized by its Board of Directors on July 24, 2000. See "Part II.- Other Information- Item 5. Other Information." The Company maintains and has available a $20 million unsecured demand line of credit with a major Boston bank for operations and acquisitions opportunities.

Based on the Company's current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current capital requirements at least in the next twelve months.

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

YEAR 2000 ISSUES
----------------

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

Keane has in the past devoted significant resources to and earned significant revenue from, providing services to its clients to address the Year 2000 problem. Keane believes that, as of June 30, 2000, it recognized its final Y2K related revenues and expects that it will have no Y2K related revenues after the second quarter of 2000. Further, Keane's services addressing the Year 2000 problem involve key aspects of its client's computer systems. A failure in a client's system could result in a claim for substantial damages against Keane, regardless of Keane's responsibility for the failure. Keane has not been notified of any potential such claims, but cannot provide any assurance that such claims will not arise in the future. If such claims were made, Keane could incur substantial costs in connection with any resulting litigation, regardless of the outcome.

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

Keane may not be able to compete successfully against current or future competitors. In addition, competitive pressures faced by Keane may materially adversely affect its business, financial condition, and results of operations.

RISKS ASSOCIATED WITH PROVISION OF YEAR 2000 SERVICES. The Company's business may suffer as a result of defects to Year 2000 compliance issues that have not yet been detected. The Company has not had any independent verification of its year 2000 compliance efforts. The Company has not procured any Year 2000 specific insurance or made any contingency plans to address any undetected year 2000 risks.

Keane has devoted significant resources to, and earned significant revenue from, providing services to address the Year 2000 problem. Keane believes that, as of June 30, 2000, it recognized its final Y2K related revenues and expects that it will have no Y2K related revenues after the second quarter of 2000. Further, Keane's services addressing the Year 2000 problem involve key aspects of its client's computer systems. A failure in a client's system could result in a claim for substantial damages against Keane, regardless of Keane's responsibility for the failure. Keane has not been notified of any potential such claim, but cannot provide any assurance that such claim will not arise in the future. If such claim were to be made, Keane could incur substantial costs in connection with any resulting litigation, regardless of the outcome.

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

KEANE, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at the 2000 Annual Meeting of Stockholders of the Company held on May 31, 2000 (the "Annual Meeting"), except for the by-law amendment proposal (Proposal #2), which was submitted to a vote of the stockholders at an adjournment of the Annual Meeting held on June 29, 2000: (1) the election of the seven nominees named below, (2) the amendment and restatement of the Company's by-laws and (3) the ratification of Ernst & Young LLP as the Company's independent accountants for 2000. The number of shares of common stock and Class B common stock issued, outstanding and eligible to vote as of the record date of April 3, 2000 was 69,927,240 shares and 284,987 shares, respectively. Each of these matters were approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for director:

Proposal #1 - To fix the number of directors at seven and to elect a Board of Directors for the ensuing year.

                                                                    BROKER
                         FOR             WITHHELD      ABSTAIN      NON-VOTES

John F. Keane            65,290,819      1,080,190
Brian T. Keane           65,272,459      1,098,549
John F. Keane, Jr.       65,266,462      1,104,546
John F. Rockart          65,306,023      1,064,985
Robert Shafto            65,308,789      1,062,219
Winston Hindle           65,302,432      1,068,577
Philip Harkins           65,313,613      1,057,395

Proposal #2 - To approve an amendment and restatement of the Company's By-Laws, which required a majority from each class of stock.


                                                                    BROKER
                         FOR             WITHHELD      ABSTAIN      NON-VOTES

Common Shares            35,231,546      18,278,657    444,125      9,831,929
Class B Shares            2,731,750           2,250        250              0

Proposal #3 - To ratify and approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the current year.

                                                                    BROKER
                         FOR             AGAINST       ABSTAIN      NON-VOTES

                         66,163,291      88,288        119,430

Item 5.  Other Information.

The Company announced on July 26, 2000 that its Board of Directors has authorized the Company to repurchase up to two million shares of its Common Stock during the 12-month period ending July 25, 2001. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. The Company expects to use any shares repurchased for its stock plans, employee stock purchase and stock benefit plans, and other general corporate purposes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -
     (3) (ii) Second Amended and Restated By-Laws of Keane, Inc.

     27       Financial Data Schedule

(b) Reports on Form 8-K. The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KEANE, INC.
                                      (Registrant)

Date   August 7, 2000                 /s/ Brian T. Keane
                                      -------------------------------------
                                      Brian T. Keane
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date   August 7, 2000                  /s/ John J. Leahy
                                      -------------------------------------
                                      John J. Leahy
                                      Senior Vice President, Finance
                                      (Principal Financial and
                                      Accounting Officer)