Form 10-Q
period 2000-09-30
KEANE INC
filed 2000-11-14
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTER ENDED SEPTEMBER 30, 2000
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

Yes   [X]     No [_]

As of September 30, 2000, the number of issued and outstanding shares of Common Stock (excluding 3,790,851 shares held in treasury) and Class B Common Stock were 68,655,250 and 284,891 shares, respectively.

KEANE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS


Part I - Financial Information

Consolidated Statements of Income for the three months and nine months
ended September 30, 2000 and 1999 (unaudited)..........................................     3

Consolidated Balance Sheets as of September 30, 2000 and
December 31, 1999 (unaudited)..........................................................     4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2000 and 1999 (unaudited)................................................     5

Notes to Unaudited Financial Statements................................................     6

Management's Discussion and Analysis of Financial Condition and Results of Operations..    10

Part II - Other Information............................................................    16

Signature Page.........................................................................    17

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    2000              1999          2000          1999
Total revenues                                                  $219,671          $255,601      $657,678      $821,070

Salaries, wages and other direct costs                           153,964           171,410       463,770       536,110
Selling, general and administrative expenses                      49,996            50,484       153,444       153,984
Amortization of goodwill and other intangible assets               3,292             2,394         8,901         6,676
                                                                --------          --------      --------      --------

     Operating income                                             12,419            31,313        31,563       124,300

Investment income                                                  1,831             1,837         6,137         5,479
Interest expense                                                     130                 -           462             -
Other expenses, net                                                  236               501           689         1,222
                                                                --------          --------      --------      --------

     Income before income taxes                                   13,884            32,649        36,549       128,557

Provision for income taxes                                         5,624            13,223        14,803        52,320
                                                                --------          --------      --------      --------

     Net income                                                 $  8,260          $ 19,426      $ 21,746      $ 76,237
                                                                ========          ========      ========      ========

Net income per share (basic)                                       $0.12             $0.27         $0.31         $1.06
                                                                ========          ========      ========      ========

Net income per share (diluted)                                     $0.12             $0.27         $0.31         $1.05
                                                                ========          ========      ========      ========

Weighted average common shares outstanding (basic)                69,581            71,781        70,027        71,682

Weighted average common shares and common share                   69,804            72,467        70,526        72,518
 equivalents outstanding (diluted)

   The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                   SEPTEMBER 30,            DECEMBER 31,
                                                                              2000                     1999
Assets
Current:
     Cash and cash equivalents                                              $ 28,933                 $ 53,018
     Short-term investments                                                    2,189                    8,582
     Accounts receivable, net
          Trade                                                              199,303                  213,767
          Other                                                                  743                    2,248
     Prepaid expenses and other current assets                                17,735                   19,845
                                                                            --------                 --------
          Total current assets                                               248,903                  297,460
     Long-term investments                                                    76,071                   81,163
     Property and equipment, net                                              26,136                   27,330
     Intangible assets, net                                                  116,346                   93,885
     Other assets, net                                                        13,169                   14,987
                                                                            --------                 --------
                                                                            $480,625                 $514,825
                                                                            ========                 ========
Liabilities
Current:
     Accounts payable                                                       $ 13,268                 $ 18,500
     Accrued compensation                                                     29,604                   35,466
     Accrued expenses and other liabilities                                   29,112                   18,288
     Notes payable                                                             5,441                    7,564
     Income taxes payable                                                      8,502                        -
     Unearned income                                                           1,950                    8,369
     Current capital lease obligations                                         1,118                    1,080
                                                                            --------                 --------
          Total current liabilities                                           88,995                   89,267

     Long-term portion of capital lease obligations                            2,126                    2,610
     Notes payable                                                                 -                      149

Stockholders' Equity
     Common Stock                                                              7,245                    7,208
     Class B Common Stock                                                         28                       29
     Additional paid-in capital                                              121,432                  120,810
     Accumulated other comprehensive income                                   (2,742)                  (2,027)
     Retained earnings                                                       345,366                  323,620
     Less treasury stock                                                     (81,825)                 (26,841)
                                                                            --------                 --------
          Total stockholders' equity                                         389,504                  422,799
                                                                            --------                 --------
                                                                            $480,625                 $514,825
                                                                            ========                 ========

   The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                           (IN THOUSANDS)
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 21,746               $ 76,237
     Adjustments to reconcile net income to net cash
      provided by operating activities
     Depreciation and amortization                                                    20,952                 18,174
     Provision for doubtful accounts                                                    (878)                 4,028
     Gain on disposal of fixed assets                                                  1,176                     26
Changes in operating assets and liabilities, net of acquisitions:
           Increase in accounts receivable                                            (5,671)               (20,101)
     Decrease (Increase) in prepaid expenses and other assets                         36,195                 (4,856)
     Increase in income taxes payable                                                  8,896                  2,036
           Decrease in accounts payable, accrued expenses,
                 unearned income, and other current liabilities                      (15,833)               (18,850)
                                                                                    --------               --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                        66,583                 56,694

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                         (28,449)               (65,057)
     Sale of investments                                                              39,932                 63,738
     Purchase of property and equipment                                              (11,584)               (10,510)
     Proceeds from sale of assets                                                         57                     56
     Payment for acquisitions                                                        (32,472)               (23,953)
                                                                                    --------               --------
     NET CASH USED FOR INVESTING ACTIVITIES                                          (32,516)               (35,726)

Cash flows from financing activities:
     Borrowings under notes payable and long-term debt                                     -                  8,210
     Payments under long-term debt                                                    (3,827)                   (91)
     Purchase of treasury stock, net                                                 (64,948)                (8,620)
     Proceeds from issuance of common stock                                           10,623                 10,323
                                                                                    --------               --------
     NET CASH PROVIDED BY(USED FOR) FINANCING ACTIVITIES                             (58,152)                 9,822
                                                                                    --------               --------

Net increase (decrease) in cash and cash equivalents                                 (24,085)                30,790
Cash and cash equivalents, beginning of period                                        53,018                 51,696
                                                                                    --------               --------
Cash and cash equivalents, end of period                                            $ 28,933               $ 82,486
                                                                                    ========               ========

        The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
Notes to Unaudited Financial Statements

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting policies for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company's financial condition as of the date of the interim balance sheet have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note 2. Computation of earnings per share for the three months and nine months ended September 30, 2000 and 1999.

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30                    SEPTEMBER 30
                                                       2000            1999            2000            1999
Net income                                          $ 8,260         $19,426         $21,746         $76,237

Weighted average number of common                    69,581          71,781          70,027          71,682
shares outstanding used in calculation
of basic earnings per share

Incremental shares from the assumed                     223             686             499             836
 exercise of dilutive stock options

Weighted average number of common shares             69,804          72,467          70,526          72,518
 outstanding used in calculation of
 diluted earnings per share

Earnings per share

             Basic                                  $  0.12         $  0.27         $  0.31         $  1.06
                                                    =======         =======         =======         =======

             Diluted                                $  0.12         $  0.27         $  0.31         $  1.05
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

Note 4. Total comprehensive income, (i.e. net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders equity) for the third quarter of fiscal 2000 was $8.7 million and $21.1 million year to date, and for third quarter of fiscal 1999 was $19.3 million and $76.6 million year to date.

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

          A summary of fiscal 2000 activity with respect to the restructuring charge is as follows:

                                                     Branch
                            Workforce                Office                  Payments to
                            Reduction                Closures                Certain Employees                Total
                            -----------------------  ----------------------  -------------------------------  --------
Balance 12/31/99               $2,800                  $2,981                           $1,300                  $7,081

Cash Expenditures               2,033                     197                            1,300                   3,530

Balance 03/31/00                  767                   2,784                                0                   3,551
Cash Expenditures                 767                       -                                -                     767
                               ------

Miscellaneous Adjustment            -                     151                                -                     151
                               ------                  ------                           ------                  ------
Balance 06/30/00                    0                   2,935                                0                   2,935
Cash Expenditures                   -                     154                                -                     154
                               ------                  ------                           ------                  ------

Balance 9/30/00                $    0                  $2,781                           $    0                  $2,781


Note 6. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), " Revenue Recognition in Financial Statements. SAB 101 provides guidance related to revenue recognition based on interpretation and practices by the SEC. SAB 101A was released in March 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes this interpretation will not have a significant impact on its financial position or results of operations.

          In June 1998, the Financial Accounting Standards issued Statement of Financial Accounting Standards No. 133, (FAS 133), " Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, " Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. In June 2000, the FASB issued Statement No. 138. " Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to FAS 133 and effective simultaneously with FAS 133. The Company will adopt FAS 133 as amended by FAS 138 in fiscal 2001 and does not expect the Statement to have a significant impact on its financial position or results of operations.

          In March 2000, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 44, " Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." The interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000. FIN 44 is effective for certain other modifications such as re-pricing, which occur on or after December 15, 1998. The Company believes the adoption of this interpretation will not have a significant impact on its financial position or results of operations.

Note 7. In July 2000, the Company purchased substantially all of the assets of Denver Management Group, Inc. ("DMG") for approximately $12.5 million. DMG is a management consulting firm focused on supply chain management practice. The acquisition was accounted for by the purchase method of accounting. Accordingly, the assets acquired have been recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to identifiable intangibles and goodwill and is being amortized on a straight-line basis over a 3 to 15-year period. The results of operations for DMG are included in the accompanying consolidated financial statements from the date of acquisition.

          In September 2000, the Company purchased the outstanding stock of Care Computer Systems, Inc. ("Care") for approximately $ 20.0 million. Care is a leading provider of software solutions for the long-term care industry. The acquisition of Care will be accounted for by the purchase method of accounting. Accordingly, the assets acquired will be recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired will be allocated to identifiable intangibles and goodwill and will be amortized on a straight-line basis over 3 to 15 year periods. The results of operations for Care are included in the accompanying consolidated financial statements from the date of acquisition.

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

RESULTS OF OPERATIONS
---------------------

The Company's revenue for the third quarter of 2000 was $219.7 million, a 14% decrease from $255.6 million in the third quarter of 1999, due to the anticipated and rapid decline of Y2K compliance revenue. Y2K-related revenue declined 100% to $0 million for the third quarter 2000, as compared to $40.9 million for the third quarter of 1999. The Company anticipates no such revenue in subsequent quarters. Keane's core Plan, Build, Manage revenue, excluding Y2K compliance, was down 1% sequentially from the second quarter of 2000 due to seasonal factors such as increased holidays and employee vacations. However, core Plan, Build, and Manage revenues were up 2% from the third quarter of last
year, and for the first nine months of 2000.   Keane's internet-related business
increased to an annualized run rate of $169 million, an increase of 64% from the third quarter of 1999 and up 7% sequentially from the second quarter of this year. Internet-related business for the first nine months of 2000 was up 75% from the same period a year ago. The Company anticipates that its Internet-related revenues will continue to grow rapidly as clients seek to leverage Internet technology to reduce costs associated with business processes such as supply chain and logistics, and or to invest in B2B software applications in order to support e-markets or e-trading systems.

Third quarter 2000 revenue from the Company's Plan Services was $19.2 million, down from $26.2 million in the third quarter last year. For the first nine months of the year, Plan revenues were $82.9 million, up 4.6% from $86.7 million during the same period in 1999. Plan revenue is primarily comprised of business innovation consulting and IT consulting services, which assist companies in developing new strategies, plans to operationalize their strategies, as well as new business processes, organizational structures and IT infrastructures, leveraging the Internet and positioning themselves within the new digital economy. Third quarter 2000 revenue from the Company's Build Services was $82.7 million representing a 3.3% decrease from $85.6 million during third quarter of last year. Build revenues for the first nine months of 2000 were $244.0 million, down 4.1% from $254.4 million during the first nine months of 1999. Build revenue primarily consists of implementing e-solutions, e-Customer Relationship Management systems, e-architecture and data-warehousing services, custom application development projects and licensing and implementing the Company's proprietary suite of hospital and long-term care application software products. Third quarter 2000 revenue from the Company's Manage services was $112.1 million, up 19.5% from $93.8 million during the third quarter 1999. Manage revenues for the first nine months of 2000 were $324.6 million, up 15.2% from $281.7 million during the same period last year. Manage revenue primarily consists of Application Development and Management (ADM) Outsourcing services, Call Center Outsourcing, and other activities related to managing and enhancing business applications. Approximately $2.9 million of foreign exchange negatively impacted the year-to-date revenues from the Company's UK operations.

Salaries, wages and other direct costs for the third quarter of 2000 were $154.0 million, or 70.1% of revenue, compared to $171.4 million, or 67.1% of revenue for the third quarter of 1999. Salaries, wages and other direct costs for the first nine months of 2000 were $463.8 million, or 70.5%, of revenue, compared to $536.1 million, or 65.3% of revenue, during the same period last year. This increase as a percentage of revenue is primarily a result of the fixed nature of these costs and the decline of revenues.

Selling, General & Administrative ("SG&A") expenses for the third quarter of 2000 were $50.0 million, or 22.8% of revenue, compared to $50.5 million, or 19.8% of revenue, for the third quarter last year. However, SG&A expense was down sequentially from $52.2 million, or 23.5% of revenue for the second quarter of 2000. SG&A expenses for the first nine months of 2000 were $153.4 million, or 23.3% of revenue, versus $154.0, or 18.8% of revenue for 1999. The increase as a percentage of revenue was primarily attributable to the decrease in revenues, and continued investments by the Company in the development and marketing of its core service offerings. The decrease as a percentage of revenue on a sequential basis reflects the Company's efforts to bring SG&A costs in alignment with revenues.

Amortization of goodwill and other intangible assets for the third quarter of 2000 was $3.3 million, or 1.5% of revenue, compared to $2.4 million, or 0.9% of revenue, in the third quarter of 1999. Amortization of goodwill and capitalized acquisition costs for the first nine months of 2000 were $8.9 million, or 1.4% of revenue, compared to $6.7 million, or 0.8% of revenue, for the same period last year. The increase in amortization was attributable to additional intangible assets as a result of the Company's acquisitions of Denver Management Group in July of 2000, and Care Computer Systems in September of 2000.

Interest and dividend income totaled $1.8 million for the third quarter of 2000 and 1999. Interest and other expenses for the second quarter of 2000 was $0.4 million, compared to $0.5 million for the same period last year.

The Company's effective tax rate for the third quarter of 2000 and 1999 was 40.5%.

Net income and earnings per share for the third quarter of 2000 were $8.3 million and $0.12 per share diluted, as compared to $19.4 million and $0.27 per share diluted for the third quarter last year. However, net income was up 3.6%, sequentially from the second quarter of 2000. Net income for the first nine months of 2000 was $21.7 million or $0.31 cents per share diluted, versus $76.2 million or $1.05 earnings per share diluted during the same period of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and investments at the end of the third quarter of 2000 decreased to $107.2 million as compared to a balance of $132.1 million at the close of the second quarter. This decrease was primarily attributable to the repurchase of the Company's common stock in the amount of approximately $15.5 million, as well as the purchase of Denver Management Group and Care Computer Systems during the third quarter for approximately $12.5 million and $20.0 million, respectively. During the third quarter, Keane invested $15.5 million of its cash to buy shares of its stock at prices ranging from $16.81 to $19.75. Keane repurchased 873,000 shares of stock, at an average price of $17.75 per share during the quarter.

On October 26, the Company's Board of Directors increased the Company's stock repurchase authorization by an additional one million shares of common stock. This increase, when combined with the remaining 1.1 million shares available for purchase under the share authorization approved by the Company's Board of Directors on July 24, 2000 brings the Company's current authorization to 2.1 million shares. The cost associated with the purchase of the remaining 2.1 million shares should be approximately $28.0 million.

The Board of Directors have approved three stock repurchase programs in the last seventeen months. On May 27, 1999 the board authorized the repurchase of up to one million shares of its common stock; on February 10, 2000, the board authorized the repurchase of up to two million shares of its common stock; and on July 26, 2000 the board authorized the repurchase of up to two million shares of its common stock. Keane has repurchased and retired, as of September 30, approximately 3.9 million shares of common stock at a cost of approximately $89 million, including 873,000 shares of common stock repurchased during the third quarter of 2000.

The Company maintains and has available a $20 million unsecured demand line of credit with a major Boston bank for operations and acquisitions opportunities.

Based on the Company's current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current capital requirements for least the next twelve months.

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

RISKS RELATING TO ACQUISITIONS. In the past five years, Keane has grown significantly through acquisitions. Since January 1, 1999, Keane has completed the acquisitions of Emergent Corporation in San Mateo, California; Amherst Consulting Group, Inc, in Boston, Massachusetts; Advanced Solutions Inc. in New York, New York; Anstec, Inc. of Maclean, Virginia; First Coast Systems, Inc. of Jacksonville, Florida; Jamison/Gold, LLC, of Marina Del Ray, California and Parallax Solutions Limited, of Birmingham, England, Denver Management Group, of Denver, Colorado, and Care Computer Systems, of Seattle, Washington. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering such opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. Also, even if a definitive agreement is reached, there is no assurance that any future acquisition will be completed.

Keane typically anticipates that each acquisition will bring certain benefits, such as an increase in revenue. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for Keane. In addition, an acquisition may result in unexpected costs and expenses. Any of these events could have a material adverse effect on Keane's business, financial condition, and results of operations.

The process of integrating acquired companies into Keane's existing business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which Keane might otherwise devote to its existing business. Also, the process may require significant financial resources that Keane might otherwise allocate to other activities, including the ongoing development or expansion of Keane's existing operations. Finally, future acquisition could result in Keane having to incur additional debt and/or contingent liabilities. All of these possibilities might have a material adverse effect on Keane's business, financial condition, and result of operations.

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

INTERNATIONAL OPERATIONS. In August 1998, Keane commenced operations in the United Kingdom with its acquisition of Icom Systems Ltd, now known as Keane Limited. These operations were expanded with Keane's acquisition of Parallax Solutions Ltd. in May 1999. Keane's international operations are subject to political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, and changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

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

KEANE, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     (a) On September 25, 2000, the U.S. Equal Employment Opportunity Commission ("EEOC") commenced a civil action against Keane, Inc. in the United States District Court for the District of Massachusetts alleging that the Company discriminated against former employee Michael Randolph and other unspecified "similarly-situated individuals" by acts of racial harassment, retaliation and constructive discharge. The EEOC has not specified the amount of damages it is seeking. An Answer to the Complaint is not required to be filed until November 28, 2000. Discovery in the case will commence shortly thereafter.


Item 5.   Other Information.

     The Company announced on October 25, 2000 that its Board of Directors has authorized the Company to repurchase an additional one million shares of its Common Stock during the 12-month period ending July 25, 2001. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. The Company expects to use any shares repurchased for its stock plans, employee stock purchase and stock benefit plans, and other general corporate purposes.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  None

     (b) Reports on Form 8-K. The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   Signatures
                                             ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEANE, INC.
                                         (Registrant)



        November 13, 2000          /s/ Brian T. Keane
Date __________________________    ___________________________________
                                    Brian T. Keane
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



        November 13, 2000          /s/ John J. Leahy
Date __________________________    ___________________________________
                                    John J. Leahy
                                    Senior Vice President, Finance
                                    (Principal Financial and
                                    Accounting Officer)