Form 10-Q/A
period 2000-09-30
KEANE INC
filed 2000-11-29
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                              AMENDMENT NO. 1 TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X     No ___
     ---

As of September 30, 2000, the number of issued and outstanding shares of Common Stock (excluding 3,790,851 shares held in treasury) and Class B Common Stock were 68,655,250 and 284,891 shares, respectively.

Part I, Item 2 of the Quarterly Report on Form 10-Q of Keane, Inc., a Massachusetts corporation (the "Company"), originally filed on November 14, 2000, is being amended and restated in its entirety by this Amendment No. 1 on Form 10-Q/A. This amendment changes information in the paragraph relating to the quarter over quarter and year over year comparison of plan revenues to accurately reflect the correct revenue numbers. No other changes are being made by this amendment.

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

Third quarter 2000 revenue from the Company's Plan Services was $24.8 million, down from $27.8 million in the third quarter last year. For the first nine months of the year, Plan revenues were $83.7 million, up from $82.9 million during the same period in 1999. Plan revenue is primarily comprised of business innovation consulting and IT consulting services, which assist companies in developing new strategies, plans to operationalize their strategies, as well as new business processes, organizational structures and IT infrastructures, leveraging the Internet and positioning themselves within the new digital economy. Third quarter 2000 revenue from the Company's Build Services was $82.7 million representing a 3.5% decrease from $85.6 million during third quarter of last year. Build revenues for the first nine months of 2000 were $244.0 million, down 4.3 % from $254.4 million during the first nine months of 1999. Build revenue primarily consists of implementing e-solutions, e-Customer Relationship Management systems, e-architecture and data-warehousing services, custom application development projects and licensing and implementing the Company's proprietary suite of hospital and long-term care application software products. Third quarter 2000 revenue from the Company's Manage services was $112.1 million, up 19.5% from $93.8 million during the third quarter 1999. Manage revenues for the first nine months of 2000 were $324.6 million, up 15.2% from $281.7 million during the same period last year. Manage revenue primarily consists of Application Development and Management (ADM) Outsourcing services, Call Center Outsourcing, and other activities related to managing and enhancing business applications.

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

The Board of Directors has approved three stock repurchase programs in the last seventeen months. On May 27, 1999 the board authorized the repurchase of up to one million shares of its common stock; on February 10, 2000, the board authorized the repurchase of up to two million shares of its common stock; and on July 26, 2000 the board authorized the repurchase of up to two million shares of its common stock. Keane has repurchased and retired, as of September 30, approximately 3.9 million shares of common stock at a cost of approximately $89 million, including 873,000 shares of common stock repurchased during the third quarter of 2000.

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

Fluctuations in Operating Results.  Keane has experienced and expects to
----------------------------------
continue to experience fluctuations in its quarterly results. Keane's gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane's revenue in a particular quarter, including:

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

Dependence on Personnel.  Keane believes that its future success will depend in
-----------------------
large part on its ability to continue to attract and retain highly skilled technical and management personnel. The competition for such personnel is intense. Keane may not succeed in attracting and retaining the personnel necessary to develop its business. If Keane does not, its business, financial condition and result of operations could be materially adversely affected.

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

                                  Signatures
-------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KEANE, INC.
                                             (Registrant)



Date    November 28, 2000                /s/ Brian T. Keane
     ---------------------------     -----------------------------------
                                         Brian T. Keane
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)