Form 10-K405
period 2000-12-31
KEANE INC
filed 2001-03-30
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                   Form 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
                               -----------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________
                         Commission file number 1-7516
                                                ------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the last sale price of the Common Stock on the AMEX on March 9, 2001, was $823,148,862. As of March 9, 2001, 67,787,936 shares of
Common Stock, $.10 par value per share, and 284,891 shares of Class B Common Stock, $.10 par value per share, were issued and outstanding.

Documents Incorporated by Reference. The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 30, 2001. The information required in response to Items 10-13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I

ITEM 1.   BUSINESS

GENERAL

Keane, Inc. (together with its subsidiaries, "Keane" or "the Company," unless the context requires otherwise) is a leading provider of Information Technology
(IT) and business consulting services. In business since 1965, the Company helps clients optimize business performance through the innovative use and management of information technology. Keane's clients consist primarily of Global 2000 companies across every major industry, healthcare organizations, and government agencies. Keane provides its services through an extensive distribution network of local branch offices in North America and in the United Kingdom. These branch offices work in conjunction with the Company's business consulting arm, Keane Consulting Group, and are supported by a centralized Strategic Practices Group and two Advanced Development Centers. The Company develops a high percentage of recurring revenue and long-term relationships with its customers as a result of its multi-year outsourcing contracts, broad range of service offerings, local presence, and track record of delivering IT solutions consistently and reliably.

Keane focuses on three highly synergistic service offerings: Business Innovation Consulting, e-Solutions, and Application Development and Management (ADM) Outsourcing, which is Keane's flagship service. Given the need to focus on core competencies and a growing dependence on information technology, maximizing return on investment from existing application portfolios has become a critical objective of many organizations. As a result, Global 2000 companies are turning to best-of-breed outsourcing as an effective solution for building and supporting their IT systems better, faster, and more cost-effectively.
According to research by Gartner, the nation's leading high technology research firm, the market for application outsourcing is expected to grow at a three-year compounded annual growth rate (CAGR) of 21%. The Company believes that it is a North American leader in ADM Outsourcing. When examining six of the largest application outsourcing providers in North America, research by Gartner found that Keane was listed as a leader in both completeness of vision and ability to execute.

Keane's clients are also looking to integrate the power of the Internet and newer technologies with existing back and front-end systems throughout their enterprise in order to increase revenues, lower costs, reduce time to market, and improve customer service. Keane's e-Solutions practice concentrates on the rapidly growing Enterprise Application Integration (EAI), supply chain, and customer service segments of the e-business market. A recent study by IDC, an independent research firm, forecasts that the worldwide market for EAI services is expected to grow at a five-year compounded annual growth rate (CAGR) of 32%.

Keane's Business Innovation Consulting service helps companies maximize productivity, increase revenue, and reduce costs by identifying high-value business opportunities and providing clients with both business strategy and implementation services. The Company provides its Business Innovation Consulting service through Keane Consulting Group (KCG), the Company's business and management consulting arm.

Keane seeks to improve its cash position by marketing services, which grow its base of recurring revenues and encourage long-term relationships with customers, and by accelerating the collection of its receivables. The Company also rigorously manages its internal investments in order to maximize return on investment (ROI). In addition, Keane seeks to gain economies of scale by enhancing critical mass in order to spread its Selling, General, & Administrative (SG&A) expense over a broader base of revenue. The Company had $115 million in cash and investments as of the end of 2000.

Keane's strategy for sustainable growth is built upon a business model that it believes is very different than many of its peer companies. The Company's customer-focused business model has five major elements: recurring revenue, critical mass, operational excellence, synergy across business units, and repeatable solutions (See Business Model). Keane believes that the combination of these elements will assist it to mitigate short-term fluctuations within the IT services market, weather cyclical economic trends, and generate long-term shareholder value. It also enables Keane to develop long-term relationships with customers and to expand those relationships over time.

Keane is a Massachusetts corporation headquartered in Boston. Its stock is traded on the American Stock Exchange under the symbol KEA. Information on Keane can be accessed on the Company's web site at www.keane.com or through its Investor Relations line at 1-800-75-KEANE.

SERVICES

Keane offers an integrated mix of end-to-end business and IT solutions. The Company divides its business into three main lines: Business Innovation Consulting, e-Solutions (focused on Enterprise Application Integration, supply chain, and customer service systems), and Application Development and Management
(ADM) Outsourcing. The Company also provides a full-line of healthcare information systems and related IT consulting and IT integration services for the healthcare community. Keane believes its broad range of services position it as a strategic partner to clients, because these services enable the Company to identify and implement comprehensive solutions that meet clients' specific business requirements.

BUSINESS INNOVATION CONSULTING (PLAN SERVICES)

Keane's management consulting services represent a critical component in the Company's ability to help clients optimize their businesses for today's economy. Keane Consulting Group (KCG), the Company's business and management consulting arm, helps companies to maximize productivity, increase revenue, reduce costs, and create capacity for future growth by identifying high-value, high ROI business opportunities and providing clients with both strategy and implementation services. KCG delivers its services by taking a holistic view of business processes, organizational design and technology architecture. Typical client engagements include: assisting with the integration of mergers and acquisitions, streamlining operations, optimizing supply chains, enhancing customer relationships, implementing e-business initiatives or aligning IT and business strategies. KCG helps Keane build recurring revenue by developing close and lasting customer relationships with CEOs and other senior executive decision-makers. In addition, consulting engagements often lead to follow-on IT projects as clients rely on Keane to support an idea from its genesis through implementation and eventual management.

E-SOLUTIONS (BUILD SERVICES)

Keane's e-business services (marketed under the e-Solutions name) help clients exploit new technology to meet their business objectives. As one of only a few firms with broad-based expertise across the full spectrum of e-business requirements, Keane has become a top-tier provider of large, complex e-business projects to Global 2000 companies. Revenues for Keane's e-Solutions services increased to $169 million in 2000, up 57% from 1999.

In an increasingly global, networked and information-based economy, second generation e-business initiatives are becoming more complex, requiring tighter and more sophisticated integration between front-end and back-end applications to enhance access to critical corporate data, enable high-value process improvements, and enhance customer service. As a result, Keane focuses its e-Solutions practice primarily in three target areas:

 .    Enterprise Application Integration (EAI), which includes the integration of front and back-end systems,

 .    supply chain management, which includes integrated distribution and logistics, and

 .    customer service.

Keane believes it is well positioned to manage large-scale, e-solutions projects due to its core competencies in project and program management, IT architecture, advanced application development, and legacy system integration. Once completed, Keane's goal is to manage and optimize e-business systems on an ongoing basis under its flagship ADM Outsourcing service.

APPLICATION DEVELOPMENT AND MANAGEMENT (ADM) OUTSOURCING (MANAGE SERVICES)

The need to manage critical business applications continues to expand rapidly as companies add systems to their application portfolios. In addition, Global 2000 companies seeking to concentrate on their core competencies are increasingly outsourcing the management and enhancement of applications to best-of-breed vendors such as Keane. ADM projects provide Keane with multi-year client engagements typically spanning three-to-five years. More importantly, they typically supply Keane with contractually-obligated recurring revenue and with an incumbent position from which to cross-sell other solutions.

Keane's ADM Outsourcing service helps clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while better controlling costs. Under this service offering, Keane assumes responsibility for the management of a client's business applications with goals of: instituting operational efficiencies that provide cost savings over current operations; implementing improvements that reduce time-to-market and enhance flexibility in responding to changing business needs; freeing personnel resources and management attention for other strategic priorities, and achieving higher user satisfaction. In some instances, Keane hires and trains client personnel in its proprietary methodologies and processes to work on the client engagement.

Keane seeks to obtain competitive advantages in the ADM Outsourcing market through its world class methodology, Strategic Practice Group, Blue Chip reference base, Advanced Development Centers, and emphasis on continuous process improvement. The effectiveness of Keane's ADM Outsourcing capability is demonstrated by 34 of its outsourcing engagements having been independently assessed at Level 3 or 4 on the Software Engineering Institute's (SEI) Capability Maturity Model (CMM). The SEI CMM has five levels of process maturity, and many IT organizations typically operate at Level 1, the lowest level of maturity. Since 1997, Keane has used the SEI CMM as a standard for objectively measuring its success in improving its client's application management environment. The SEI CMM has become the industry's standard method for evaluating the effectiveness of an IT environment and outsourcers. The Company's accomplishments in moving clients up the SEI CMM enables Keane to demonstrate its abilities to manage and enhance a client's applications more efficiently and more reliably.

HEALTHCARE SOLUTIONS

Keane's Healthcare Solutions Division (HSD) develops and markets a complete line of patient management, financial management, clinical, long-term care and practice management systems for the healthcare community, as well as related IT consulting and IT integration services. Keane helps healthcare organizations overcome the challenge of providing higher quality patient care while administering more efficient operations through the use of information technology. In addition, Keane's broad range of services help healthcare clients address ongoing Health Insurance Portability and Accountability Act (HIPAA) requirements. HIPAA is Federal legislation designed to improve efficiency in the national healthcare system and protect the privacy of health information. It is expected to have far-reaching implications on the healthcare industry's IT infrastructure and business operations. HSD revenues are currently reported under Keane's Build (e-Solutions) business line.

STRATEGY

Keane's mission is to help companies optimize business performance through the innovative use and management of information technology (IT). The Company's vision is to be recognized as one of the world's great IT services firms by its customers, employees, and shareholders. Keane seeks to accomplish this objective by providing high quality and effective IT solutions for its customers. The Company endeavors to create a positive and supportive work environment for its employees to foster creativity, teamwork, and individual excellence. In addition, Keane seeks to align internal focus, measurement processes, and compensation systems to promote the consistent generation of long-term shareholder value.

The foundation of Keane's strategic plan are nine Guiding Principles: critical mass, geographic focus, business focus, teamwork/boundaryless organization, operational excellence, acquisitions, proactive communications, commitment to core values, and continued investments in people and culture. The following is a summary of these nine Guiding Principles.

 .    Critical Mass - In the IT services industry, achieving critical mass is a key driver of profitability because it allows a company to reduce SG&A cost as a percentage of revenue. Keane seeks critical mass at the company, business unit, account, and project levels.

 .    Geographic Focus - Keane desires to locate its offices in local markets, which can support business units of sufficient critical mass in order to not dilute its efforts or investments. Keane strives to be one of the top three providers in each of the markets it serves.

 .    Business Focus - Keane believes in the merits of focusing on only a few, synergistic business areas, where it has or can achieve industry leadership.

 .    Teamwork/Boundaryless Organization - To achieve its potential, it is essential that Keane operate as one team. Keane employees are empowered to tap into any part of the Keane organization regardless of geographic or business unit boundaries, to pull together the best solutions for customers.

 .    Operational Excellence - Keane pursues a high degree of operational excellence in its business. All employees are encouraged and expected to foster a culture of continuous improvement.

 .    Acquisitions - Keane recognizes that the IT services industry is poised for consolidation and anticipates using acquisitions as a cost-effective means to reduce the cycle time of gaining critical mass and enhancing cash flow.

 .    Proactive Communications - The Company develops strong relationships with customers, employees, and shareholders through frequent, straightforward communications.

 .    Commitment to Core Values - Keane conducts business and manages its organization in accordance with five fundamental core values. These core values are respect for the individual, commitment to client success, achievement through teamwork, integrity, and continuous improvement.

 .    Invest in People & Culture - The Company is committed to building and propagating its client-focused culture through the training and development of its technical, sales and managerial employees.

Keane targets Global 2000 companies, government agencies, and healthcare organizations with which it can become a strategic partner. The Company aims to support its customers through its plan, build, and manage services. Keane recognizes that its core strength is its ability to consistently build long-term client relationships on a local, national, and global basis, and to nurture these relationships through the consistent delivery of high quality, cost effective, and responsive services. Keane believes that its client relationships provide significant cross-selling opportunities, which helps the Company to generate a high percentage of recurring revenues.

Distinctive capabilities that enable Keane to deliver breakthrough business value for its customers, and to reach its financial milestones, include a relentless focus on processes and methodologies and the innovative application
of technology.   Of particular note are Keane's strong competencies in project management. Unlike newer entrants to the market, Keane has extensive know-how in project management along with a comprehensive set of mature delivery methodologies. Keane also has a strong quality assurance program. The Company continues to invest in these disciplines and assets to add value to its strategic service offerings and to further strengthen its capabilities

BUSINESS MODEL

Keane remains focused on its core strengths and follows a flexible business model built around its customer relationships. This business model includes five major elements to assure sustainable growth:

recurring revenue, critical mass, operational excellence, synergy across business units and repeatable solutions. The combination of these factors helps Keane to mitigate short-term fluctuations in the IT services market and generate significant long-term shareholder value.

1. Recurring Revenue - Keane believes the most important ingredient for long-term success in the IT services industry is recurring revenue. The Company seeks to build recurring revenue through a combination of services provided over multi-year contracts and close customer relationships. The Company attempts to increase contractually-obligated recurring revenue with its ADM Outsourcing service, through which Keane typically manages and enhances applications under three-to-five year contracts. These contracts provide Keane with significant opportunities for expansion and add-on business, while the Company's broad range of plan, build, and manage services enables considerable cross-selling opportunities. Keane's local branch presence allows the Company to gain a high degree of customer intimacy and an understanding of customers' evolving needs, providing a ready market for new services. Keane earns customer loyalty by providing concrete and measurable business value through the consistent, high quality delivery of its services.

2. Critical Mass - Critical mass is essential for gaining market and financial leverage. Increasing critical mass drives down SG&A cost as a percentage of revenue, allows depth and breadth of capabilities, and builds market presence and mind share to support sales and recruiting efforts. Keane's strategy to achieve critical mass is to concentrate on business lines and geographic markets where the Company has or can establish leadership. These business lines are Business Innovation Consulting, e-Solutions, and ADM Outsourcing. Keane plans to focus on relatively few geographic markets within North America and Europe and strives to achieve dominance in those markets through rapid organic growth, supplemented by acquisitions.

3. Operational Excellence - Already a recognized leader in providing cost effective and predictable delivery to clients, Keane is committed to operational excellence and continuous process improvement in all of its functions. Being efficient enables Keane to offer its customers high value services at competitive rates without compromising the Company's performance margins. Keane achieves operational excellence through critical mass, lower travel costs due to its local branch presence, process improvements, high utilization of staff, and two Advanced Development Centers in Halifax, Nova Scotia, and Rochester, Minnesota. Keane's dedication to continuous process improvement is demonstrated through investments in measurement programs and the creation of a Keane Center for Excellence focused on quality and efficiency enhancements. Operational efficiency enables Keane to maintain profitability regardless of macro-economic conditions.

4. Synergy Across Business Units - As a services company dedicated to turning customer technology challenges into business opportunities, it is imperative that Keane share resources and organizational experience. No single business unit can have all of the necessary talent and knowledge to meet every possible challenge. Keane strives to be a boundaryless organization serving its customers through a local relationship while providing access to the best solutions and resources across the Company. Keane accomplishes this goal through knowledge management processes and systems, methodologies, comprehensive training programs, and strategic practices. Strategic practices are responsible for collecting, refining, and disseminating Keane's intellectual capital through the identification of best practices and the development of world-class methodologies. These practices enable Keane's branch offices to better sell and deliver the Company's business solutions.

5. Repeatable Solutions - Well-defined, repeatable solutions enable Keane to leverage its extensive distribution channel and address widespread market needs. Based on extensive organizational experience, Keane's solutions are process intensive and backed by well-defined methodologies and management disciplines. When combined with a strong project management capability, these characteristics ensure solutions that are repeatable, measurable, and trainable. These factors, in turn, enhance quality, customer satisfaction, and profitability.

CLIENTS

Keane's clients consist primarily of Global 2000 organizations, government agencies, and healthcare organizations. These organizations generally have significant IT budgets and/or depend on service providers to help them fulfill their business optimization and software design, development, implementation, and management needs.

In 2000, the Company derived its revenue from the following industry groups:

     Industry                    Percentage of Revenue
     --------                    ---------------------
     Manufacturing                        22.7%
     Financial Services                   21.6%
     Government                           12.8%
     High Technology/Software             12.8%
     Healthcare                           10.7%
     Energy/Utilities                      7.7%
     Retail/Consumer Goods                 6.3%
     Telecommunications                    2.6%
     Other                                 2.8%

The following table is a representative list of clients for which Keane provided services in 2000:

3M Corporation                      General Electric Company
Allmerica                           GMAC
American Express Co., Inc.          GTE Data Service Incorporated
Ameritech                           Guardian Life Insurance
Aon                                 Hoffmann-La Roche, Inc
AT&T Corporation                    International Business Machines Corporation
Bose Corporation                    J.D. Edwards
Baxter Healthcare Corporation       J.P. Morgan
Baylor Health Care System           Johns Hopkins Hospital
BMW                                 Liberty Mutual Insurance Co.
British Airways                     Life Care Centers of America
Cargill                             State of Maine
Carrier                             McDonald's Corporation
Centrica                            McKesson Corporation
CGU                                 MemorialCare
CIGNA Corporation                   Microsoft Corporation
Cincinnati Bell Telephone           Miller Brewing
Crawford                            National Assn. of Security Dealers
Department of Justice               Northern Mutual Life Insurance
Discover Card                       Northern Telecom, Inc.
Eastman Kodak Company               Optimum Logistics
Elf Atochem North America           Pfizer
Energizer Battery Co.               The Pillsbury Company
Exxon Corporation                   Princess Cruise Lines
Fidelity                            Procter & Gamble Company
Farmers Insurance Group             The Putnam Companies, Inc.
First Bank                          Reader's Digest Association, Inc.
Ford                                Robert Wood Johnson Hospital

SD Warren                           U.S. Customs
Sony                                Verizon
Supervalu                           Whirlpool Corporation
TracFone                            Zurich Financial Services
Transquest
Tufts Health Plan

The Company has historically derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. Keane's five largest clients accounted for approximately 22% and 19% of the Company's total revenue during each of the years ended December 31, 2000 and 1999, respectively. The Company's two largest clients during 2000 and 1999 were various organizations within the Federal Government and IBM. Federal Government contracts accounted for approximately 7.5% and 5% of the Company's total revenue in 2000 and 1999, respectively. IBM accounted for approximately 6% of the Company's total revenue for 2000 and 1999. A significant decline in revenue from IBM or the Federal Government could have a material adverse effect upon the Company's total revenue. With the exception of IBM and the Federal Government, no single client accounted for more than 5% of the Company's revenue during the three years ended December 31, 2000.

In accordance with industry practices, nearly all of the Company's orders are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to the business. The Company had orders at December 31, 2000 of approximately $740 million, in comparison to orders of approximately $786 million at December 31, 1999.

SALES, MARKETING AND ACCOUNT MANAGEMENT

Keane markets its services and software products through its direct sales force, which is based in its branch offices, and through its centralized Strategic Practices Group. Keane's account executives are assigned to a limited number of accounts so they can develop an in-depth understanding of each client's individual needs and form strong client relationships. These account executives are responsible for ensuring that clients receive responsive service and that Keane's software solutions achieve client objectives. Account executives collaborate with Keane's Stragetic Practice Group and other branch offices as needed to address specialized customer requirements.

Keane focuses its marketing efforts on organizations with significant IT budgets and recurring software development and outsourcing needs. The Company maintains a corporate branding campaign focused on communicating Keane's value proposition of reliably delivering application solutions with quantifiable business results. These branding efforts are actively executed through multiple channels.

EMPLOYEES

On December 31, 2000, Keane had 8,203 employees, including 7,056 business and technical professionals whose services are billable to clients. The Company sometimes supplements its technical staff by utilizing sub contractors. Approximately 1000 employees were associated with the Company's help desk service, which was sold on February 5, 2001.

Management believes Keane's growth and success are dependent on the caliber of its people and will continue to dedicate significant resources to hiring, training and development, and career advancement programs. Keane's efforts in these areas are grounded in the Company's core values, namely respect for the individual, commitment to client success, achievement through teamwork, integrity, and continuous improvement. Keane strives to hire, promote, and recognize individuals and teams who embody these values.

The Company generally does not have employment contracts with its key employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION

The IT services market is highly competitive and driven by continual changes in client business requirements and advances in technology. The Company's competition varies by the type of service provided and by geographic markets.

Competitors typically include traditional players in the IT services industry, such as large integrators (e.g., Accenture, EDS, CSC, and IBM Global Services); IT solutions providers (e.g., Sapient, Cambridge Technology Partners, and American Management Systems); pure-play Internet solutions providers (e.g., Razorfish, Scient, and Viant); niche players (e.g., companies focused on specific domain or vertical expertise); and management consulting firms (e.g., McKinsey and Booz Allen). Some of these competitors are larger and have greater financial resources than the Company. In addition, clients may seek to increase their internal IT resources to satisfy their software development and management requirements.

The Company believes that the basis for competition in the IT services industry includes the ability to compete cost-effectively, develop strong client relationships, generate recurring revenue, use comprehensive delivery methodologies, and achieve organizational learning by implementing standardized operational processes. The Company believes that it competes favorably with respect to those factors. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

ITEM 2.   PROPERTIES

The principal executive office of the Company is located at Ten City Square, Boston, Massachusetts 02129, in an approximately 34,000 square foot office building which is owned by City Square Limited Partnership. Some of the Company's officers, directors, and shareholders are limited partners in this partnership. See Item 13 -- "Certain Relationships and Related Transactions." At December 31, 2000, the Company leased and maintained sales and support offices in more than fifty locations in the United States and three locations in the United Kingdom. The aggregate annual rental expense for the Company's sales and support offices was approximately $21.4 million in 2000. The aggregate annual rental expense for all of the Company's facilities was approximately $22.4 million in 2000. For additional information regarding the Company's lease obligations, see Note I of Notes to Consolidated Financial Statements.

The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.   LEGAL PROCEEDINGS

On September 25, 2000, the U.S. Equal Employment Opportunity Commission ("EEOC") commenced a civil action against Keane in the United States District Court for the District of Massachusetts alleging that the Company discriminated against former employee Michael Randolph and other unspecified "similarly-situated individuals" by acts of racial harassment, retaliation and constructive discharge. The EEOC has not specified the amount of damages it is seeking. The parties are presently engaged in discovery. Because the lawsuit is in pre-trial stages, management is unable to estimate the effect, if any, it may have on its consolidated financial position or consolidated results of operations.

The Company is involved in other litigation and various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes these litigation matters are without merit and intends to defend these matters vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY: The executive officers and directors of the Company are as follows:

                    NAME                        AGE                         POSITION
--------------------------------------------  --------  -------------------------------------------------
John F. Keane (3)                                69           Chairman of the Board and Director
Brian T. Keane                                   40      President, Chief Executive Officer and Director
John J. Leahy                                    43            Senior Vice President - Finance and
                                                           Administration and Chief Financial Officer
Robert B. Atwell                                 52       Senior Vice President - North American Branch
                                                                           Operations
Raymond W. Paris                                 63       Senior Vice President - Healthcare Solutions
Renee Southard                                   46         Senior Vice President - Human Resources
Philip J. Harkins (1)(2)(3)                      53                        Director
Winston R. Hindle, Jr. (1)(2)(3)                 70                        Director
John F. Keane, Jr. (3)                           41                        Director
John F. Rockart (1)(2)                           69                        Director
Robert A. Shafto(1)(2)                           65                        Director

(1) Member of Audit Committee.
(2) Member of Compensation Committee.
(3) Member of Governance and Nominating Committee

All Directors hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Mr. John Keane, the founder of the Company, has been Chairman of the Board of Directors since the Company's incorporation in March 1967. Mr. Keane served as Chief Executive Officer and President of the Company from 1967 to November 1999. Prior to joining the Company, Mr. Keane worked for IBM's Data Processing Division and was employed as a consultant by Arthur D. Little, Inc., a Cambridge, Massachusetts management consulting firm. Mr. Keane is also a director of Firstwave Technologies, Inc. and Perkin Elmer, Inc.

Mr. Brian Keane joined the Company in 1986 and has served as the Company's President and Chief Executive Officer since November 1999. From September 1997 to November 1999, Mr. Keane served as Executive Vice President and a member of the Office of the President of the Company. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From July 1992 to December 1994, Mr. Keane served as a Business Area Manager and from January 1990 to July 1992, he served as a Branch Manager. Mr. Keane has been a director of the Company since May 1998. Mr. Keane is also a trustee of Mount Holyoke College since May 2000. Brian Keane is a son of John Keane, the founder, and Chairman of the Company, and a brother of John Keane, Jr., a director.

Mr. John Keane, Jr. has been a director of the Company since May 1998. Mr. Keane is the founder of ArcStream Solutions, Inc. and has been its President and Chief Executive Officer since July 2000. From September 1997 to July 2000, he was Executive Vice President and a member of the Office of the President of the Company. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From January 1994 to December 1994, Mr. Keane served as a Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. John Keane, Jr. is a son of John Keane, the founder and Chairman of the Company, and a brother of Brian Keane.

Mr. Leahy joined the Company in August 1999 and was appointed to the position of Senior Vice President - Finance and Administration and Chief Financial Officer. Prior to these roles, Mr. Leahy was employed by PepsiCo until 1999, at which time he held the position of Vice President of Business Planning and Development for Pepsi-Cola International.

Mr. Paris joined the Company in November 1976. Mr. Paris has served as Senior Vice President - Healthcare Solutions since January 2000 and as Vice President and General Manager of the Healthcare Solutions Practice from August 1986 to January 2000. Mr. Paris also served as Area Manager of the Healthcare Solutions Practice from 1981 to 1986.

Ms. Southard joined the Company in July 1983. Ms. Southard has served as Senior Vice President - Human Resources since December 1999. Prior to this, Ms. Southard was Vice President - Human Resources from December 1995 to December 1999. Ms. Southard served as Director of HR Operations from August 1994 to December 1995, Manager of Human Resources and Administration from September 1993 to August 1994, and Staffing and Employment Manager from August 1988 to September 1993.

Mr. Harkins has been a director since February 1997. Mr. Harkins is currently the President and Chief Executive Officer of Linkage, Inc., an organizational development company founded by Mr. Harkins in 1988. Prior to 1988, Mr. Harkins was Vice President of Human Resources of the Company.

Mr. Hindle has been a director since February 1995. Mr. Hindle is currently retired. From September 1962 to July 1994, Mr. Hindle served as a Vice President and, subsequently, Senior Vice President of Digital Equipment Corporation. Mr. Hindle is also a director of Clare Corporation, Mestek, Inc. and CareCentric, Inc.

Dr. Rockart has been a director since the Company's incorporation in March 1967. Dr. Rockart has been a Senior Lecturer at the Alfred J. Sloan School of Management of the Massachusetts Institute of Technology since 1974, and was the Director of the Center for Information Systems Research since 1976 to 2000. Dr. Rockart is also a director of ComShare, Inc.

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

Compensation of the non-employee directors currently consists of an annual director's fee of $4,000 plus $1,000 and expenses for each meeting of the Board of Directors attended. Directors are also eligible to receive periodic stock option grants under the Company's stock incentive plans. In December 2000 all outside directors received options to purchase 10,000 shares of the Company's Common Stock. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

PART II
-------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's authorized capital stock consists of 200,000,000 shares of Common Stock, $.10 par value per share; 503,797 shares of Class B Common Stock, $.10 par value per share; and 2,000,000 shares of Preferred Stock, $.01 par value per share. As of March 9, 2001, there were 67,787,936 shares of Common Stock outstanding and held of record by approximately 23,500 stockholders; 284,891 shares of Class B Common Stock outstanding and held of record by approximately 120 stockholders; and no shares of Preferred Stock outstanding.

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

As of March 9, 2001, the Class B Common Stock represented less than 1% of the Company's outstanding equity, but had approximately 4% of the combined voting power of the Company's outstanding Common Stock and Class B Common Stock. The substantial voting rights of the Class B Common Stock may make the Company less attractive as the potential target of a hostile tender offer or other proposal to acquire the stock or business of the Company and render merger proposals more difficult, even if such actions would be in the best interests of the holders of the Common Stock.

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

Other Matters. The holders of Common Stock and Class B Common Stock have no preemptive rights or (except as described above) rights to convert their stock into any other securities and are not subject to future calls or assessments by the Company. The rights, preferences, and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock, which the Company may designate and issue in the future. See "Preferred Stock" below.

PREFERRED STOCK: The Company's Articles of Organization authorize the issuance of up to 2,000,000 shares of Preferred Stock. Preferred Stock may be issued from time to time in one or more series, and the Board of Directors is authorized to determine the rights, preferences, privileges and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices and liquidation preferences, of any such series of Preferred Stock, and to fix the number of shares of any such series without any further vote or action by the stockholders. The voting and other rights of the holders of Common Stock and Class B Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. Issuances of Preferred Stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY: The Company's Common Stock is traded on the American Stock Exchange under the symbol "KEA." The following table sets forth, for the periods indicated, the high and low closing price per share as reported by the American Stock Exchange.

                       STOCK PRICE
                               HIGH        LOW
                             --------    -------
          2000
          First Quarter       $30.94      $22.19
          Second Quarter       29.38       20.38
          Third Quarter        25.00       15.84
          Fourth Quarter       15.95        9.75

          1999
          First Quarter       $42.50      $21.31
          Second Quarter       31.69       18.00
          Third Quarter        28.75       20.50
          Fourth Quarter       32.75       20.06

The closing price of the Common Stock on the American Stock Exchange on March 9, 2001 was $14.50.

The Company has not paid any cash dividend since June 1986. The Company currently intends to retain all of its earnings to finance future growth and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's Articles of Organization restrict the ability of the Board of Directors to declare regular quarterly dividends on the Class B Common Stock.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  FIRST QUARTER      SECOND QUARTER       THIRD QUARTER        FOURTH QUARTER
                                                 ----------------  -------------------  ------------------  --------------------
YEAR ENDED DECEMBER 31, 2000
Total revenues                                           $216,208             $221,799            $219,671             $214,278
Income (Loss) before income taxes                           9,265               13,400              13,884               (2,363)
Net income (Loss)                                           5,511                7,975               8,260               (1,392)
Net income (Loss) per share (basic)                           .08                  .11                 .12                 (.02)
Net income (Loss) per share (diluted)                         .08                  .11                 .12                 (.02)

YEAR ENDED DECEMBER 31, 1999
Total revenues                                           $285,004             $280,465            $255,601             $220,022
Income (Loss) before income taxes                          51,147               44,761              32,649               (5,744)
Net income (Loss)                                          30,178               26,633              19,426               (3,163)
Net income (Loss) per share (basic)                           .42                  .37                 .27                 (.04)
Net income (Loss) per share (diluted)                         .42                  .37                 .27                 (.04)

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

YEAR ENDED DECEMBER 31,                         2000             1999             1998             1997             1996
------------------------------------------------------------------------------------------------------------------------


Income Statement Data:
  Total revenues                            $871,956       $1,041,092       $1,076,198         $706,801         $505,982
  Operating income                            27,921          116,466          170,187           85,163           47,403
  Net income                                  20,354           73,074           96,349           51,371           28,173
  Net income per share (basic)                   .29             1.02             1.36              .73              .40
  Net income per share (diluted)                 .29             1.01             1.33              .72              .40
 *Weighted average common                     69,646           71,571           71,053           70,096           69,780
   shares outstanding (basic)
 *Weighted average common                     69,993           72,395           72,284           71,603           70,540
  shares and common share
  equivalents outstanding
  (diluted)
------------------------------------------------------------------------------------------------------------------------


Balance Sheet Data:
  Total cash and investments                $115,212       $  142,763       $  129,229         $ 91,022         $ 69,079
  Total assets                               463,594          519,307          458,959          329,176          251,771
  Total debt                                   8,616           11,403            3,930            9,493           16,502
  Stockholders' equity                       370,677          422,799          363,784          257,037          201,768
  Book value per share                          5.48             5.95             5.10             3.65             2.89
  *Number of shares                           67,675           71,051           71,336           70,342           69,792
   outstanding
------------------------------------------------------------------------------------------------------------------------


Financial Performance:
  Total revenue growth (decline)              (16.2)%           (3.3)%            52.3%            39.7%            28.2%
  Net margin                                     2.3%             7.0%             9.0%             7.3%             5.6%
  Return on average equity                       5.1%            18.6%            31.0%            22.4%            15.2%

*Data for 1996 has been adjusted to reflect the 2-for-1 stock split that was distributed on August 29, 1997 to shareholders of record as of August 14, 1997.

All amounts prior to 1999 have been restated to reflect the acquisitions of Bricker & Associates, Inc., Icom Systems Limited and Fourth Tier, Inc., which were accounted for as poolings-of-interests.

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

RESULTS OF OPERATIONS, 2000 VS. 1999: The Company's revenue for 2000 was $872.0 million, a 16% decrease from $1.04 billion in 1999. The decrease in revenue was primarily a result of the rapid decline in the Company's Year 2000 (Y2K) compliance revenue. Y2K-related revenue for 2000 was $5.4 million, down 97.4% from $206.1 million in 1999. Excluding Y2K-related business, revenue for 2000 was $871.5 million, an increase of 4.4% as compared to similar core non-Y2K revenue in 1999. The Company believes this increase is indicative of the Company's strong positioning in its three core business lines, Business Innovation Consulting (Plan), e-Solutions (Build), and Application Development and Management Outsourcing (Manage). Keane's Plan, Build, and Manage revenue for 2000, excluding Y2K-related revenue, was $107.1 million, $327.1 million, and $437.3 million, respectively.

Salaries, wages, and other direct costs for 2000 were $621.2 million, or 71.2% of revenue, compared to $702.8 million, or 67.5% of revenue for 1999. This increase as a percentage of revenue was due primarily to lower utilization of the Company's billable headcount, caused by the decline of Y2K revenue. In order to bring costs in closer alignment with revenue, in the fourth quarter of 2000, the Company incurred a charge of $13.5million, of which $8.6 million, or 1.0% of revenue, is related to the consolidation and/or closing of certain non-profitable branch offices, employee severance costs, facility leases, and for other miscellaneous purposes. It is expected that approximately $1.4 million, associated with severance costs and payments to certain employees, will be paid in 2001. In addition, $4.9 million will be paid out as branch closures occur. The Company believes that it will save approximately $17.0 million on an annual basis as a result of this charge.

During the second quarter, the Company identified ten under-performing branch offices, which had lost critical mass as a result of the Y2K transition and were no longer profitable. Throughout the year, Keane took action to address these under-performing business units through the consolidation of operations, internal growth, the upgrading of management and sales personnel and office closures. The Company's believes it has completed its restructuring efforts and its new operating plan anticipates that all of its business units will be profitable during 2001.

Selling, General, & Administrative ("SG&A") expense for 2000 were $201.9 million or 23.1% of revenue, compared to $199.0 million or 19.1% of revenue in 1999. This increase was primarily attributable to the decrease in the Company's revenue and investments the Company continued to make in the development and marketing of its core business lines. The Company's objective is to aggressively manage SG&A, by enhancing critical mass and realizing the economies of scale associated with increasing revenue without proportionately adding to SG&A.

Amortization of goodwill and other intangible assets for 2000 was $12.4 million, or 1.4% of revenue, compared to $9.2 million, or 0.9% of revenue, in 1999. The increase was primarily attributable to acquisitions made during the current and prior year.

Keane completed two small acquisitions during 2000 at a cost of $ 32.5 million, net of cash acquired. On July 19, Keane acquired Denver Management Group, a management consulting firm focused on supply chain management and integrated distribution. Denver Management has been incorporated into Keane Consulting Group. On September 7, Keane acquired Care Computer Systems, Inc., a provider of software for the long-term care industry, which expanded the healthcare solutions marketed by Keane's Healthcare Solutions Division.

Interest and other expense for each of 2000 and 1999 were $1.5 million. Interest and dividend income for 2000 totaled $7.7 million, compared to $7.8 million in 1999.

The Company's effective tax rate for each of 2000 and 1999 was 40.5%.

Net income and earnings per share for 2000 were $20.4 million and $.29 per diluted share including all charges, and $28.4 million and $.41 per diluted share excluding all charges. This compares to net income of $73.1 million and $1.01 per diluted share including all charges, and net income of $81.2 and $1.12 per diluted share excluding all charges for 1999.

On February 5, 2001, Keane announced the sale of its help desk business in a cash transaction valued at $15.7 million. The Company anticipates that it will incur a gain associated with this sale in the first quarter of 2001. Revenue from its divested help desk business and from business units closed as part of its restructuring represented approximately $52 million in unprofitable revenue for the year 2000.

Net cash provided from operations was at $96 million during 2000, before the expenditure of $81 million for the repurchase of Keane shares and $32.5 million in acquisitions, net of cash acquired. The Company's plans are to continue to focus on maximizing cash flow to fund stock repurchases, potential mergers and acquisitions, and to build long-term shareholder value.

RESULTS OF OPERATIONS, 1999 VS. 1998: The Company's revenue for 1999 was $1.04 billion, a 3.3% decrease from $1.08 billion in 1998. The decrease in revenue was primarily a result of the rapid and anticipated decline in Y2K compliance revenue. Y2K compliance revenue decreased 44.2% to $206.1 million for 1999 from $369.5 million in 1998. However, the Company's 1999 revenue in its core services, excluding Y2K compliance, was $835.0 million, up 18.2% from $706.7 million in 1998. Core revenues include Business and Innovation Consulting
(Plan), e-Solutions (Build), Application Development and Management Outsourcing (Manage) and other non-Y2K related revenue. The Company believes the growth in non-Y2K revenue was a result of the Company's strategic repositioning executed during the year. This repositioning has yielded growth in important areas such as e-Solutions, which totaled $108 million in revenue during 1999. Growth in Keane's core Plan, Build, and Manage revenue was negatively impacted during the second half of 1999 due to a cross-industry Y2K-related freeze among many of Keane's clients, which deferred the start of new development projects to lower their Y2K-related risk. Despite the Y2K freeze, Keane's 1999 plan, build, and manage revenue was up 34.0%, 21.0%, and 11.1% to $110.9 million, $331.1 million, and $370.9 million, respectively, from 1998. The Company also reported $20.1 million in other core non Y2K revenue that it did not classify as plan, build, or manage.

Salaries, wages, and other direct costs for 1999 were $702.8 million, or 67.5% of revenue, compared to $696.8 million, or 64.7% of revenue for 1998. This increase as a percentage of revenue was due primarily to lower utilization of Company billable headcount, caused by the rapid decline of Y2K revenue and the Y2K-related deferral of new projects. Due to the extraordinary nature of expenses related to Keane's transition from Y2K and to bring costs in closer alignment with revenue, in the fourth quarter of 1999, the Company incurred a restructuring charge of $13.7 million or 1.3% of revenue. These charges are related to employee severance costs, costs associated with asset impairments, payments to certain employees. consolidation of less profitable business units and the closing of certain facilities.

SG&A expense for 1999 were $199.0 million or 19.1% of revenue, compared to $193.4 million or 18.0% of revenue in 1998. This increase as a percentage of revenue was primarily attributable to the decrease in the Company's revenue and investments the Company continued to make in the development and marketing of its core service offerings.

Amortization of goodwill and other intangible assets for 1999 was $9.2 million, or 0.9% of revenue, compared to $7.7 million, or 0.7% of revenue, in 1998. The increase was primarily attributable to acquisitions executed during 1999 and 1998.

Interest and other expenses for 1999 totaled $1.5 million, compared to $1.2 million in 1998. Interest and dividend income for 1999 totaled $7.8 million, compared to $5.2 million in 1998. The increase in interest and other related income can be attributable to the increase in investments, which grew to $89.7 million at year-end 1999 from $77.5 million at year-end 1998.

Pretax income for 1999 was $122.8 million, or 11.8% of revenue, down from pretax income of $174.2 million, or 16.2% of revenue in 1998.

The Company's effective tax rate for 1999 was 40.5% compared to 44.7% in 1998. The decrease is primarily attributable to the high tax rate incurred in 1998 which was impacted by non-deductible merger costs of $8.1 million and $1.7 million as a result of the conversion of Fourth Tier, Inc from cash to an accrual basis for tax reporting.

Net income and earnings per share for 1999 were $73.1 million and $1.01 per share diluted, respectively, including all charges, and $81.2 million and $1.12 per share diluted excluding all charges. This compared to net income of $96.3 million and $1.33 per share diluted in 1998.

Net cash provided from operations was $108 million during 1999, before the expenditure of $24 million for the repurchase of Keane shares and $61million in acquisitions, net of cash acquired.

RECENT ACCOUNTING PRONOUNCEMENTS: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101A was released in March 2000 and required adoption no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000 without significant impact on its financial position or results of operations.

In June 1998, the Financial Accounting Standards issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, " Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. In June 2000, the FASB issued Statement No. 138. " Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to FAS 133 and effective simultaneously with FAS 133. The Company will adopt FAS 133 as amended by FAS 138 in the first quarter of 2001 and does not expect the Statement to have a significant impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES: The Company's cash and investments at December 31, 2000 decreased to $115.2 million from $142.8 million at December 31, 1999. This decrease was primarily attributable to payments for acquisitions of $32.5 million and the repurchase of 4,131,000 shares of common stock at a cost of approximately $81.0 million and an average cost per share of $19.59. On each of February 10, 2000 and July 26, 2000, the Company's Board of Directors authorized the repurchase of up to a total of 2,000,000 shares of Common Stock until February 9, 2001 and July 25, 2001, respectively. The Company announced on October 25, 2000, that its Board of Directors had authorized the Company to repurchase additional 1,000,000 shares of Common Stock during the period ending July 25, 2001. On February 21, 2001, the Company announced an additional repurchase program of 1,000,000 shares authorized by its Board of Directors until July 25, 2001. The total number of shares authorized and available for repurchase as of February 21, 2001 was 1,869,000 shares. The Company views its marketable securities portfolio as available for use in its current operations, and accordingly, these investments are classified as current assets in the accompanying balance sheet. The Company maintains and has available a $10 million unsecured demand line of credit with a major Boston bank for operations and acquisition opportunities.

Based on its current operating plan, the Company believes that its cash, cash equivalents and investments on hand, cash flows from operations and current available lines of credit, will be sufficient to meet its working capital requirements for at least the next twelve months.

IMPACT OF INFLATION AND CHANGING PRICES: Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company was able to increase its billing rates over its increases in direct labor in 2000.

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

Risks Relating to Acquisitions. In the past five years, Keane has grown significantly through acquisitions. Since January 1, 1999, Keane has completed the acquisitions of Emergent Corporation in San Mateo, California, Amherst Consulting Group, Inc, in Boston, Massachusetts, Advanced Solutions Inc. in New York, New York, Anstec, Inc. of Mclean, Virginia, First Coast Systems, Inc. of Jacksonville, Florida, Parallax Solutions Limited, of Birmingham, England, Denver Management Group, of Denver, Colorado and Care Computer Systems, Inc. of Bellevue, Washington. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering such opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. Also, even if a definitive agreement is reached, there is no assurance that any future acquisition will be completed.

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

International Operations. Keane's international operations are subject to political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on its investments, which would affect the carrying value of those investments. Additionally, the Company transacts business in the United Kingdom and as such has exposure associated with movement in foreign currency exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page(s)

Reports of Independent Auditors......................................    22-23

Consolidated Balance Sheets as of December 31, 2000 and 1999.........      24

Consolidated Statements of Income
For the Years Ended December 31, 2000, 1999 and 1998.................      25

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998.................      26

Consolidated Statements of Cash Flows
For the Years ended December 31, 2000, 1999 and 1998.................      27

Notes to Consolidated Financial Statements...........................    28-38

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:

We have audited the accompanying consolidated balance sheets of Keane, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                              /s/ Ernst and Young LLP
Boston, Massachusetts
February 12, 2001, except for Note O,
as to which the date is February 21, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:

In our opinion, the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1998 (appearing on pages 25 through 27 of this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Keane, Inc. and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Keane, Inc. for any period subsequent to December 31, 1998.


                                         /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 1999

KEANE INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                              2000                   1999
---------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
Assets
Current:
         Cash and cash equivalents                                                    $ 53,783               $ 53,018
         Marketable securities                                                          59,179                 89,745
         Accounts receivable, net:
         Trade                                                                         164,706                213,767
         Other                                                                           1,428                  2,248
         Prepaid expenses and deferred taxes                                            15,533                 19,845
                                                                                      --------               --------
         Total current assets                                                          294,629                378,623

Long- term investments                                                                   2,250                     --
Property and equipment, net                                                             24,132                 27,330
Goodwill, net                                                                           75,497                 57,148
Other intangible assets, net                                                            43,164                 36,737
Deferred taxes and other assets, net                                                    23,922                 19,469
                                                                                      --------               --------
                                                                                      $463,594               $519,307
                                                                                      ========               ========
Liabilities
Current:
         Accounts payable                                                               16,820                 18,500
         Accrued expenses and other liabilities                                         26,953                 35,466
         Accrued compensation                                                           17,709                 18,288
         Notes payable                                                                   5,006                  7,564
         Accrued income taxes                                                            9,003                    ---
         Unearned income                                                                 4,611                  8,369
         Current capital lease obligations                                               1,230                  1,080
                                                                                      --------               --------
         Total current liabilities                                                      81,332                 89,267

Deferred income taxes                                                                    9,205                  4,482
Long-term portion of capital lease obligations                                           2,380                  2,610
Notes payable                                                                              ---                    149

Commitments and contingencies (Note I)

Stockholders' Equity
Preferred stock, par value $.01, authorized
         2,000,000 shares, issued none
Common stock, par value $.10, authorized
         200,000,000 shares, issued
         72,446,101 in 2000 and 72,085,356 in 1999                                       7,245                  7,208
Class B common stock, par value $.10, authorized
         503,797 shares, issued and outstanding
         284,891 in 2000 and 285,112 in 1999                                                28                     29
Additional paid-in capital                                                             121,444                120,810
Accumulated other comprehensive income                                                  (4,637)                (2,027)
Retained earnings                                                                      343,974                323,620
Less treasury stock at cost, 5,055,602 shares of Common Stock in 2000
 and 1,319,396 shares of Common Stock in 1999                                          (97,377)               (26,841)
                                                                                      --------               --------
            Total stockholders' equity                                                 370,677                422,799
                                                                                      --------               --------

                                                                                      $463,594               $519,307
                                                                                      ========               ========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,                                          2000                1999               1998
---------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total revenues                                                        $871,956          $1,041,092       $  1,076,198

Salaries, wages and other direct costs                                 621,208             702,795            696,752
Selling, general and administrative expenses                           201,852             199,009            193,438
Amortization of goodwill and other intangible assets                    12,351               9,169              7,701
Restructuring charge                                                     8,624              13,653                ---
Merger costs                                                               ---                 ---              8,120
                                                                      --------          ----------       ------------
Operating income                                                        27,921             116,466            170,187

Interest and dividend income                                             7,725               7,827              5,189
Interest expense                                                           588                  --                163
Other expenses, net                                                        872               1,480              1,057
                                                                      --------          ----------       ------------

Income before income taxes                                              34,186             122,813            174,156

Provision for income taxes                                              13,832              49,739             77,807
                                                                      --------          ----------       ------------

Net income                                                            $ 20,354          $   73,074       $     96,349
                                                                      ========          ==========       ============
Net income per share (basic)                                          $    .29          $     1.02       $       1.36
                                                                      ========          ==========       ============
Net income per share (diluted)                                        $    .29          $     1.01       $       1.33
                                                                      ========          ==========       ============

Weighted average common shares outstanding (basic)                      69,646              71,571             71,053
                                                                      ========          ==========       ============

Weighted average common shares and common share equivalents
 outstanding (diluted)                                                  69,993              72,395             72,284
                                                                      ========          ==========       ============

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED
DECEMBER 31, 1998, 1999 AND 2000
---------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                         CLASS B
                                                         COMMON                   OTHER                TREASURY STOCK      TOTAL
                                    COMMON STOCK      COMMON STOCK    ADDITIONAL  COMPRE-                  AT COST         STOCK-
                                  ------------------ ---------------   PAID-IN    HENSIVE   RETAINED   ----------------   HOLDERS'
                                  SHARES      AMOUNT SHARES   AMOUNT   CAPITAL    INCOME    EARNINGS   SHARES    AMOUNT   EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1998           70,361,354  $7,036 286,615  $29     $ 97,680    ($372)    $155,077   (305,615) ($2,413) $257,037

Pooling of interests with Omega                                                                  589                           589
Common Stock issued under            769,795      77                     6,191                           (7,449)    (356)    5,912
   stock option and employee
   purchase plans
Issuance  of Common Stock for        230,811      23                       (23)                                                ---
  business acquisitions
Merger expenses paid by                                                  1,571                                               1,571
  Shareholders
Conversions of Class B Common          1,312          (1,312)                                                                  ---
  Stock into Common Stock
Income tax benefit from stock                                            4,187                                               4,187
  option plans
Dividends paid to shareholders                                                                (1,469)                       (1,469)
Foreign  currency translation                                                      (392)                                      (392)
  adjustment
Net income                                                                                    96,349                        96,349
                                                                                                                          --------
Comprehensive income                                                                                                        95,957
                                  ------------------------------------------------------------------------------------------------
Balance December 31, 1998         71,363,272   7,136 285,303   29      109,606     (764)     250,546   (313,064)  (2,769)  363,784

Common Stock issued under            721,893      72                    10,689                           (6,332)    (162)   10,599
   stock option and employee
   purchase plans
Conversions of Class B Common            191            (191)                                                                  ---
  Stock into Common Stock
Income tax benefit from stock                                              515                                                 515
  option plans
Repurchase of Common Stock                                                                           (1,000,000) (23,910)  (23,910)
Investments valuation adjustment                                                 (1,263)                                    (1,263)
Net income                                                                                    73,074                        73,074
                                                                                                                          --------
Comprehensive income                                                                                                        71,811
                                  ------------------------------------------------------------------------------------------------
Balance December 31, 1999         72,085,356   7,208 285,112   29      120,810   (2,027)     323,620 (1,319,396) (26,841)  422,799

Common Stock issued under            360,524      36                       320                          394,794   10,389    10,745
   stock option and employee
   purchase plans
Conversions of Class B Common            221       1    (221)  (1)                                                             ---
  Stock into Common Stock
Income tax benefit from stock                                              314                                                 314
  option plans
Repurchase of Common Stock                                                                           (4,131,000) (80,925)  (80,925)
Investments valuation adjustment                                                    538                                        538
Foreign  currency translation                                                    (3,148)                                    (3,148)
  adjustment
Net income                                                                                    20,354                        20,354
                                                                                                                          --------
Comprehensive income                                                                                                        17,744
                                  ------------------------------------------------------------------------------------------------
Balance December 31, 2000          72,446,101 $7,245 284,891  $28     $121,444  ($4,637)    $343,974 (5,055,602)($97,377) $370,677
                                  ================================================================================================
                                  ================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                                 2000                  1999                 1998
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Cash Flows From Operating Activities:
Net income                                                                   $ 20,354             $  73,074             $ 96,349
Adjustments to reconcile net income to net cash provided
by operating activities:
 Depreciation and amortization                                                 28,991                31,519               21,018
 Deferred income taxes                                                         (5,444)                4,996              (10,553)
 Provision for doubtful accounts                                                3,086                  (625)               5,332
 Loss on sale of property and equipment                                           ---                    14                   25
 Non-cash restructuring charge                                                  3,403                 5,572                  ---
 Tax benefit from stock options                                                   ---                   ---                4,187
 Changes in operating assets and liabilities, net of
  acquisitions:
 (Increase) decrease in accounts receivable                                    48,432                37,580              (75,253)
 Increase (decrease) in prepaid expenses and other assets                       7,062                (6,395)              (1,995)
 Increase (decrease) in accounts payable, accrued expenses,
        unearned income and other liabilities                                 (18,415)              (24,064)              16,627
 Increase (decrease) in income taxes payable                                    8,609               (13,548)              10,493
                                                                             --------             ---------             --------

Net cash provided by operating activities                                      96,078               108,123               66,230
                                                                             --------             ---------             --------

Cash Flows From Investing Activities:
Purchase of investments                                                       (30,875)             (110,915)             (97,592)
Sale of investments                                                            60,191                96,542               70,805
Purchase of property and equipment                                            (11,386)              (16,418)             (16,740)
Proceeds from the sale of property and equipment                                  182                    77                  385
Payments for current year acquisitions, net of cash acquired                  (32,516)              (60,996)              (9,150)
Payments for prior years acquisitions                                          (3,756)                  ---                  ---
                                                                             --------             ---------             --------

Net cash used for investing activities                                        (18,160)              (91,710)             (52,292)
                                                                             --------             ---------             --------

Cash Flows From Financing Activities:
Payments under long-term debt, net                                             (3,523)                 (563)              (7,292)
Principal payments under capital lease obligations                             (1,376)               (1,217)              (1,240)
Proceeds from issuance of Common Stock                                         10,745                10,761                7,483
Repurchase of Common Stock                                                    (80,925)              (24,072)                 ---
Dividends paid                                                                    ---                   ---               (1,469)
                                                                             --------             ---------             --------

Net cash used for financing activities                                        (75,079)              (15,091)              (2,518)
                                                                             --------             ---------             --------
Effect of exchange rate changes on cash                                        (2,074)                  ---                  ---
Net increase in cash and cash equivalents                                         765                 1,322               11,420
Cash and cash equivalents at beginning of year                                 53,018                51,696               40,276
                                                                             --------             ---------             --------
Cash and cash equivalents at end of year                                     $ 53,783             $  53,018             $ 51,696
                                                                             ========             =========             ========

Supplemental information:
Income taxes paid                                                            $ 10,469             $  62,140             $ 68,540

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000, 1999, and 1998.
(All amounts in thousands unless stated otherwise and except for share and per share amounts)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Keane, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

As described in Note K, during 1998 the Company completed five acquisitions. Four of the acquisitions were accounted for as poolings-of-interests and one was accounted for as a purchase. The accompanying financial statements and notes have been restated for all periods presented for the three material pooling-of-interests acquisitions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

FISCAL YEAR: The Company records activity in quarterly accounting periods of equal length based on a monthly schedule of one five-week month followed by two four-week months. Differences in amounts presented and those which would have been presented using actual year end dates are not material. All references to "fiscal 2000", "fiscal 1999" and "fiscal 1998" in the financial statements and accompanying notes relate to the years ended December 30, 2000, December 31, 1999 and December 31, 1998, respectively. For ease of presentation, December 31 has been utilized for all financial statement captions.

NATURE OF OPERATIONS: Keane provides Information Technology (IT) and business consulting services. The Company divides its business into three main lines:
Business Innovation Consulting, e-Solutions (focusing on Enterprise Application Integration, supply chain and customer service systems), and Application Development and Management Outsourcing.

Keane's clients consist primarily of Global 2000 organizations across every major industry, healthcare organizations, and government agencies. The Company services clients through branch office operations in major markets of North America and the United Kingdom. These offices are supported by Keane Consulting Group , a centralized Strategic Practices Group representing Keane's core services and key competencies, and two Advanced Development Centers. This delivery structure allows the Company to provide clients with world-class capabilities representing the organizational experience and best practices of the entire Company on a responsive and cost-effective local level.

REVENUE RECOGNITION: The Company provides business innovation consulting and system design, implementation, and support services under fixed price and time and materials contracts. For fixed price contracts, revenue is recorded on the basis of the estimated percentage of completion of services rendered. Losses, if any, on fixed price contracts are recognized when the loss is determined. For time and materials contracts, revenue is recorded at contractually agreed upon rates as the costs are incurred. Revenues for software application sales are recognized on the basis of customer acceptance over the period of software implementation.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents are currently designated as available-for-sale. Cash equivalents at December 31, 2000 included investments in commercial paper ($33.3 million) and money market funds ($10.6 million). Cash equivalents at December 31, 1999 included investments in commercial paper ($24.9 million), municipal bonds ($.9 million) and money market funds ($4.8 million).

FINANCIAL INSTRUMENTS: The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the company's debt obligations approximates their carrying value. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments and trade receivables. The Company's cash, cash equivalents and investments are held with financial institutions with high credit standings. The Company's customer base consists of geographically dispersed customers in many different industries, therefore concentration of credit risk with respect to trade receivables is not considered significant.

INVESTMENTS: Investments are stated at fair value as reported by the investment custodian. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Investments are currently designated as available-for-sale, and as such, unrealized gains and losses are reported in a separate component of stockholders' equity. The Company views its marketable securities portfolio as available for use in its current operations, and accordingly, these investments are classified as current assets in the accompanying balance sheet. As of December 31, 2000, the Company's investments reflect a decline in market value of $1.2 million, which has been reflected in the statement of stockholder's equity. At December 31, 1999, the Company's investments reflected a decline in market value of $2.2 million. Realized gains and losses, as well as interest, dividends and capital gain/loss distributions on all securities, are included in earnings.

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

GOODWILL AND INTANGIBLE ASSETS: Intangible assets consist principally of goodwill and acquired customer-based intangibles, noncompetition agreements, and software initially recorded at fair value. Intangibles are amortized on a straight-line basis over 15 years for goodwill and 3 to 15 years for other intangibles. At each reporting date, management assesses whether there has been a permanent impairment in the value of its long-term assets and the amount of such impairment by comparing anticipated undiscounted future cash flows from acquired business units with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. Accumulated amortization at December 31, 2000 and 1999 was $35.4 million and $23.4 million, respectively.

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

COMPREHENSIVE INCOME: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders' equity. Other comprehensive income is comprised of currency translation adjustments and available-for-sale securities valuation adjustments. At December 31, 2000, accumulated other comprehensive income was comprised of foreign currency translation adjustment of $3.9 million and securities valuation adjustment of $.7 million, net of tax. At December 31, 1999, accumulated other comprehensive income was comprised of foreign currency translation adjustment of $.8 million and securities valuation adjustment of $1.3 million, net of tax.

STOCK-BASED COMPENSATION: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock options grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for the stock option grants. The Company also grants restricted stock for a fixed number of shares to employees for nominal consideration. Compensation expense related to restricted stock awards is recorded ratably over the restriction period.

LEGAL COSTS: The Company accrues costs of settlement, damages and under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred.

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

INDUSTRY SEGMENT INFORMATION: The Company operates in one reportable segment-information technology and business consulting services. The Company offers an integrated mix of end-to-end business solutions, such as Business Innovation Consulting (Plan), e-Solutions including enterprise application integration, supply chain and customer service systems (Build), and Application Development and Management Outsourcing (Manage). Approximately 94%, 96% and 97% of the Company's revenue was derived from these offerings for the years ended December 31, 2000, 1999 and 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), " Revenue Recognition in Financial Statements". SAB 101 was released in March 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000 without a significant impact on its financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. In June 2000, the FASB issued Statement No.
138. "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to FAS 133 and effective simultaneously with FAS 133. The Company will adopt FAS 133 as amended by FAS 138 in the first quarter of 2001 and does not expect the Statement to have a significant impact on its financial position or results of operations.

B.   INVESTMENTS

The following is a summary of available-for-sale securities:

                                                                      Gross Unrealized                          Estimated
                                                        Cost              Gains              Losses            Fair Value
DECEMBER 31, 2000
US Government Obligations                                 $27,441                 $ 30             $  178              $27,293
Corporate bonds                                            20,886                   67              1,203               19,750
Corporate passthroughs                                     12,092                   62                 18               12,136
                                                                                                                       -------

                                                          $60,419                 $159             $1,399              $59,179
                                                          =======             ========             ======              =======

Due in one year or less                                   $ 5,237                                                      $ 5,237
Due after one year through three years                     34,838                                                       33,438
Due after three years                                      20,344                                                       20,504
                                                          -------                                                      -------
                                                          $60,419                                                      $59,179
                                                          =======                                                      =======

DECEMBER 31, 1999
US Government Obligations                                 $34,142                                  $1,045              $33,097
Corporate bonds                                            29,834                                     862               28,972
Corporate passthroughs                                     16,998                                     222               16,776
Municipal notes                                             7,432                                      32                7,400
Commercial paper                                            3,500                                     ---                3,500
                                                          -------                                  ------              -------
                                                          $91,906                                  $2,161              $89,745
                                                          =======                                  ======              =======

There was no gain or loss, based on a specific identification basis, realized on the sale of available for sale securities during the years ended December 31, 2000, 1999 and 1998.

C.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                        DECEMBER 31
                                               2000                   1999
                                             --------               --------
Billed                                       $141,533               $195,887
Unbilled                                       34,163                 25,784
Allowance for doubtful accounts               (10,990)                (7,904)
                                             --------               --------
                                             $164,706               $213,767
                                             ========               ========

Accounts receivable is presented net of doubtful accounts. The activity in the allowance account is as follows:

                                              DECEMBER 31,
                                    2000         1999         1998
                                  --------     --------     --------
Beginning of year balance         $ 7,904        8,133      $ 4,933
Provision charged                   6,778        7,749        5,300
Write-offs                         (3,692)      (7,978)      (2,100)
                                  -------      --------     --------
End of year balance               $10,990        7,904      $ 8,133
                                  =======      ========     ========

D.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                        DECEMBER 31,
                                                    2000              1999
                                                  --------          --------
Buildings and improvements                         $   772           $   772
Office equipment                                    71,316            64,448
Computer equipment and software                     15,316            13,678
Leasehold improvements                               9,885             8,691
                                                  --------          --------
                                                    97,289            87,589
Less accumulated depreciation and amortization      73,157            60,259
                                                  --------          --------
                                                   $24,132           $27,330
                                                  ========          ========

Depreciation expense totaled $16,216, $22,350 and $13,317 in 2000, 1999 and 1998, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $6,552 and $5,672 with accumulated amortization totaling $3,282 and $2,496 at December 31, 2000 and 1999, respectively.

E.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                       DECEMBER 31,
                                                  2000              1999
                                                -------           -------
Accrued employee benefits                       $ 8,226           $ 7,075
Accrued rent obligations                          1,609             2,905
Y2K warranties                                      ---             4,637
Accrued restructuring                             6,332             7,081
Other                                            10,786            13,768
                                                -------           -------
                                                $26,953           $35,466
                                                =======           =======

F.   NOTES PAYABLE

In conjunction with the Company's acquisition of GSE Erudite Software, Inc. on April 20, 1998, the Company issued and paid during 1999 a $1.0 million non-interest-bearing note.

In connection with the Company's acquisition of Parallax Solutions Ltd. in February of 1999, the Company issued a $6.6 million note payable to the former owners. During the year, the Company paid $ 2.6 million of this note, leaving a remaining balance of $ 4.0 million. The balance of this note is payable in May 2001 and bears interest at 7.05 %.

G.   CAPITAL STOCK

In May 1998, the stockholders approved an amendment to the Company's Articles of Organization increasing the number of shares of Common Stock authorized for issuance to 200,000,000 shares. The Company has three classes of stock:
Preferred Stock, Common Stock and Class B Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock generally vote as a single class with holders of Common Stock but are entitled to 10 votes for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions of any series of Preferred Stock, and to fix the number of shares of any such series. The Common Stock and Class B Common Stock have equal liquidation and dividend rights except that any regular quarterly dividend declared shall be $.05 per share less for holders of Class B Common Stock. Class B Common Stock is nontransferable, except under certain conditions, but may be converted into Common Stock on a share-for-share basis at any time. Conversions to common stock totaled 221, 191 and 1,312 shares in 2000, 1999 and 1998, respectively. Shares of common stock reserved for conversions totaled 284,891 at December 31, 2000.

H.   BENEFIT PLANS

STOCK OPTION PLANS: The Company has three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation," and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                   YEARS ENDED DECEMBER 31,
                                                  2000       1999       1998
                                                ------------------------------
Net income - as reported                        $20,354    $73,074    $96,349
Net income - pro forma                            2,596     61,811     91,020
Net income per share - as reported (diluted)        .29       1.01       1.33
Net income per share - pro forma (diluted)          .04        .85       1.26

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for future years.

The fair market value of each stock option is estimated using the Black Scholes option pricing method, assuming no expected dividends with the following weighted-average assumptions:

                                                     YEARS ENDED DECEMBER 31,
                                                  2000        1999        1998
                                                --------------------------------
Expected life (years)                              4.4         4.0         4.0
Expected stock price volatility                     93%         96%         47%
Risk-free interest rate                           5.00%       5.27%       4.83%

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

In December 2000, the Company initiated a new "Time Accelerated Restricted Stock Award Plan" (TARSAP) under its 1998 Equity Incentive Plan, whereby the vesting of certain stock options is directly impacted by the performance of the Company. Under this feature, the Company will accelerate the vesting of stock options upon the meeting of certain profitability criteria. Otherwise the option will vest five years after the date of grant and expire at the end of ten years.

The weighted-average fair value of options granted under both Plans during the years ended December 31, 2000, 1999 and 1998 was $11.53, $14.39 and $14.73,
respectively.

Information with respect to activity under the Company's stock option plans is set forth below:

                                                                  WEIGHTED
                                             COMMON                AVERAGE
                                             STOCK             EXERCISE PRICE
Outstanding at December 31, 1997            2,187,095             $ 8.93
  Granted                                     953,789              34.15
  Exercised                                  (782,577)              4.21
  Canceled/Expired                           (120,247)             18.80
                                            ---------
Outstanding at December 31, 1998            2,238,060              20.80
  Granted                                   1,582,300              20.60
  Exercised                                  (409,112)              6.69
  Canceled/Expired                           (517,389)             25.91
                                            ---------
Outstanding at December 31, 1999            2,893,859              21.76
  Granted                                   3,580,618              16.58
  Exercised                                  (382,078)              8.75
  Canceled/Expired                           (870,830)             25.36
                                            ---------
Outstanding at December 31, 2000            5,221,569             $18.55
                                            =========

Shares available for future issuance under the Company's stock option plans at December 31, 2000 are 3,009,190.

The following table summarizes information about stock options that were outstanding at December 31, 2000:

                                         Weighted Average       Weighted Average
                                          Remaining       Exercise Price                         Weighted Average
      Range of              Number        Contractual      Of Options          Number            Exercise Price
   Exercise Prices        Outstanding        Life          Outstanding       Exercisable     Of Exercisable Options
---------------------     -----------     -----------     --------------     -----------     ----------------------
   $ 0.04  -   $ 5.56         10,000           2.8            $ 0.04            10,000                  $ 0.04
     5.57  -    11.12      2,129,329           9.3              9.52           133,329                    6.08
    11.13  -    16.68        194,780           1.4             14.88            98,465                   15.06
    16.69  -    22.25      1,096,334           3.5             19.05           184,959                   18.29
    22.26  -    27.81      1,026,448           3.9             26.14            33,184                   24.19
    27.82  -    33.37        471,687           2.7             30.34           232,252                   30.70
    33.38  -    38.94        204,750           2.0             38.27           101,561                   38.31
    38.95  -    44.50         75,741           2.5             42.77            34,434                   43.10
    44.51  -    50.06          9,500           2.4             46.57             4,750                   46.57
    50.07  -    55.63          3,000           2.6             53.00             1,500                   53.00
                           ---------                                           -------

   $ 0.04  -   $55.63      5,221,569           5.8            $18.55           834,434                  $23.10

STOCK PURCHASE PLANS: The Company's 1983 Restricted Stock Purchase Plan provides for grants of 2,025,000 shares of Common Stock to be made to key employees at the discretion of the compensation committee of the Board of Directors. No grants were issued during 1998 through 2000. At December 31, 2000, 1,377,760 shares remained available for future grants. Restrictions on the sale or transfer of shares lapse three years after the date of grant. As grants are issued, deferred compensation equivalent to the market value at the date of grant, less the $.10 per share of the purchase price, is amortized to compensation expense over the three-year vesting period. There was no amortization in 2000, 1999 and 1998.

The Company's 1992 Employee Stock Purchase Plan provides for the purchase of 2,550,000 shares of Common Stock by qualifying employees at a purchase price of 85% of the market value of the stock on the purchase date. During 2000, 1999 and 1998 participants in this plan purchased 384,209, 310,051, and 72,832 shares, respectively. Shares available for future purchases totaled 539,772 at December 31, 2000.

INCENTIVE COMPENSATION PLANS: During 1988, the Company established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 2000, 1999 and 1998 approximated $11,198, $8,336 and $9,505, respectively.

DEFERRED SAVINGS AND PROFIT SHARING PLAN: During 1984, the Company established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 15% of their salary to the plan. The Company makes discretionary contributions to the plan based on a percentage of contributions made by the eligible employees and profits of the Company. The Company's contributions vest after the employee has completed 42 months of service and for 2000, 1999 and 1998 amounted to approximately $4,958, $5,065 and $4,818, respectively.

I.   COMMITMENTS AND CONTINGENCIES

The Company's corporate offices are located in Boston, Massachusetts. The building is leased from a partnership in which an officer and certain directors and shareholders of the Company are limited partners. The lease is for a term of twenty years at annual rentals considered to be at prevailing market rates and lasting through 2006. The Company is also required to pay specified percentages of annual increases in real estate taxes and operating expenses. The Company leases additional office space and apartments under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rentals. Rental expense for all of the Company's facilities amounted to approximately $22.4 million in 2000, $21.8 million in 1999, and $16.1 million in 1998. The Company is committed to minimum annual rental payments under all leases of approximately $26.7 million in 2001, $22.2 million in 2002, $17.8 million in 2003, $14.2 million in 2004, $ 8.6 million in 2005 and an aggregate of $ 3.7 million for 2006 and thereafter.

On September 25, 2000, the U.S. Equal Employment Opportunity Commission ("EEOC") commenced a civil action against Keane in the United States District Court for the District of Massachusetts alleging that the Company discriminated against former employee Michael Randolph and other unspecified "similarly-situated individuals" by acts of racial harassment, retaliation and constructive discharge. The EEOC has not specified the amount of damages it is seeking. The parties are presently engaged in discovery. Because the lawsuit is in pre-trial stages, management is unable to estimate the effect, if any, it may have on its consolidated financial position or consolidated results of operations.

The Company is involved in other litigation and various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes these litigation matters are without merit and intends to defend these matters vigorously.

J.   INCOME TAXES

The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

The provision for income taxes consists of the following:

                                             YEARS ENDED DECEMBER 31,
                                         2000         1999         1998
                                       --------     --------     --------
Current:
  Federal                               $16,748      $34,230      $67,740
  State                                   1,958        9,283       15,499
  Foreign                                   570        1,230        5,121
                                        -------      -------     --------
     Total Current                       19,276       44,743       88,360

Deferred:
  Federal                                (4,283)       3,570       (7,626)
  State                                    (898)         626       (2,717)
  Foreign                                  (263)         800         (210)
                                        -------      -------     --------
    Total Deferred                       (5,444)       4,996      (10,553)
                                        -------      -------     --------
                                        $13,832      $49,739      $77,807
                                        =======      =======     ========

A reconciliation of the statutory income tax provision with the effective income tax provision is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                     2000         1999         1998
                                                   --------     --------     --------
Federal income taxes at 35%                         $11,965      $42,985      $60,955
State income taxes, net of federal tax benefit        1,060        6,530        8,307
Merger related costs                                      -            -        2,916
Other, net                                              807          224        5,629
                                                    -------      -------      -------
          Total income tax provision                $13,832      $49,739      $77,807
                                                    =======      =======      =======

The components of the net deferred tax assets and liabilities are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              2000                     1999
                                                            --------                 --------
Current Asset:
   Allowance for doubtful accounts and other reserves       $  5,204                  $ 5,611
   Employee medical benefits                                       -                   (1,079)
   Accrued expenses                                            3,300                    1,817
                                                           ---------                  -------
      Total current assets                                     8,504                    6,349

Non-current Asset:
   Amortization of intangible assets                           9,998                   12,438
   Depreciation and other                                      7,135                    3,449
   Domestic net operating loss carry-forwards                  2,541                        -
                                                           ---------                  -------
      Total non-current assets                                19,674                   15,887

Non-current Liability:
   Intangibles                                                (9,205)                  (4,482)
                                                           ---------                  -------
Net deferred tax assets                                    $  18,973                  $17,754
                                                           =========                  =======

At December 31, 2000, the Company had domestic net operating loss (NOL) carry-forwards of $6.8 million expiring in 2017 and 2018, which is subject to a
Section 382 limitation due to ownership changes.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences and no valuation allowance is necessary.

The current component is included in prepaid expenses and other deferred taxes on the balance sheet. The non-current asset component is included in the deferred taxes and other assets, net on the balance sheet.

K.   BUSINESS ACQUISITIONS

During 2000, 1999 and 1998, the Company completed several acquisitions of businesses complementary to the Company's business strategy. The cost of these acquisitions, which were accounted for using the purchase method of accounting, totaled $35.3 million in 2000, $67.9 million in 1999 and $9.8 million in 1998. In certain cases, the purchase price included contingent consideration based upon operating performance of the acquired business. The Company presently has $2.3 million in additional consideration contingently payable at December 31, 2000, which will be recorded as additional purchase price if the contingency is met.

The results of operations of these acquired companies have been included in the Company's consolidated statement of income from the date of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill and is being amortized on a straight-line basis over periods ranging from three to fifteen years. Pro forma results of operations for these acquisitions have not been provided as they were not material to the Company on either an individual or an aggregate basis.

In addition, during 1998, the Company consummated four business combinations which were accounted for as poolings-of-interests. To effect these combinations, the Company exchanged in the aggregate 4,336,267 shares of its common stock. Operating results for these combinations have been adjusted to reflect these transactions as if they occurred at the beginning of all periods presented.

In connection with these pooling-of -interests transactions, the Company incurred aggregate charges of approximately $8.1 million to reflect investment banking, legal, accounting and other professional fees associated with these pooling-of-interests transactions.

L.   BANK DEBT

In July 1995, the Company secured a $10 million demand line of credit from a major Boston bank, which expires in June of 2001. Borrowings will bear interest at the bank's base rate (the prime rate). There were no borrowings under this line during 2000 or 1999.

M.   EARNINGS PER SHARE

A summary of the Company's calculation of earnings per share is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               2000         1999         1998
                                                             --------     --------     --------
Net income                                                   $ 20,354     $ 73,074     $ 96,349
Weighted average number of common shares
outstanding used in calculation of basic earnings
per share                                                      69,646       71,571       71,053
Incremental shares from the assumed exercise of
dilutive stock options                                            347          824        1,231
                                                             --------     --------     --------
Weighted average number of common shares
outstanding used in calculation of diluted earnings
per share                                                      69,993       72,395       72,284
                                                             ========     ========     ========
Earnings per share
Basic                                                           $ .29       $ 1.02       $ 1.36
                                                             ========     ========     ========
Diluted                                                         $ .29       $ 1.01       $ 1.33
                                                             ========     ========     ========

For the period ending December 31, 2000, there were 3,063,740 options for common stock, which were excluded because they were anti-dilutive.

N.   RESTRUCTURING CHARGES

In the fourth quarter of 2000 and 1999, the Company recorded restructuring charges of $8.6 million and $13.7 million, respectively. Of these charges, $1.7 million and $3.8 million related to a workforce reduction, primarily technical consultants, of approximately 200 employees and 600 employees for the years 2000 and 1999, respectively. In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off $3.4 million in 2000 and $4.8 million in 1999 of assets which became impaired as a result of these restructuring actions. The charges included $ 3.5 million in 2000 and $ 5.1 million in 1999 for branch office closings and certain other expenditures.

A summary of fiscal year 2000 restructuring activity, which is recorded in accrued expenses in the accompanying balance sheet, is as follows:

                                              Branch Office
                                              Closures and
                       Workforce   Impaired   Certain Other
                       Reduction   Assets     Expenditures   Total
                       ---------   --------   ------------   -------

Balance at 12/31/99      $ 2,800    $     0        $ 4,281   $ 7,081

FY 2000 Charge             1,743      3,403          3,478     8,624

Cash expenditures         (3,138)        --         (2,832)   (5,970)

Non cash charges              --     (3,403)            --    (3,403)
                         -------    -------                  -------
Balance 12/31/00          $1,405         $0         $4,927    $6,332
                         =======    =======         ======   =======

O.   SUBSEQUENT EVENTS

The Company announced on February 5, 2001 that it had sold its help desk business. The divestiture encompasses assets associated with the technical supports centers located in Tucson, Arizona and Kirkland, Washington, which together employed approximately 1,000 people. The divestiture was completed as a cash transaction valued at $15.7 million. The Company anticipates that it will incur a gain associated with the sale in the first quarter of 2001.

The Company announced on February 21, 2001, that it had increased the share repurchase authorization under the Company's July 24, 2000 share repurchase program by an additional one million shares. The remaining 869,000 shares available for repurchase under the existing authorization brings the Company's total repurchase authorization to 1,869,000 shares as of February 21, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Directors and Executive Officers of the Company" in Part I hereof and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be help May 30, 2001 (the "2001 Proxy Statement") under the caption "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION

The response to this Item is incorporated herein by reference to the Company's 2001 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is incorporated herein by reference to the Company's 2001 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated herein by reference to the Company's 2001 Proxy Statement under the caption "Certain Related Party Transactions."

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements
    --------------------

The following consolidated financial statements are included in Part II, Item 8:

                                                                       PAGE(S)

Reports of Independent Auditors..................................       22-23

Consolidated Balance Sheets as of December 31, 2000 and 1999.....          24

Consolidated Statements of Income
For the Years Ended December 31, 2000, 1999 and 1998.............          25

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998.............          26

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998.............          27

Notes to Consolidated Financial Statements.......................       28-38

(b)  Exhibits
     --------

The Exhibits set forth in the Exhibit Index are filed as part of this Annual Report.

(c)  Reports on Form 8-K
     -------------------

The Company did not file any Current Reports on Form 8-K during the three-month period ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         KEANE, INC.
                                         (Registrant)



                                         /s/ Brian T. Keane
                                         -------------------------------------
                                         By:  Brian T. Keane
                                         President and Chief Executive Officer


Date:     March 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  John F. Keane                        March 28, 2001     /s/ John J. Leahy                         March 28, 2001
-------------------------------------                        -------------------------------------
John F. Keane                                                John J. Leahy
Chairman                                                     Senior Vice President and
                                                             Chief Financial Officer
                                                             (Principal Financial Officer)
                                                             (Principal Accounting Officer)

/s/  Brian T. Keane                       March 28, 2001     /s/ John F. Keane, Jr.                    March 28, 2001
-------------------------------------                        -------------------------------------
Brian T. Keane                                               John F. Keane, Jr.
President, Chief Executive Officer                           Director
 and Director

/s/  John F. Rockart                      March 28, 2001     /s/  Robert A. Shafto                     March 28, 2001
-------------------------------------                        -------------------------------------
John F. Rockart                                              Robert A. Shafto
Director                                                     Director

/s/  Philip J. Harkins                    March 28, 2001     /s/  Winston R. Hindle, Jr.               March 28, 2001
-------------------------------------                        -------------------------------------
Philip J. Harkins                                            Winston R. Hindle, Jr.
Director                                                     Director

Exhibit Index
-------------

     3.1 Articles of Organization of the Registrant, as amended, are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-85206).

     3.2 Articles of Amendment to Registrant's Articles of Organization, filed on May 29, 1998, are incorporated herein by reference to
               Exhibit 99.1 to the Registrant's Current Report on 8-K, filed on June 3, 1998.

     3.3 Second Amended and Restated By-Laws of the Registrant are incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

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

   *10.10      Amendment to 1998 Equity Incentive Plan.

   *10.11 1992 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.10 to the 1992 Form 10-K.

   *10.12      Amendment to 1992 Employee Stock Purchase Plan

    10.13 Lease dated February 20, 1985, between the Registrant and Jonathan G. Davis, as Trustee of City Square Development Trust (the "Trust"), is incorporated herein by reference to Exhibit
               10.6 to the Registration Statement.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(A) and (C) of this report.

    10.14 First Amendment of Lease dated March 19, 1985, between the Registrant and the Trust, is incorporated herein by reference to
               Exhibit 10.7 to the Registration Statement.

    10.15 Second Amendment of Lease dated November 1985, between the Registrant and the Trust, is incorporated herein by reference to
               Exhibit 10.8 to the Registration Statement.

    10.16 Documents relating to the Demand Lines of Credit with Shawmut Bank, N.A. and the First National Bank of Boston (the "Banks") are incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995:

     (a) Demand Money Market Promissory Note dated as of May 1, 1995, in the amount of $10,000,000, between the Registrant and Shawmut Bank.

     (b) Loan Agreement dated July 20, 1995, in the amount of $10,000,000, between the Registrant and Bank of Boston.

    21.        Schedule of Subsidiaries of the Registrant

    23.1       Consent of Ernst & Young LLP

    23.2       Consent of PriceWaterhouseCoopers  LLP