Form 10-Q
period 2001-03-31
KEANE INC
filed 2001-05-14
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(x) QUARTERLY RE[PORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2001

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

Yes   X     No _____
    ____


As of March 31, 2001, the number of issued and outstanding shares of Common Stock (excluding 4,946,701 shares held in treasury) and Class B Common Stock are 67,499,400 and 284,891 shares, respectively.

Keane, Inc. And Subsidiaries
Table Of Contents


Part I - Financial Information

Unaudited Consolidated Statements of Income for the three months ended March 31, 2001
and 2000...................................................................................   3

Unaudited Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000...........   4

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2001
and 2000...................................................................................   5

Notes to Unaudited Financial Statements....................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations......   9

Part II - Other Information................................................................  13

Signature Page.............................................................................  14

Keane, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                                    (In thousands except per share amounts)
                                                                                               Three months ended March 31,
                                                                                            2001                       2000
Total revenues                                                                          $208,346                   $216,208

Salaries, wages and other direct costs                                                   145,149                    154,574
Selling, general and administrative expenses                                              49,327                     51,254
Amortization of goodwill and other intangible assets                                       3,462                      2,889
                                                                                        --------                   --------
     Operating income                                                                     10,408                      7,491

Interest and dividend income                                                               1,625                      2,143
Interest expense                                                                             113                        186
Other (income) expenses, net                                                              (2,291)                       183
                                                                                        --------                   --------

     Income before income taxes                                                           14,211                      9,265

Provision for income taxes                                                                 5,757                      3,754
                                                                                        --------                   --------

     Net income                                                                         $  8,454                   $  5,511
                                                                                        ========                   ========

Net income per share (basic)                                                            $   0.12                   $   0.08
                                                                                        ========                   ========

Net income per share (diluted)                                                          $   0.12                   $   0.08
                                                                                        ========                   ========

Weighted average common  shares outstanding (basic)                                       68,140                     71,011
                                                                                        ========                   ========

Weighted average common and common share equivalents outstanding                          68,877                     71,686
 (diluted)                                                                              ========                   ========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                                                               (In thousands)
                                                                               March 31, 2001                December 31, 2000
Assets                                                                          ( Unaudited )                 ( See Note 1 )
Current:
     Cash and cash equivalents                                                     $ 92,885                         $ 53,783
     Marketable securities                                                           52,512                           59,179
     Accounts receivable, net:
       Trade                                                                        166,688                          164,706
       Other                                                                          1,401                            1,428
     Prepaid expenses and deferred taxes                                             17,425                           15,533
                                                                                   --------                         --------
          Total current assets                                                      330,911                          294,629

Long-term investments                                                                   250                            2,250
Property and equipment, net                                                          21,968                           24,132
Goodwill, net                                                                        73,916                           75,497
Intangible assets, net                                                               40,824                           43,164
Deferred taxes and other assets, net                                                 22,508                           23,922
                                                                                   --------                         --------
                                                                                   $490,377                         $463,594
                                                                                   ========                         ========
Liabilities
Current:
     Accounts payable                                                                13,709                           16,820
     Accrued expenses and other liabilities                                          38,154                           26,953
     Accrued compensation                                                            25,682                           17,709
     Notes payable                                                                    4,033                            5,006
     Accrued income taxes                                                            15,973                            9,003
     Unearned income                                                                  3,673                            4,611
     Current capital lease obligations                                                1,179                            1,230
                                                                                   --------                         --------
          Total current liabilities                                                 102,403                           81,332

Deferred income taxes                                                                 6,287                            9,205
Long-term portion of capital lease obligations                                        2,114                            2,380

Stockholders' Equity
Common stock                                                                          7,245                            7,245
Class B common stock                                                                     28                               28
Additional paid-in capital                                                          115,687                          121,444
Accumulated other comprehensive income                                               (3,369)                          (4,637)
Retained earnings                                                                   352,428                          343,974
Less treasury stock                                                                 (92,446)                         (97,377)
                                                                                   --------                         --------
          Total stockholders' equity                                                379,573                          370,677
                                                                                   --------                         --------

                                                                                   $490,377                         $463,594
                                                                                   ========                         ========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

Keane, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                               (In thousands)
                                                                                         Three months ended March 31,
Cash flows from Operating Activities:                                                      2001                    2000
Net Income                                                                              $ 8,454                $  5,511
Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization                                                        6,687                   4,503
     Deferred income taxes                                                                 (983)                    381
     Provision for doubtful accounts                                                        394                   1,231
     Loss on sale of property and equipment                                                  24                     489
     Loss on write down of equity investments                                             2,000                     ---
     Gain on sale of business unit                                                       (4,302)                    ---
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          (2,349)                 25,498
     (Increase) decrease in prepaid expenses and other assets                            (2,381)                  2,879
     (Increase) decrease in accounts payable, accrued expenses and                        7,407                  (2,865)
      other liabilities, and unearned revenue
     Increase in income taxes payable                                                     7,254                   3,194
                                                                                        -------                --------

     Net cash provided by operating activities                                           22,205                  40,821
                                                                                        -------                --------

Cash flows from Investing Activities:
     Purchase of investments                                                             (4,408)                 (8,827)
     Sale of investments                                                                 11,075                   7,178
     Purchase of property and equipment                                                  (3,307)                 (3,844)
     Proceeds from sale of business unit                                                 16,087                     ---
     Proceeds from the sale of property and equipment                                        65                      35
     Payments for prior year acquisitions                                                (1,032)                    ---
                                                                                        -------                --------

     Net cash provided by (used for) investing activities                                18,480                  (5,458)
                                                                                        -------                --------

Cash flows from Financing Activities:
     Payments under long-term debt                                                         (973)                   (254)
     Principal payments under capital lease obligations                                    (679)                   (271)
     Proceeds from issuance of common stock                                               3,217                   5,598
     Repurchase of common stock                                                          (4,045)                (30,827)
                                                                                        -------                --------

     Net cash (used for) financing activities                                            (2,480)                (25,754)
                                                                                        -------                --------
     Effect of exchange rate changes on cash                                                897                     ---
     Net increase in cash and cash equivalents                                           38,205                   9,609
     Cash and cash equivalents at beginning of period                                    53,783                  53,018
                                                                                        -------                --------
     Cash and cash equivalents at end of period                                         $92,885                $ 62,627
                                                                                        =======                ========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

Keane, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands except per share amounts)

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

           The financial information at December 31, 2000 and for the then ended has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. Computation of Earnings Per Share for quarters ended March 31, 2001 and 2000.


                                                                                      Three months ended March 31,
                                                                                      2001                       2000
           Net income                                                           $    8,454                 $    5,511

           Weighted average number of common shares                                 68,140                     71,011
           outstanding used in calculation of basic earnings
           per share

           Incremental shares from the assumed                                         737                        675
           Exercise of dilutive stock options

           Weighted average number of common shares                                 68,877                     71,686
           outstanding used in calculation of diluted
           earnings per share

           Earnings per share

           Basic                                                                $     0.12                 $     0.08
                                                                                ==========                 ==========

           Diluted                                                              $     0.12                 $     0.08
                                                                                ==========                 ==========

Keane, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands except per share amounts)

Note 3. The Company offers an integrated mix of end-to-end business solutions, such as Business and IT consulting (Plan), software development and integration services including e-Solutions (Build), and Application Development and Management Outsourcing (Manage). During the first quarter of 2001 approximately 94% of the Company's revenues was derived from these offerings, with the balance from the healthcare industry. Therefore, the Company operates in one reportable segment.

Note 4. Total comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders equity) for the first quarter of fiscal 2001 and fiscal 2000 was $9.7 million and $5.4 million, respectively.

Note 5. In the fourth quarter of 2000, the Company recorded a restructuring charge of $8.6 million. Of this charge $1.7 million related to a workforce reduction of approximately 200 employees, primarily consultants. In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off $3.4 million of impaired assets, which became impaired as a result of this restructuring action. The charge included $3.5 million for branch office closings and certain other expenditures.

           A summary of first quarter activity with respect to the restructuring charge is as follows:

                                    Branch Office
                                    Closures and
                     Workforce      Certain Other
                     Reduction      Expenditures        Total
                     ---------      -------------      -------

Balance 12/31/00     $ 1,405           $ 4,927         $ 6,332

Cash expenditures      1,405               890           2,295
                     -------           -------         -------

Balance 03/31/01     $   -             $ 4,037         $ 4,037
                     =======           =======         =======


Note 6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, (FAS
           133), "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" which made FAS 133 effective for fiscal years beginning after June 15, 2000. Accordingly, the Company adopted FAS 133 in the first quarter of 2001 and the adoption did not have a significant impact on the Company's financial position or results of operations.

Keane, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands except per share amounts)

Note 7. On February 5, 2001, the Company completed the divestiture of its Help Desk operations in return for $15.7 million in cash. As a result of this transaction, the Company incurred an one time gain of approximately $4.0 million and is reflected in the statement of operation under the caption "Other expense (income), net".

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

Results of Operations

The Company's revenue for the first quarter of 2001 was $208.3 million, a 3.6% decrease from revenue of $216.2 million in the first quarter of 2000. However, excluding the Company's divested Help Desk operations, Keane's revenue was $203.2 million, an increase of 2% from comparable non-Y2K related revenue in the first quarter of 2000. On February 5, Keane completed the divestiture of its Help Desk operations for $15.7 million in cash. Keane's revenue in the first quarter was generated by the Company's diversified portfolio of Business Innovation Consulting (Plan), Application Development and Integration (Build - e-Solutions), and Application Development and Management Outsourcing (Manage) services. Keane's Application Development and Management (ADM) Outsourcing service represented $100 million or 48% of revenue during the quarter, an increase of 17% from $85.2 million during the first quarter of 2000.

For the first quarter of 2001, revenue from the Company's Plan Services was $20.7 million, down 34.1% from Plan revenue of $31.4 million for the first quarter of last year. Plan revenue for the quarter was negatively effected by project deferrals and cancellations associated with the Company's business consulting arm, Keane Consulting Group (KCG). Plan revenue is primarily comprised of business innovation consulting delivered via KCG and IT consulting services, which are sold and implemented out of Keane's network of branch offices.

First quarter 2001 revenue from the Company's Build Services was $76.2 million, a 4.3% decrease from $79.6 million in the first quarter of 2000. Build revenue was negatively impacted by Keane's Healthcare Solutions business, which also experienced project deferrals and elongated sales cycles during the quarter. Build revenue primarily consists of application development and integration business, including much of the Company's e-business work. The Company's e-Solutions revenue during the quarter was $45 million, up 30% from the first quarter of last year. This increase resulted from additional spending from the Company's Global 2000 customer base, and public sector work from both Federal and State governments.

The decline in the Company's more economically sensitive Plan and Build Services was offset by strong first quarter growth from the Company's Manage Services, which generated $111.4 million, up 11.7% from $99.8 million, excluding Y2K revenue, during the first quarter of 2000. Manage revenue during the first quarter of 2000, consisted of $100 million of Application Development and Management (ADM) Outsourcing services, $5.2 million of Help Desk revenue, and $6.2 million in other manage-related business. This increase was driven by strong ADM Outsourcing bookings during 2000, particularly in the fourth quarter of last year.

Salaries, wages and other direct costs for the first quarter of 2001 were $145.1 million, or 69.7% of revenue, compared to $154.6 million, or 71.5% of revenue, for the first quarter of 2000. As a result, Keane's gross margins for the first quarter of 2001 increased to 30.3%, an increase of 180 basis points. This decrease in direct costs and increase in gross margin was primarily the result of higher utilization of billable employees, the divestiture of lower-margin Help Desk business, and the restructuring of under-performing business units announced last year.

Selling, General & Administrative ("SG&A") expense for the first quarter of 2001 was $49.3 million, or 23.7% of revenue, compared to $51.3 million, or 23.7% of revenue, for the first quarter of last year. This decrease in absolute dollars reflects the Company's efforts to keep SG&A expense in alignment with current revenue. Excluding Keane's Help Desk operations, SG&A expense for the first quarter would have been $48.6 million.

Amortization of goodwill and other intangible assets for the first quarter of 2001 was $3.5 million, or 1.7% of revenue, compared to $2.9 million, or 1.3% of revenue in the first quarter of 2000. The increase in amortization in absolute dollars was attributable to additional intangible assets as a result of the Company's acquisitions of Denver Management Group in July 2000 and Care Computer Systems in September 2000.

Interest and dividend income totaled $1.6 million for the first quarter of 2001, compared to $2.1 million for the same period last year. The decrease in interest and dividend income was primarily attributable to lower investment balances. Interest and other expense for the first quarter of 2001 was a positive $2.3 million, as compared to $0.2 million for the first quarter of 2000. This increase was primarily the result of a gain of $4.0 million from the sale of Keane's Help Desk operations, net of write-offs related to certain equity investments totaling $2.1 million.

The Company's effective tax rate was 40.5% for the first quarter of each of 2001 and 2000.

Net income for the first quarter of 2001 was $8.5 million, up 53% from $5.5 million in net income for the first quarter of 2000. Diluted earnings per share for the first quarter of 2001 was $0.12, up from $0.08 during the same period a year ago. Prior to the gain on the sale of the Company's Help Desk operations and the write-off of certain equity investments, Keane first quarter 2001 net income would have been $7.3 million with diluted earnings per share of $.11.

Net cash provided from operations was $22.2 million during the first quarter of 2001, before the investment of $4.0 million for the repurchase of Keane shares. The Company plans to continue to focus on optimizing cash flow in order to fund stock repurchases and potential mergers and acquisitions as well as to build long-term shareholder value.

Liquidity and Capital Resources

The Company's cash and investments at the end of the first quarter increased to $145.6 million from the year end balance of $115.2 million. This increase was primarily attributable to the proceeds from the sale of the Company's help desk business for $15.7 million and decreases in accounts receivable, offset in part by decreases in accounts payable and accrued expenses. On February 21, 2001, the Company announced that it had increased the share repurchase authorization under the Company's July 26, 2000 share repurchase program by an additional one million shares. The remaining 869,000 shares available for repurchase under existing authorization brings the total number of shares authorized for repurchase to 1,869,000 shares as of February 21, 2001. During the first quarter, the Company purchased 326,200 shares of Common Stock at a cost of approximately $4.0 million. The Company paid $2.3 million associated with the fourth quarter restructuring charge. The payments were primarily related to severance. The Company maintains and has available a $10 million unsecured demand line of credit with a major Boston bank for operations and acquisition opportunities. There was no borrowing under this line during the first quarter of 2001. The Company believes that the cash provided form operations, borrowings available under its revolving line of credit, existing cash, cash equivalents and marketable securities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

Impact of Inflation and Changing Prices

Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to the clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company was able to increase its billing rates over its increases in direct labor costs in the first quarter. This is due primarily to increases in the Company's high value core services, business innovation consulting, software development, integration, and E-Solutions, and application development and management outsourcing, which command higher rates.

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

Keane typically anticipates that each acquisition will bring certain benefits, such as an increase in revenue. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for Keane. In addition, an acquisition may result in unexpected costs, expenses and liabilities. Any of these events could have a material adverse effect on Keane's business, financial condition and results of operations.

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

Quantitative and Qualitative Disclosures about Market Risk. The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or other trading instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on its investments, which would affect the carrying value of those investments. Additionally, the Company transacts business in the United Kingdom and as such has exposure associated with movement in foreign currency exchange rates.

Keane, Inc. and Subsidiaries
Part II - Other Information

Item 5.    Other Information.

           The Company announced on February 21, 2001, that it had authorized and increase in the number of shares authorized for repurchase under the Company's July 26, 2000 share repurchase program by an additional one million shares. The remaining 869,000 shares available for repurchase under the prior authorization brings the total number of shares authorized for repurchase to 1,869,000 shares as of February 21, 2001. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. The Company expects to use any shares repurchased for its stock plans, employee stock purchase and stock benefit plans, and other general corporate purposes.

           The Company announced on February 5, 2001 that it had sold its help desk business. The divestiture encompasses assets associated with the technical support centers located in Tucson, Arizona and Kirkland, Washington, which together employed approximately 1,000 people. The divestiture was completed as a cash transaction valued at $15.7 million.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)     Exhibits - None

           (b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KEANE, INC.
                                         (Registrant)


Date: May 14, 2001           \s\ Brian T. Keane
                             -------------------------------------
                             Brian T. Keane
                             President and Chief Executive Officer

Date: May 14, 2001           \s\ John J. Leahy
                             -------------------------------------
                             John J. Leahy
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)