Form 10-Q
period 2001-06-30
KEANE INC
filed 2001-08-07
CIK 54883

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2001
                          ---------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________


                         COMMISSION FILE NUMBER 1-7516

                                 KEANE, INC.
            (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                               04-2437166
     (State or other jurisdictions of            (I.R.S. Employer Identification
     incorporation or organization)              Number)

     Ten City Square, Boston, Massachusetts      02129
     (Address of principal executive offices)    (Zip Code)

     Registrant's telephone number,              (617) 241-9200
     including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
   -------  -------

As of June 30, 2001, the number of issued and outstanding shares of Common Stock (excluding 4,926,408 shares held in treasury) and Class B Common Stock are 67,519,693 and 284,891 shares, respectively.

KEANE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS


Part I - Financial Information

Unaudited Condensed Consolidated Statements of Income for the three months
and six months ended June 30, 2001 and 2000.................................   3

Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
December 31, 2000...........................................................   4

Unaudited Condensed Consolidated Statements of Cash Flows for six months
ended June 30, 2001 and 2000................................................   5

Notes to Unaudited Condensed Consolidated Financial Statements..............   6

Management's Discussion and Analysis of Financial Condition and Results of
Operations..................................................................   9

Part II - Other Information.................................................  15

Signature Page..............................................................  17

KEANE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    (In thousands except per share amounts)
                                                                    Three months ended              SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                    2001               2000          2001           2000
Total revenues                                                  $196,995           $221,799      $405,341       $438,007

Salaries, wages and other direct costs                           137,787            155,232       282,936        309,806
Selling, general and administrative expenses                      46,222             52,194        95,549        103,448
Amortization of goodwill and other intangible assets               3,476              2,720         6,938          5,609
                                                                --------           --------      --------       --------
     Operating income                                              9,510             11,653        19,918         19,144

Interest and dividend income                                       1,718              2,163         3,343          4,306
Interest expense                                                      81                146           194            332
Other (income) expenses, net                                        (109)               270        (2,400)           453
                                                                --------           --------      --------       --------

     Income before income taxes                                   11,256             13,400        25,467         22,665

Provision for income taxes                                         4,558              5,425        10,315          9,179
                                                                --------           --------      --------       --------

     Net income                                                 $  6,698           $  7,975        15,152       $ 13,486
                                                                ========           ========      ========       ========

Net income per share (basic)                                        $.10               $.11          $.22           $.19
                                                                ========           ========      ========       ========

Net income per share (diluted)                                      $.10               $.11          $.22           $.19
                                                                ========           ========      ========       ========

Weighted average common shares outstanding (basic)                67,817             70,103        67,947         70,595

Weighted average common shares and common share                   68,815             70,671        68,825         71,216
 equivalents outstanding (diluted)

  The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    (IN THOUSANDS)
                                                                         JUNE 30, 2001         DECEMBER 31, 2000
Assets                                                                    (UNAUDITED)
Current:
     Cash and cash equivalents                                            $ 81,827                   $ 53,783
     Marketable securities                                                  77,913                     59,179
     Accounts receivable, net
          Trade                                                            144,130                    164,706
          Other                                                              1,371                      1,428
     Prepaid expenses and deferred taxes                                    18,001                     15,533
                                                                          --------                   --------
          Total current assets                                             323,242                    294,629

Long term investments                                                          250                      2,250
Property and equipment, net                                                 21,124                     24,132
Goodwill, net                                                               72,464                     75,497
Other intangible assets, net                                                38,687                     43,164
Deferred taxes and other assets, net                                        22,334                     23,922
                                                                          --------                   --------
                                                                          $478,101                   $463,594
                                                                          ========                   ========
Liabilities
Current:
     Accounts payable                                                     $ 11,971                   $ 16,820
     Accrued expenses and other liabilities                                 37,995                     26,953
     Accrued compensation                                                   19,218                     17,709
     Notes payable                                                               -                      5,006
     Accrued income taxes                                                    9,110                      9,003
     Unearned income                                                         3,555                      4,611
     Current capital lease obligations                                       1,221                      1,230
                                                                          --------                   --------
          Total current liabilities                                         83,070                     81,332

Deferred income taxes                                                        5,863                      9,205
Long-term portion of capital lease obligations                               1,814                      2,380

Stockholders' Equity
     Common Stock                                                            7,245                      7,245
     Class B Common Stock                                                       28                         28
     Additional paid-in capital                                            115,520                    121,444
     Accumulated other comprehensive income                                 (2,596)                    (4,637)
     Retained earnings                                                     359,126                    343,974
     Less treasury stock                                                   (91,969)                   (97,377)
                                                                          --------                   --------
          Total stockholders' equity                                       387,354                    370,677
                                                                          --------                   --------

                                                                          $478,101                   $463,594
                                                                          ========                   ========

  The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           (IN THOUSANDS)
                                                                                      SIX MONTHS ENDED JUNE 30,
Cash flows from operating activities:                                                  2001                  2000
Net income                                                                         $ 15,152              $ 13,486
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    13,243                14,419
    Deferred income taxes                                                            (1,051)               (3,092)
    Provision for doubtful accounts                                                   3,706                (3,732)
    Loss on sale of property and equipment                                               97                 1,095
    Loss on write down of equity investments                                          2,000                   ---
    Gain on sale of business unit                                                    (4,302)                  ---
 Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                 16,927                29,292
   (Increase) decrease in prepaid expenses and other assets                          (3,018)                4,081
     Decrease in accounts payable, accrued expenses,
      and other liabilities, and unearned revenue                                      (734)              (16,698)
    Increase in income taxes payable                                                    624                 4,827
                                                                                   --------              --------
  Net cash provided by operating activities                                          42,644                43,678

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                                           (50,997)              (14,376)
  Sale of investments                                                                32,263                12,659
  Purchase of property and equipment                                                 (5,645)              (10,706)
  Proceeds from sale of business unit                                                16,087                    48
  Proceeds from the sale of property and equipment                                      172                   ---
  Payment for prior year acquisitions                                                (1,032)                  ---
                                                                                   --------              --------
  Net cash used for investing activities                                             (9,152)              (12,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under long term-debt                                                      (5,006)                 (786)
  Principal payments under capital lease obligations                                 (1,242)                 (712)
  Proceeds from issuance of common stock                                              3,529                 1,772
  Repurchase of common stock                                                         (4,045)              (43,934)
                                                                                   --------              --------
  Net cash used for financing activities                                             (6,764)              (43,660)

Effect of exchange rate changes on cash                                               1,316                   ---
Net decrease in cash and cash equivalents                                            28,044               (12,357)
Cash and cash equivalents, beginning of period                                       53,783                53,018
                                                                                   --------              --------
Cash and cash equivalents at end of period                                         $ 81,827              $ 40,661
                                                                                   ========              ========

   The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Note 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company's financial condition as of the date of the interim balance sheet have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

          The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. Computation of earnings per share for the three months and six months ended June 30, 2001 and 2000.

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                       2001            2000            2001            2000
Net income                                          $ 6,698         $ 7,975         $15,152         $13,486

Weighted average number of common                    67,817          70,103          67,947          70,595
shares outstanding used in calculation
of basic earnings per share

Incremental shares from the assumed                     998             568             878             621
 exercise of dilutive stock options

Weighted average number of common shares             68,815          70,671          68,825          71,216
 outstanding used in calculation of
 diluted earnings per share

Earnings per share
             Basic                                  $   .10         $   .11         $   .22         $   .19
                                                    =======         =======         =======         =======

             Diluted                                $   .10         $   .11         $   .22         $   .19
                                                    =======         =======         =======         =======

Keane, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. The Company offers an integrated mix of end-to-end business solutions, such as Business and IT consulting (Plan), software development and integration services including e-Solutions (Build), and Application Development and Management Outsourcing (Manage). During the first six months of 2001 approximately 94% of the Company's revenues was derived from these offerings, with the balance from the healthcare industry. Effectively, the Company operates in one reportable segment.

Note 4. Total comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders equity) for the second quarter of 2001 was $7.5 million and $17.2 million year to date, and for the second quarter of 2000 was $7.0 million and $12.4 million year to date.

Note 5. In the fourth quarter of 2000, the Company recorded a restructuring charge of $8.6 million. Of this charge $1.7 million related to a workforce reduction of approximately 200 employees, primarily consultants. In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off $3.4 million of assets, which became impaired as a result of this restructuring action. The total restructuring charge included $3.5 million for branch office closings and certain other expenditures.

           A summary of first and second quarter activity with respect to the restructuring charge is as follows:


                                   Branch Office
                                   Closures and
                     Workforce     Certain Other
                     Reduction     Expenditures    Total
                     ---------     -------------  -------

Balance 12/31/00        $1,405         $4,927      $6,332

Cash Expenditures        1,405            890       2,295

Balance 3/31/01              -          4,037       4,037

Cash Expenditures            -            440         440

Balance 6/30/01         $    0         $3,597      $3,597

Note 6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133", which made FAS 133 effective for fiscal years beginning after June 15, 2000. Accordingly, the Company adopted FAS 133 in the first quarter of 2001. The adoption of FAS 133 did not have a significant impact on the Company's financial position or results of operations.

           In July 2001, the FASB issued FAS NO. 141, "Business Combinations" and FAS No. 142,"Goodwill and Other Intangible Assets." FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indictors arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after July 1, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not . The Company is currently in the process of evaluating the impact of FAS 142 will have on its financial position and results of operations.

Note 7. On February 5, 2001, the Company completed the divestiture of its Help Desk operations in return for $15.7 million in cash. As a result of this transaction, the Company incurred a one-time gain of approximately $4.0 million, which is reflected in the Company's consolidated statements of income under the caption "Other (income) expense, net".

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

RESULTS OF OPERATIONS
----------------------

The Company's total revenue for the second quarter of 2001 was $197 million compared to total revenue of $210 million in the second quarter of 2000, excluding revenue associated with the Company's Help Desk operations, which was divested during the first quarter of 2001, and business unit closures as a result of the Company's restructuring efforts last year, or $221.8 million in the second quarter of 2000 including these businesses. Keane's revenue in the second quarter was impacted by a difficult economic environment for IT services. However, this was partially offset by increased revenue from the Company's Application Development and Management (ADM) Outsourcing service, which represented 52% of total revenue during the second quarter of 2000 or $102 million, an increase of 8% from $94.9 million during the second quarter of 2000.

For the second quarter of 2001, total revenue from the Company's Plan Services, was $19.2 million, down from Plan revenue of $27.4 million for the second quarter of last year. Plan revenue is primarily comprised of business innovation consulting delivered via Keane Consulting Group (KCG), the Company's business consulting arm, and IT consulting services, which are sold and implemented out of Keane's network of branch offices. Plan revenue for the quarter was impacted by project deferrals and cancellations in IT consulting projects delivered from Keane's network of branch offices resulting from a general decrease in spending on IT consulting projects. However, KCG experienced both improved sales and employee utilization for its business innovation consulting services during the quarter.

Second quarter 2001 revenue from the Company's Build Services was $70.6 million, down from $81.7 million in the second quarter of 2000. Build revenue, which consists primarily of application development and integration business, has also been affected by the slowdown in demand for IT services in Keane's operations in both North America and the United Kingdom. However, Keane was able to limit the impact of this slowdown by continuing to generate substantial Build project revenue from its existing Global 2000 customer base, public sector Federal and State governments, and by focusing on high ROI Enterprise Application Integration projects.

Revenue from the Company's Manage services, which consists primarily of its flagship ADM Outsourcing service, grew to $107.2 million during the second quarter of 2001, up 4% from $102.9 million during the second quarter of 2000, excluding the divested Help Desk operation. Revenue from the Company's Help Desk operations was approximately $9.8 million during the second quarter of 2000.

Revenue associated with business unit closures as a result of the Company's restructuring efforts announced last year represented approximately $2 million in revenue during second quarter of 2000. This $2 million has been included in reported Plan, Build, and Manage revenue for the second quarter of 2000.

Total revenue for the six months ended June 30, 2001 was $400.1 million, compared with $412.3 million for the first half of 2000, excluding revenue associated with Keane's divested Help Desk operation and business unit closures as a result of the Company's restructuring efforts last year, or $405.3 million for the first half of 2001 versus $438 million in the first half of 2000 including these businesses. Keane's ADM Outsourcing service represented 50% of revenue during the first half of 2001, and grew to $202.1 million, up 12% from $180.1 million during the first six months of 2000.

Plan, Build, and Manage revenue for the first half of 2001 was $39.9 million, $146.7 million, and $218.7 million, respectively, as compared to $58.9 million, $161.2 million, and $212.5 million, respectively, during the first half of 2000. Excluding Help Desk operations, Manage revenue, was $113.5 million for the first six months of 2001, up 8% from comparable Manage revenue during the first half of 2000.

This increase in Keane's Manage revenue was driven by the Company's ADM Outsourcing business, which has not been impacted by the recent slowdown in the economy and reduction in IT spending patterns, and in fact, has continued to grow. Based on the increase in ADM Outsourcing bookings and growth of the sales pipeline during the second quarter, the Company anticipates that this business will continue to expand. Although the Company has experienced improved sales and employee utilization within Keane Consulting Group, which is part of its Plan business, as of the end of the second quarter, it has observed no indication of a healthier economic climate or normalized IT spending. As a result, Keane anticipates continued softness in its Application Development and Integration business, which represents a majority of its Build sector. However, the Company expects to maintain a substantial stream of revenue from such business due to its broad range of development and integration services, strong customer loyalty, and business from the less cyclical public sector.

Salaries, wages and other direct costs for the second quarter of 2001 were $137.8 million, or 69.9% of total revenue, compared to $155.2 million, or 70.0% of total revenue, for the second quarter of 2000. The decline in actual expenditures is a result of the sale of the company's help desk operations and its restructuring efforts announced last year to bring cost in alignment with revenue. As a result, Keane's gross margins for the second quarter of 2001 grew slightly to 30.1%, up 100 basis points, from 30.0% during the second quarter of 2000. For the first six months ended June 30, 2001, salaries, wages and other direct costs were $282.9 million, or 69.8% of total revenue, compared to $309.8 million, or 70.7% of total revenue for the first half of 2000. As a result, Keane's gross margins for the first six months of 2001 grew to 30.2%, up 900 basis points, from 29.3% during the first six months of 2000.

Selling, General & Administrative ("SG&A") expense for the second quarter of 2001 was $46.2 million, or 23.5% of total revenue, compared to $52.2 million, or 23.5% of total revenue, for the second quarter last year. For the first six months of 2001 SG&A expense was $95.5 million, or 23.6% of total revenue, versus $103.4 million, or 23.6% of total revenue for the first six months of 2001. The decline in actual expenditures for both the second quarter and the first six months of 2001 is a result of the sale of the Company's Help Desk operations and aggressive control of discretionary spending to bring cost in alignment with revenue. The Company will seek to continue to aggressively control discretionary expenditures until economic conditions improve and IT spending patterns become more positive.

Amortization of goodwill and other intangible assets for the second quarter of 2001 was $3.5 million, or 1.8% of revenue, compared to $2.7 million, or 1.2% of revenue, in the second quarter of 2000. For the first six months of 2001, amortization of goodwill and other intangible assets was $6.9 million, or 1.7% of total revenue, compared to $5.6 million, or 1.3% of total revenue, for the first six months of 2000. The increase in amortization for both the second quarter and the first six months of 2001 was attributable to additional intangible assets as a result of the Company's acquisitions of Denver Management Group and Care Computer Systems in July and September of last year.

Interest and dividend income totaled $1.7 million for the second quarter of 2001, compared to $2.2 million for the same period last year. Interest and dividend income for the first six months of 2001 totaled $3.3 million, compared to $4.3 million for the same period last year. The decrease in interest and dividend income was attributable to lower yields from investments. Interest expense and other income for the second quarter of 2001 was $30 thousand, as compared to $ .4 million of expense for the second quarter of 2000. For the first six months of 2001, interest expense and other income was $2.2 million, as compared to $ .8 million of expense for the first six months of 2000. This increase was the result of a gain of $4 million from the sale of Keane's help desk operation, and the Company's decision to write-off certain equity investments totaling $2.1 million during the first quarter of 2001.

The Company's effective tax rate was 40.5% for the second quarter and first six months of 2001 and 2000.

Net income for the second quarter of 2001 was $6.7 million, down 16% from $8 million in net income for the second quarter of 2000, resulting primarily from decreased spending on IT services. However, net income for the first six months of 2001 was $15.2. million, up 12% from $13.5 million in net income for the first six months of 2000. Diluted earnings per share for the second quarter of 2001 was $.10, down slightly from $.11 during the same period a year ago. For the first six months, diluted earnings per share was $.22, up from $.19 during the first six months of 2000.

Net cash provided from operations was $20.4 million during the second quarter of 2001, and $42.6 million during the first six months of 2001, before proceeds from the sale of the help desk business of $16.1 and the investment of $4 million for the repurchase of Keane shares. The Company is focused on continuing to optimize cash flow in order to fund potential mergers and acquisitions, stock repurchases, and to build long-term "per share" value.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and investments at the end of the second quarter increased to $160.0 million as compared to a balance of $145.6 million at the close of the first quarter. This increase was primarily attributable to the decrease in accounts receivable as a result of the Company's efforts to decrease its Days Sales Outstanding ("DSO"). The Company's DSO at the end of the second quarter was 72 days compared to the year- end DSO of 77 days. On February 21, 2001, the Company announced that it had increased the share repurchase authorization under the Company's July 26, 2000 share repurchase program by an additional one million shares. The remaining 869,000 shares available for repurchase under existing authorization brings the total number of shares authorized for repurchase to 1,869,000 shares as of February 21, 2001. During the first quarter, the Company purchased 326,200 shares of Common Stock at a cost of approximately $4.0 million. There were no shares repurchased during the second quarter. During the quarter the Company paid $.4 million associated with the fourth quarter restructuring charge. The payments were primarily related to branch office closures. The Company maintains and has available a $10 million unsecured demand line of credit with a major Boston bank for operations and acquisitions opportunities.

Based on the Company's current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current capital requirements for at least in the next twelve months.

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

 . general economic conditions which may influence investment decisions or cause downzing;

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

Keane typically anticipates that each acquisition will bring certain benefits, such as an increase in revenue. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for Keane. In addition, an acquisition may result in unexpected costs, expenses and liabilities and may be dilutive to Keane shareholders. Any of these events could have a material adverse effect on Keane's business, financial condition and results of operations.

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

Highly Competitive Market.  The market for Keane's services is highly
-------------------------
competitive. The technology for custom software services can change rapidly. The market is fragmented. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are larger and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does Keane. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development needs.

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

International Operations.  Keane's international operations are subject to
------------------------
political and economic uncertainties, currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period to period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

Quantitative and Qualitative Disclosures about Market Risk.  The Company does
----------------------------------------------------------
not engage in trading market risk sensitive instruments or purchasing hedging instruments or other trading instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on its investments, which would affect the carrying value of those investments. Additionally, the Company transacts business in the United Kingdom and as such has exposure associated with movement in foreign currency exchange rates.

KEANE, INC. AND SUBSIDIARIES

                          Part II - Other Information
--------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders

        The following matters were submitted to a vote of the stockholders at the 2001 Annual Meeting of Stockholders of the Company held on May 30, 2001 (the "Annual Meeting"): (1) fixing the number of directors at seven and electing the nominees listed below to the Board of Directors for the ensuing year, (2) approving the adoption of the Company's 2001 Stock Incentive Plan, (3) approving an amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares authorized for issuance under such plan from 2,550,000 to 4,550,000, and (4) ratifying and approving the selection by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the current year. The number of shares of Common Stock and Class B Common Stock issued, outstanding and eligible to vote as of the record date of April 2, 2001 was 67,499,400 shares and 284,891 shares, respectively. Each of these matters were approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for director:

        Proposal #1 - To fix the number of directors at seven and to elect a Board of Directors for the ensuing year.


                                FOR           WITHHELD     ABSTAIN    NON-VOTES
        John F. Keane           58,725,520    1,627,024
        Brian T. Keane          59,115,434    1,237,110
        John F. Keane, Jr.      58,870,265    1,482,279
        John F. Rockart         59,688,292      664,252
        Robert A. Shafto        59,688,297      664,247
        Winston R. Hindle, Jr.  59,680,193      672,351
        Philip J. Harkins       58,727,589    1,624,955

        Proposal #2 - To approve the adoption of the Company's 2001 Stock Incentive Plan.

                                                                        BROKER
                                FOR           AGAINST     ABSTAIN     NON-VOTES

                                32,863,397   17,364,207    989,617    9,135,323

        Proposal #3 - To approve an amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares authorized for issuance under such plan from 2,550,000 to 4,550,000.

                                                                       BROKER
                               FOR           AGAINST      ABSTAIN    NON-VOTES

                               48,922,484    1,336,994     957,743   9,135,323

        Proposal #4 - To ratify and approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the current year.

                                                                       BROKER
                               FOR           AGAINST      ABSTAIN    NON-VOTES

                               59,804,020     456,962       91,561       1


Item 5. Exhibits and Reports on Form 8-K

        (a) Exhibits - 10.1 Amended and Restated Guidance Promissory Note

        (b) Reports on Form 8-K. The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 2001.

                                 SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEANE, INC.
                                         (Registrant)

          August 7, 2001                  /s/ Brian T. Keane
Date __________________________    ___________________________________
                                      Brian T. Keane
                                      President and Chief Executive Officer


          August 7, 2001                  /s/ John J. Leahy
Date __________________________    ___________________________________
                                      John J. Leahy
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                         Officer)