Form 10-Q
period 2001-09-30
KEANE INC
filed 2001-11-14
CIK 54883

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-7516

KEANE, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdictions of incorporation or organization)	04-2437166 (I.R.S. Employer Identification Number)
Ten City Square, Boston, Massachusetts (Address of principal executive offices)	02129 (Zip Code)

Registrant's telephone number, including area code (617) 241-9200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 30, 2001, the number of issued and outstanding shares of the Registrant's Common Stock (excluding 4,644,454 shares held in treasury) and Class B Common Stock are 67,801,647 and 284,891 shares, respectively.

Keane, Inc. and Subsidiaries
TABLE OF CONTENTS

Part I—Financial Information
Unaudited Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2001 and 2000
Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000
Unaudited Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2001 and 2000
Notes to Unaudited Condensed Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
Signature Page

Keane, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In thousands except per share amounts)
Total revenues	$186,637	$219,671	$591,978	$657,678
Salaries, wages and other direct costs	129,414	153,964	412,350	463,770
Selling, general and administrative expenses	46,488	49,996	142,037	153,444
Amortization of goodwill and other intangible assets	3,478	3,292	10,416	8,901

Operating income	7,257	12,419	27,175	31,563
Interest and dividend income	2,117	1,831	5,460	6,137
Interest expense	51	130	245	462
Other (income) expenses, net	415	236	(1,985)	689

Income before income taxes	8,908	13,884	34,375	36,549
Provision for income taxes	3,606	5,624	13,921	14,803

Net income	$5,302	$8,260	$20,454	$21,746

Net income per share (basic)	$0.08	$0.12	$0.30	$0.31

Net income per share (diluted)	$0.08	$0.12	$0.30	$0.31

Weighted average common shares outstanding (basic)	68,072	69,581	67,841	70,027
Weighted average common shares and common share equivalents outstanding (diluted)	69,064	69,804	68,749	70,526

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(unaudited)
	(In thousands)
Assets
Current:
Cash and cash equivalents	$94,762	$53,783
Marketable securities	90,010	59,179
Accounts receivable, net
Trade	143,924	164,706
Other	1,162	1,428
Prepaid expenses and deferred taxes	17,876	15,533

Total current assets	347,734	294,629
Long term investments	—	2,250
Property and equipment, net	19,854	24,132
Goodwill, net	71,984	75,497
Other intangible assets, net	37,819	43,164
Deferred taxes and other assets, net	23,199	23,922

	$500,590	$463,594

Liabilities
Current:
Accounts payable	$11,205	$16,820
Accrued expenses and other liabilities	37,526	26,953
Accrued compensation	30,046	17,709
Notes payable	—	5,006
Accrued income taxes	12,570	9,003
Unearned income	4,076	4,611
Current capital lease obligations	1,244	1,230

Total current liabilities	96,667	81,332
Deferred income taxes	5,862	9,205
Long-term portion of capital lease obligations	1,549	2,380
Stockholders' Equity
Common Stock	7,245	7,245
Class B Common Stock	28	28
Additional paid-in capital	112,281	121,444
Accumulated other comprehensive income	(1,233)	(4,637)
Retained earnings	364,428	343,974
Less treasury stock	(86,237)	(97,377)

Total stockholders' equity	396,512	370,677

	$500,590	$463,594

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months ended September 30,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$20,454	$21,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,420	20,952
Deferred income taxes	(2,166)	—
Provision for doubtful accounts	4,709	(878)
Loss on sale of property and equipment	164	—
Loss on write down of equity investments	2,000	—
Gain on disposal of fixed assets	(4,302)	1,176
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	16,391	(5,671)
(Increase) decrease in prepaid expenses and other assets	(3,071)	36,195
(Increase) decrease in accounts payable, accrued expenses, and other liabilities, and unearned revenue	9,065	(15,833)
Increase in income taxes payable	5,119	8,896

Net cash provided by operating activities	67,783	66,583
Cash flows from investing activities:
Purchase of investments	(77,800)	(28,449)
Sale of investments	47,219	39,932
Purchase of property and equipment	(7,253)	(11,584)
Proceeds from sale of assets	16,087	57
Proceeds from the sale of property and equipment	273	—
Payments for current year acquisition	(1,117)	—
Payments for prior year acquisitions	(1,266)	(32,472)

Net cash used for investing activities	(23,857)	(32,516)
Cash flows from financing activities:
Payments under long term-debt	(5,006)	(3,827)
Principal payments under capital lease obligations	(1,989)	—
Proceeds from issuance of common stock	6,022	10,623
Repurchase of common stock	(4,045)	(64,948)

Net cash used for financing activities	(5,018)	(58,152)
Effect of exchange rate changes on cash	2,071	—
Net increase (decrease) in cash and cash equivalents	40,979	(24,085)
Cash and cash equivalents, beginning of period	53,783	53,018

Cash and cash equivalents at end of period	$94,762	$28,933

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands except per share amounts)

    Note 1.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal, recurring adjustments are considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company's financial condition as of the date of the interim balance sheet have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

    Note 2.  Computation of earnings per share for the three months and nine months ended September 30, 2001 and 2000.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income	$5,302	$8,260	$20,454	$21,746
Weighted average number of common shares outstanding used in calculation of basic earnings per share	68,072	69,581	67,841	70,027
Incremental shares from the assumed exercise of dilutive stock options	992	223	908	499
Weighted average number of common shares outstanding used in calculation of diluted earnings per share	69,064	69,804	68,749	70,526
Earnings per share
Basic	$0.08	$0.12	$0.30	$0.31

Diluted	$0.08	$0.12	$0.30	$0.31

    Note 3.  The Company offers an integrated mix of end-to-end business solutions, such as Business and IT consulting (Plan), software development and integration services including e-Solutions (Build), and Application Development and Management Outsourcing (Manage). During the first nine months of 2001 approximately 94% of the Company's revenues was derived from these offerings, with the balance from the healthcare industry. Effectively, the Company operates in one reportable segment.

    Note 4.  Total comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders equity) was $5.2 million for the third quarter of 2001, $22.4 million year to date, and $8.7 million for the third quarter of 2000 and $21.1 million year to date.

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

    A summary of first, second, and third quarter activity with respect to the restructuring charge is as follows:

	Workforce Reduction	Branch Office Closures and Certain Other Expenditures	Total
Balance 12/31/00	$1,405	$4,927	$6,332
Cash Expenditures	1,405	890	2,295
Balance 3/31/01	$0	4,037	4,037
Cash Expenditures	—	440	440
Balance 6/30/01	$0	3,597	3,597
Cash Expenditures	—	539	539
Balance 9/30/01	$0	$3,058	$3,058

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

    In July 2001, the FASB issued FAS No. 141, "Business Combinations", and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination that is initiated after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indictors arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired on or after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently in the process of evaluating the impact of FAS 142 will have on its financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001 and is currently in the process of evaluating the impact on its consolidated financial statements.

    Note 7.  On February 5, 2001, the Company completed the divestiture of its Help Desk operations in return for $15.7 million in cash. As a result of this transaction, the Company recorded a one-time gain of approximately $4.0 million, which is reflected in the Company's consolidated statements of income under the caption "Other (income) expense, net".

    Note 8.  On August 21, 2001, the Company announced its proposed acquisition of Metro Information Services, Inc. pursuant to an Agreement and Plan of Merger dated August 20, 2001. In connection with the acquisition, the Company agreed to issue 0.48 shares of Keane common stock for each outstanding share of Metro common stock. The Company also agreed to assume all outstanding options to purchase Metro common stock, which will become exercisable for shares of Metro common stock following the merger after giving effect to the same exchange ratio as offered to the Metro common stockholders. The transaction will be accounted for as a purchase in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The transaction has obtained regulatory clearance from the Federal Trade Commission. Metro's special meeting of stockholders to approve the merger and the closing of the merger are anticipated to take place on or about November 30, 2001. The Company anticipates that Metro will provide Keane with additional customers to which it can cross-sell its services and the opportunity to benefit from cost synergies from the consolidation of corporate functions and overlapping branch offices. The Company believes that the integration of its operations and corporate functions with those of Metro will be principally completed by the end of the second quarter of 2002.

Keane, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on these forward-looking statements as representing the Company's views as of any date subsequent to the date of this Quarterly Report. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Results of Operations

    The Company's total revenue for the third quarter of 2001 was $186.6 million compared to total revenue of $208.6 million in the third quarter of 2000, excluding revenue associated with divested businesses, or $219.7 million in the third quarter of 2000 including these businesses. A weak economic environment and a temporary slowdown in technology-related spending impacted Keane's revenue in the third quarter. However, this was partially offset by increased revenue from the Company's Application Development and Management (ADM) Outsourcing service, which represented 52% of total revenue during the third quarter of 2001 or $97.2 million, an increase of 6% from $92.1 million during the third quarter of 2000.

    For the third quarter of 2001, total revenue from the Company's Plan Services, was $18.1 million, down from Plan revenue of $24.8 million for the third quarter of last year. Plan revenue is primarily comprised of business innovation consulting delivered via Keane Consulting Group (KCG), the Company's business consulting arm, and IT consulting services, which are sold and implemented out of Keane's network of branch offices. Plan revenue for the quarter was impacted by a general decrease in spending on IT consulting projects and by the events of September 11, 2001, which temporarily prevented KCG consultants from flying to and from some customer engagements.

    Third quarter 2001 revenue from the Company's Build Services was $65.4 million, down from $82.8 million in the third quarter of 2000. Build revenue, which consists primarily of application development and integration business, was also adversely affected by the slowdown in demand for IT services in Keane's operations in both North America and the United Kingdom, offset in part by increasing build project revenue from existing Global 2000 customers and public sector Federal and State governments (14% of third quarter revenue), and from Enterprise Application Integration projects.

    Revenue from the Company's Manage Services, which consists primarily of Keane's ADM Outsourcing service, as well as Application Maintenance and Migration services, grew to $103.1 million during the third quarter of 2001, up 2% from $101.0 million during the third quarter of 2000, excluding the divested Help Desk operation. Revenue from the Company's Help Desk operations was approximately $11.0 million during the third quarter of 2000.

    Excluding revenue associated with divested businesses, total revenue for the nine months ended September 30, 2001 was $586.8 million, compared with $626.0 million for the first nine months of 2000. Including revenue associated with divested businesses, total revenue for the first nine months of 2001 was $592.0 million versus $657.7 million during the first nine months of 2000. Keane's ADM Outsourcing Service represented 51% of total revenue during the first nine months of 2001 or $299.4 million, up 10% from $272.2 million during the first nine months of 2000.

    Excluding revenue associated with divested businesses, Plan, Build, and Manage revenue for the first nine months of 2001 was $58.1 million, $212.1 million and $316.6 million, respectively, as compared to $83.6 million, $244 million and $298.4 million, respectively, during the first nine months of 2000. Including revenue associated with these businesses, Manage revenue was $330.1 million for the first nine months of 2000.

    The increase in Keane's Manage revenue during the first nine months of 2001 was driven by continued growth in the Company's ADM Outsourcing business, which has not been negatively impacted by the economy. Based on the increase in ADM Outsourcing bookings and growth of the sales pipeline during the first nine months of 2001, the Company anticipates that this business will continue to expand. However, the Company has observed no indication of a healthier economic climate or normalized IT spending. As a result, Keane anticipates continued softness in its Application Development and Integration business, which represents a majority of its Build sector, and within its Plan sector. However, the Company expects to maintain ongoing Build revenue due to its broad range of development and integration services, strong customer loyalty, and business from the less cyclical public sector.

    Salaries, wages and other direct costs for the third quarter of 2001 were $129.4 million, or 69.3% of total revenue, compared to $154.0 million, or 70.1% of total revenue, for the third quarter of 2000. The decline in actual expenditures is a result of the sale of the Company's Help Desk operations and its ongoing efforts to bring cost in alignment with revenue. As a result, Keane's gross margins for the third quarter of 2001 grew to 30.7%, up slightly from 29.9% during the third quarter of 2000. For the nine months ended September 30, 2001, salaries, wages and other direct costs were $412.3 million, or 69.7% of total revenue, compared to $463.8 million, or 70.5% of total revenue for the first nine months of 2000. As a result, Keane's gross margins for the first nine months of 2001 grew to 30.3%, up from 29.5% during the first nine months of 2000.

    Selling, General & Administrative ("SG&A") expense for the third quarter of 2001 was $46.5 million, or 24.9% of total revenue, compared to $50.0 million, or 22.8% of total revenue, for the third quarter last year. For the first nine months of 2001, SG&A expense was $142.0 million, or 24.0% of total revenue, compared to $153.4 million, or 23.3% of total revenue for the first nine months of 2001. The decline in actual expenditures for both the third quarter and the first nine months of 2001 is a result of the sale of the Company's Help Desk operations and aggressive control of discretionary spending to bring cost in alignment with revenue. The Company will seek to continue to control aggressively its discretionary expenditures until economic conditions improve and IT spending patterns become more positive.

    Amortization of goodwill and other intangible assets for the third quarter of 2001 was $3.5 million, or 1.9% of revenue, compared to $3.3 million, or 1.5% of revenue, in the third quarter of 2000. For the first nine months of 2001, amortization of goodwill and other intangible assets was $10.4 million, or 1.8% of total revenue, compared to $8.9 million, or 1.4% of total revenue, for the first nine months of 2000. The increase in amortization for both the third quarter and the first nine months of 2001 was attributable to additional intangible assets as a result of the Company's acquisitions of Denver Management Group and Care Computer Systems in July and September of last year.

    Interest and dividend income totaled $2.1 million for the third quarter of 2001, compared to $1.8 million for the same period last year. Interest and dividend income for the first nine months of 2001 totaled $5.5 million, compared to $6.1 million for the same period last year. The slight increase in interest and dividend income was attributable to an increase in the company's cash position, while the decrease in interest and dividend income over the first nine months of 2001 is attributable to cash invested in acquisitions and the repurchase of Keane stock. Interest and other expense for the third quarter of 2001 was $466,000, as compared to $366,000 for the third quarter of 2000. For the first nine months of 2001, interest expense and other income was $1.7 million, as compared to $1.1 million of expense for the first nine months of 2000. This increase in other income was related to a gain of

$4 million from the sale of Keane's Help Desk operation, offset by the Company's decision to write-off certain equity investments totaling $2.1 million during the first quarter of 2001.

    The Company's effective tax rate was 40.5% for the third quarter and first nine months of 2001 and 2000.

    Net income for the third quarter of 2001 was $5.3 million, down from $8.3 million for the third quarter of 2000, resulting primarily from decreased spending on IT services. Net income for the first nine months of 2001 was $20.5 million, compared to $21.7 million for the first nine months of 2000. Diluted earnings per share for the third quarter of 2001 was $.08, down from $.12 during the same period in 2000. For the first nine months of 2001 diluted earnings per share was $.30, down slightly from $.31 during the first nine months of 2000.

    Net cash provided from operations was $25.1 million during the third quarter of 2001, and $67.8 million during the first nine months of 2001, before proceeds from the sale of the Help Desk business of $16.1 million and the investment of $4.0 million for the repurchase of Keane shares. The Company is focused on continuing to optimize cash flow in order to fund potential mergers and acquisitions, stock repurchases, and to build long-term "per share" value.

Liquidity and Capital Resources

    The Company's cash and investments at the end of the third quarter of 2001 increased to $184.8 million as compared to a balance of $160.0 million at the close of the second quarter of 2001. This increase was primarily attributable to continuing strong operating cash flow and the decrease in accounts receivable as a result of the Company's efforts to decrease its Days Sales Outstanding ("DSO"). The Company's DSO at the end of the third quarter of 2001 was 70 days compared to 72 days at the close of the second quarter of 2001, and 80 days as of the end of the third quarter of 2000.

    On August 21, 2001 the Company announced its proposed acquisition of Metro Information Services, Inc. In connection with this merger, the Company will be assuming Metro's bank related debt. The Company plans to pay off this debt with its cash soon after the Metro shareholders approve the merger. The anticipated pay down of debt will have a significant effect on the Company's cash position at the end of the fourth quarter. The Company believes that it will still have a considerable cash balance after the merger to maintain and support combined operations.

    On September 19, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,542,800 shares of its common stock over the next 12 months. Since May of 1999, the Company has invested $108.9 million to repurchase 5,457,200 million shares of its common stock under three separate authorizations. The timing and amount of additional share repurchases will be determined by the Company's management based on its evaluation of market and economic conditions and other factors. There were no shares repurchased during the second or third quarter of 2001. The Company maintains and has available a $10 million unsecured demand line of credit with a major Boston bank for operations and acquisition opportunities.

    Based on the Company's current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current capital requirements for at least the next twelve months.

Impact of Inflation and Changing Prices

    Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company endeavors to increase its billing rates over increases in direct labor costs.

Certain Factors that May Affect Future Results

    The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

    Keane's quarterly operating results have varied, and are likely to continue to vary significantly. This may result in volatility in the market price of Keane's shares.

    Keane has experienced and expects to continue to experience fluctuations in its quarterly results. Keane's gross margins vary based on a variety of factors, including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane's revenue in a particular quarter, including:

  •
  general economic conditions that may influence investment decisions or

  •
  cause downsizing,

  •
  the number and requirements of client engagements,

  •
  employee utilization rates,

  •
  changes in the rates Keane can charge clients for services,

  •
  acquisitions, and

  •
  other factors, many of which are beyond Keane's control.

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

    Keane has pursued, and intends to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect Keane's financial performance.

    In the past five years, Keane has grown significantly through acquisitions. Since January 1, 1999, Keane has completed eight acquisitions. The aggregate cost of these acquisitions totaled $103.2 million. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering acquisition opportunities, such as the acquisition of Metro. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. In addition, even if Keane reaches a definitive agreement, there is no assurance that Keane will complete any future acquisition.

    Keane typically anticipates that each acquisition will bring benefits, such as an increase in revenue. Prior to completing an acquisition, however, it is difficult to determine if Keane can actually realize these benefits. Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for Keane. In addition, an acquisition may result in unexpected costs, expenses and liabilities. Any of these events could have a material adverse effect on Keane's business, financial condition and results of operations.

    The process of integrating acquired companies into Keane's existing business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which Keane might otherwise devote to its existing business. In addition, the process may require significant financial resources that Keane might otherwise allocate to other activities, including the ongoing development or expansion of Keane's existing operations. Finally, future acquisitions could result in Keane having to incur additional debt and/or contingent liabilities. Any of these possibilities could have a material adverse effect on Keane's business, financial condition and result of operations.

    Keane's growth could be limited if it is unable to attract personnel in the Information Technology and business consulting industries.

    Keane believes that its future success will depend in large part on its ability to continue to attract and retain highly skilled technical and management personnel. The competition for these personnel is intense. Keane may not succeed in attracting and retaining the personnel necessary to develop its business. If Keane does not succeed, its business, financial condition and result of operations could be materially adversely affected.

    Keane faces significant competition for its services, and its failure to remain competitive could limit its ability to maintain existing clients or attract new clients.

    The market for Keane's services is highly competitive. The technology for custom software services can change rapidly. The market is fragmented, and no company holds a dominant position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are larger and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does Keane. In addition, clients may elect to increase their internal information systems resources to satisfy their software development needs.

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

    Keane conducts business in the United Kingdom, which exposes it to a number of difficulties inherent in international activities.

    Keane's operations in the U.K. are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

    Keane may be unable to redeploy its professionals effectively if engagements are terminated unexpectedly, which would adversely affect its results of operations.

    Keane's clients can cancel or reduce the scope of their engagements with Keane on short notice. If they do so, Keane may be unable to reassign its professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of Keane's professionals, which would have a negative impact on Keane's business, financial condition and results of operations.

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

Keane, Inc. and Subsidiaries

Part II—Other Information

    Item 5.  Other Information.

      The Company announced on September 19, 2001 that its Board of Directors has authorized the Company to repurchase an additional 1,542,800 shares of its Common Stock during the 12-month period ending September 18, 2002. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. The Company expects to use any shares repurchased for its stock plans, employee stock purchase and stock benefit plans, and other general corporate purposes.

    Item 6.  Exhibits and Reports on Form 8-K

    (a)
    Exhibit 10.1 Amended and restated 1992 Employee Stock Purchase Plan, as amended

    (b)
    Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the three-month period ended September 30, 2001.

      Current Report on Form 8-K filed with the SEC on August 21, 2001 and amended on August 24, 2001, announcing the merger of the Company and Metro Information Service, Inc.

      Current Report on Form 8-K filed with the SEC on September 19, 2001, announcing the Board of Directors announced the repurchase of 1,542,800 shares of its Common Stock

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC. (Registrant)
Date	November 13, 2001	/s/ BRIAN T. KEANE Brian T. Keane President and Chief Executive Officer
Date	November 13, 2001	/s/ JOHN J. LEAHY John J. Leahy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)