Form 10-K
period 2001-12-31
KEANE INC
filed 2002-04-01
CIK 54883

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the last sale price of the Common Stock on the AMEX on March 8, 2002, was $1,019,651,000. As of March 8, 2002, 75,475,071 shares of
Common Stock, $.10 par value per share, and 284,891 shares of Class B Common Stock, $.10 par value per share, were issued and outstanding.

Documents Incorporated by Reference. The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 29, 2002. The information required in response to Items 10-13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I
------

ITEM 1.              BUSINESS

OVERVIEW

Keane, Inc. (collectively with its subsidiaries, "Keane" or "the Company," unless the context requires otherwise) is a leading provider of information technology (IT) and business consulting services. In business since 1965, the Company helps clients optimize business performance through the innovative use and management of information technology. Keane's clients consist primarily of Global 2000 companies across every major industry, healthcare organizations, and government agencies. Keane provides its services through an extensive network of local branch offices in North America and in the United Kingdom, and through Advanced Development Centers in the United States, Canada, and India. This integrated client service model enables Keane to deliver services to customers on-site, off-site, at its near-shore facilities in Canada and through its offshore development centers in India. Branch offices work in conjunction with the Company's business consulting arm, Keane Consulting Group, and are supported by centralized Strategic Practices and Quality Assurance Groups. The Company develops a high percentage of recurring revenue as a result of its multi-year outsourcing contracts, broad range of service offerings, and track record of delivering quality IT solutions consistently and reliably.

Keane seeks to improve its cash position by marketing services that encourage long-term relationships with customers. The Company rigorously manages its internal investments and looks to gain economies of scale by enhancing critical mass to increase revenues in order to decrease Selling, General, & Administrative ("SG&A") expenses as a percentage of revenue. The Company also attempts to continuously improve and accelerate the collection of its receivables. The Company had $129.2 million in cash and investments at the end of 2001 after the payment of approximately $73.1 million of cash related to Keane's acquisition of Metro Information Services, Inc. on November 30, 2001.

Keane is a Massachusetts corporation headquartered in Boston. Its common stock is traded on the American Stock Exchange under the symbol KEA. Information on Keane can be accessed on the Company's web site at www.keane.com or through its Investor Relations line at 1-800-75-KEANE.

SERVICES

Keane offers a full range of services that span the full Plan, Build and Manage life cycle. Specifically, Keane focuses on three highly synergistic service offerings: Business Consulting, Application Development & Integration (ADI), and Application Development and Management (ADM) Outsourcing, which is Keane's flagship service offering. Business Consulting revenue is reported within the Company's Plan sector. ADI revenue is reported in the Build sector. As part of its Build services, the Company also provides a full-line of healthcare information systems and related IT consulting and IT integration services for healthcare organizations. ADM Outsourcing revenue is reported in the Company's Manage sector. Keane believes its broad range of services position it as a strategic partner to clients, enabling it to identify and implement comprehensive solutions that meet clients' specific business requirements.

Business Consulting (Plan services)

Keane's management consulting services represent a critical component in the Company's ability to help clients optimize their businesses for today's economy. The Company provides its business consulting services through Keane Consulting Group (KCG), the Company's business and management consulting arm. A recent study by International Data Corporation (IDC), an independent research firm, forecasts that the worldwide market for business consulting services is expected to grow at a compounded annual growth rate of 11% through 2005. KCG helps companies to maximize productivity, increase revenue, reduce costs, and create capacity for future growth by identifying high-value business opportunities and providing clients with both strategy and implementation services. KCG delivers its services by taking a holistic view of business processes, organizational design and technology architecture. Its operations improvement services can be divided into three core competency areas: insurance and financial services, manufacturing and distribution, and technology services. Typical client engagements include: assisting with the integration of mergers and acquisitions, streamlining customer operations, optimizing supply chains, enhancing customer-facing processes, and aligning IT and business strategies. KCG helps Keane develop strong relationships with senior executives and other decision-makers. In addition, consulting engagements often lead to follow-on IT projects as clients rely on Keane to support an idea from its genesis through implementation and eventual management.

Application Development & Integration (Build services)

In an increasingly global, networked and information-based economy, application software is becoming more complex, requiring tighter and more sophisticated integration between front-end and back-end systems to enhance access to critical corporate data, enable high-value process improvements, and enhance customer service. As a result, Keane focuses its project-based Application Development and Integration (ADI) business on the rapidly growing Enterprise Application Integration (EAI), supply chain, and customer service areas. A recent study by IDC forecasts that the worldwide market for systems integration services is expected to grow at a compounded annual growth rate of 15% through 2005. As a firm with broad-based expertise across the full spectrum of technical requirements, Keane has become a top-tier provider of large, complex software development and integration projects for Global 2000 companies. The Company also provides ADI services for the public sector, which includes agencies within the U.S. Federal government, various states and other local government entities. Revenue from public sector business represented approximately 16.5% of Keane's total revenue in the year 2001. Typical client engagements include the development of software to create an integrated supply or value chain, the implementation of an enterprise Customer Relationship Management (CRM) solution and its integration with an Enterprise Resource Planning (ERP) system, and the design and implementation of an integrated online state vehicle registration and motor carrier services system.

Keane believes that it is well positioned to capture large-scale, ADI projects from both the commercial and public sector markets due to its core competencies in project and program management, IT architecture, advanced application development, and legacy system integration. The Company anticipates that these competencies, together with its long-term relationships with Global 2000 companies, will enable it to benefit from an economic recovery and an increase in spending on information technology.

Application Development and Management (ADM) Outsourcing (Manage services)

The need to manage critical business applications continues to expand rapidly as companies add systems to their application portfolios. Given the need to focus on core competencies and a growing dependence on information technology, maximizing return on investment from existing application portfolios has become a critical objective of many organizations. As a result, Global 2000 companies are turning to best-of-breed outsourcing as an effective solution for building and supporting their IT systems better, faster, and more cost-effectively. According to IDC, the market for application outsourcing is expected to grow at a compounded annual growth rate of 29% through 2005.

Keane's ADM Outsourcing service helps clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while better controlling costs. Under this service offering, Keane assumes responsibility for the management of a client's business applications with goals of: instituting operational efficiencies that provide cost savings over current operations; implementing improvements that reduce time-to-market and enhance flexibility in responding to changing business needs; freeing personnel resources and management attention for other strategic priorities; and achieving higher user satisfaction. Some outsourcing engagements include the hiring of a client's IT personnel as part of the agreement. In these instances, Keane trains client staff in its proprietary methodologies and processes to work on the client outsourcing engagement.

Keane seeks to obtain competitive advantages in the ADM Outsourcing market by generating measurable client benefit, using world class methodologies, referencing its Global 2000 client base, and emphasizing its continuous process improvement and seamless client service delivery model. On March 15, 2002, Keane acquired SignalTree Solutions, a U.S.-based corporation with two development facilities in India. The addition of SignalTree's delivery capability expanded Keane's flexible delivery model to include two offshore software development centers in India. Since the benefit that Keane seeks to provide its customers is based on management and process improvements, the Company's ADM Outsourcing business spans multiple vertical industries and includes a broad range of technologies.

The effectiveness of Keane's ADM Outsourcing capability is demonstrated by the fact that 37 of its outsourcing engagements have been independently assessed at Level 3 or 4 on the Software Engineering Institute's (SEI) Capability Maturity Model (CMM). In addition, SignalTree's technology centers in Hyderabad and Delhi are independently evaluated at Level 5 on the SEI CMM and comply with ISO 9001 standards. The SEI CMM has five levels of process maturity, and many IT organizations typically operate at Level 1, the lowest level of maturity. Since 1997, Keane has used the SEI CMM as a standard for objectively measuring its success in improving its client's application management environment. The SEI CMM has become the industry's standard method for evaluating the effectiveness of an IT environment and the process maturity of outsourcing vendors.

ADM outsourcing provides Keane with large client engagements that usually span three-to-five years in duration. In addition, outsourcing projects typically supply Keane with contractually-obligated recurring revenue, and with an incumbent position from which to cross-sell other solutions. The Company has observed historically that consistently providing measurable business value within an existing client account strongly positions it to win additional outsourcing engagements and development and integration projects.

Healthcare Solutions

Keane's Healthcare Solutions Division (HSD) develops and markets a complete line of patient management, financial management, clinical, long-term care and practice management systems for healthcare organizations, as well as related IT consulting and IT integration services. Keane helps healthcare organizations overcome the challenge of providing higher quality patient care while administering more efficient operations through the use of information technology. In addition, Keane's broad range of services help healthcare clients address ongoing Health Insurance Portability and Accountability Act (HIPAA) requirements. HIPAA is Federal legislation designed to improve efficiency in the national healthcare system and protect the privacy of health information. It is expected to have far-reaching implications on the healthcare industry's IT infrastructure and business operations. HSD revenues are currently reported under Keane's ADI (Build) business line.

STRATEGY/DISTINCTIVE CAPABILITIES

Keane's mission is to help companies optimize business performance through the innovative use and management of information technology (IT). In addition, Keane aligns its internal focus, measurement processes, and compensation systems to promote the consistent generation of long-term shareholder value. The Company's vision is to be recognized as one of the world's great IT services firms by its customers, employees, and shareholders. Keane seeks to accomplish this objective by providing high quality and effective IT solutions for its customers. The Company endeavors to create a positive and supportive work environment for its employees to foster creativity, teamwork, and individual excellence.

Distinctive capabilities that enable Keane to deliver value to its customers, and to reach its financial milestones, include a relentless focus on processes improvement, mature competencies in project and program management, consistent use of methodologies, a strong quality assurance function, and a seamless client service delivery model. This model currently includes providing services to customers on-site at a client's facility, off-site at a separate location, near-shore at Keane's Advanced Development Center in Canada, and offshore at one of the Company's two Software Development Centers in India. The Company believes that the benefits of its seamless delivery model include: the use of common processes, management, and metrics to improve predictability; a single point of contact to enhance accountability; the flexibility to move and balance workload based on business need; and the ability to optimize economic benefit. The Company continues to invest in its delivery model and competencies in order to add value to its strategic service offerings and to further strengthen its capabilities.

Keane's goal is to leverage its core competencies and financial capabilities to gain market share and competitive strength as well as to increase shareholder value during the current economic downturn, and to strongly position itself to take advantage of future increases in IT spending. As a result, the Company has intensified its internal focus to strengthen the differentiation and market position of its ADM Outsourcing services. In addition, the Company has concentrated its Business Consulting and Application Development and Integration
(ADI) services within market segments where it believes demand for such services will increase in the event of an economic recovery. To enhance its efforts, the Company is seeking to acquire other IT services firms, at what it considers favorable purchase prices, in order to increase its critical mass and obtain additional customers to which it can cross-sell its services.

Business Model

Keane remains focused on its core strengths and follows a business model that is intended to help the Company achieve sustainable growth. This business model includes five major elements: recurring revenue, critical mass, operational excellence, synergy across business units and repeatable solutions. The combination of these elements helps Keane to mitigate short-term fluctuations in the IT services market and generate significant long-term per share value.

1. Recurring Revenue - Keane believes the most important ingredient for long-term success in the IT services industry is recurring revenue. The Company seeks to build recurring revenue through a combination of services provided over multi-year contracts and close customer relationships. The Company attempts to increase contractually obligated recurring revenue with its ADM Outsourcing service, through which Keane typically manages and enhances applications under three-to-five year contracts. These contracts provide Keane with significant opportunities for expansion and add-on business, while the Company's broad range of Plan, Build, and Manage services enables cross-selling opportunities. Keane's local branch presence allows the Company to gain a high degree of customer intimacy and an understanding of customers' evolving needs, providing a ready market for new services. Keane earns customer loyalty by providing concrete and measurable business value through the consistent, high quality delivery of its services.

2. Critical Mass - Critical mass is essential for gaining market and financial leverage. Increasing critical mass drives down SG&A cost as a percentage of revenue, allows depth and breadth of capabilities, and builds market presence and mind share to support sales and recruiting efforts. Keane's strategy to achieve critical mass is to concentrate on business lines and geographic markets where the Company has or can establish leadership. These business lines are Business Consulting, Application Development & Integration, and ADM Outsourcing. Keane plans to focus on geographic markets within North America and Western Europe and strives to achieve significant market share in those markets through organic growth, supplemented by acquisitions.

3. Operational Excellence - Already a recognized leader in providing cost effective and predictable delivery of services to clients, Keane is committed to operational excellence and continuous process improvement in all of its functions. Being efficient enables Keane to offer its customers high value services at competitive rates without compromising the Company's performance margins. Keane achieves operational excellence through critical mass, lower travel costs due to its local branch presence, process improvements, high utilization of staff, and its flexible and integrated client service delivery model. Keane's dedication to continuous process improvement is demonstrated through investments in measurement programs and the creation of the Keane Center for Excellence focused on quality and efficiency enhancements. Operational efficiency enables Keane to maintain profitability regardless of macro-economic conditions.

4. Synergy Across Business Units - As a services company dedicated to turning customer technology challenges into business opportunities, it is imperative that Keane share resources and organizational experience. No single business unit can have all of the necessary talent and knowledge to meet every possible challenge. Keane strives to be a boundaryless organization serving its customers through a local relationship while providing access to the best solutions and resources across the Company. Keane seeks to accomplish this goal through knowledge management processes and systems, methodologies, comprehensive training programs, and strategic practices. The responsibilities of strategic practices include collecting, refining, and disseminating Keane's intellectual capital through the identification of best practices and the development of world-class methodologies. These practices enable Keane's branch offices to better sell and deliver the Company's business solutions.

5. Repeatable Solutions - Well-defined, repeatable solutions enable Keane to leverage its extensive distribution channel and address widespread market needs. Based on extensive organizational experience, Keane's solutions are process intensive and backed by well defined methodologies and management disciplines. When combined with a strong project management capability, these characteristics ensure solutions that are repeatable, measurable, and trainable. These factors, in turn, enhance quality, customer satisfaction, and profitability.

CLIENTS

Keane's clients consist primarily of Global 2000 organizations, government agencies, and healthcare organizations. These organizations generally have significant IT budgets and depend on service providers to help them fulfill their business optimization and software design, development, implementation, and management needs.

In 2001, the Company derived its revenue from the following industry groups:

Industry                                  Percentage of Revenue
--------                                  ---------------------
Manufacturing                                      21.7%
Financial Services                                 21.6%
Government                                         16.5%
Healthcare                                         12.3%
Energy/Utilities                                    9.5%
High Technology/Software                            8.9%
Retail/Consumer Goods                               5.2%
Other                                               2.8%
Telecommunications                                  1.5%

The following table is a representative list of clients for which Keane provided services in 2001:

--------------------------------------------------------------------------------
3M Corporation                               McDonald's Corporation
--------------------------------------------------------------------------------
Allmerica                                    MemorialCare
--------------------------------------------------------------------------------
Aon                                          Miller Brewing
--------------------------------------------------------------------------------
AT&T Corporation                             State of Missouri
--------------------------------------------------------------------------------
Bose Corporation                             National Assn. of Security Dealers
--------------------------------------------------------------------------------
Baxter Healthcare Corporation                State of New York
--------------------------------------------------------------------------------
Baylor Health Care System                    State of North Carolina
--------------------------------------------------------------------------------
Cargill                                      Northern Telecom, Inc.
--------------------------------------------------------------------------------
Carrier                                      State of Ohio
--------------------------------------------------------------------------------
Centrica                                     Optimum Logistics
--------------------------------------------------------------------------------
CGU                                          Pfizer
--------------------------------------------------------------------------------
City of Chicago                              Pharmacia & Upjohn
--------------------------------------------------------------------------------
Crawford & Company                           Princess Cruise Lines
--------------------------------------------------------------------------------
U.S. Department of Justice                   Procter & Gamble Company
--------------------------------------------------------------------------------
Eastman Kodak Company                        Putnam Investments
--------------------------------------------------------------------------------
Ecolab                                       Reader's Digest Association, Inc.
--------------------------------------------------------------------------------
Executive Office for U.S. Attorneys          Robert Wood Johnson Hospital
--------------------------------------------------------------------------------
Fidelity                                     Security Benefit Group
--------------------------------------------------------------------------------
Farmers Insurance Group                      State Street Bank & Trust
--------------------------------------------------------------------------------
First Bank                                   Sony
--------------------------------------------------------------------------------
Ford                                         Square D
--------------------------------------------------------------------------------
General Electric Company                     Supervalu
--------------------------------------------------------------------------------
Great American Insurance                     TracFone
--------------------------------------------------------------------------------
GMAC                                         Transcontinental Gas Pipeline
--------------------------------------------------------------------------------
Guardian Life Insurance                      Tufts Health Plan
--------------------------------------------------------------------------------
Honeywell                                    Unipart
--------------------------------------------------------------------------------
International Business Machines Corporation  U.S. Air Force
--------------------------------------------------------------------------------
Invacare                                     U.S. Customs
--------------------------------------------------------------------------------
J.P. Morgan                                  West Publishing
--------------------------------------------------------------------------------
Johns Hopkins Hospital                       Whirlpool Corporation
--------------------------------------------------------------------------------
Liberty Mutual Insurance Co.                 Zurich Financial Services
--------------------------------------------------------------------------------
State of Maine
--------------------------------------------------------------------------------

Keane's ten largest clients accounted for approximately 32% and 30% of the Company's total revenue during each of the years ended December 31, 2001 and 2000, respectively. The Company's two largest clients during 2001 and 2000 were various agencies within the Federal Government and IBM. Federal Government contracts accounted for approximately 6.9% and 7.5% of the Company's total revenue in 2001 and 2000, respectively. IBM accounted for approximately 6.5% and 6% of the Company's total revenue for 2001 and 2000, respectively. A significant decline in revenue from IBM or the Federal Government would have a material adverse effect upon the Company's total revenue.

With the exception of IBM and the Federal Government, no single client accounted for more than 5% of the Company's total revenue during any of the three years ended December 31, 2001.

In accordance with industry practice, many of the Company's orders are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business. The Company had orders at December 31, 2001 of approximately $843 million, in comparison to orders of approximately $740 million at December 31, 2000.

SALES, MARKETING AND ACCOUNT MANAGEMENT

Keane markets its services and software products through its direct sales force, which is based in its branch offices and regional areas, as well as through its centralized Strategic Practices Group. Keane's account executives are assigned to a limited number of accounts so they can develop an in-depth understanding of each client's individual needs and form strong client relationships. These account executives are responsible for ensuring that clients receive responsive service and that Keane's software solutions achieve client objectives. Account executives receive in-depth training in Keane's sales processes and service offerings and are supported by enterprise knowledge management systems in order to efficiently share organizational learning. Account executives are empowered to collaborate with Keane's Strategic Practice Group, other branch offices, and Advanced Development Centers as needed to address specialized customer requirements.

Keane focuses its marketing efforts on organizations with significant IT budgets and recurring software development and outsourcing needs. The Company maintains a corporate branding campaign focused on communicating Keane's value proposition of reliably delivering application solutions with quantifiable business results. These branding efforts are actively executed through multiple channels.

EMPLOYEES

On December 31, 2001, Keane had 7,871 employees, including 6,566 business and technical professionals whose services are billable to clients. The Company sometimes supplements its technical staff by utilizing subcontractors.

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

Competitors typically include traditional players in the IT services industry, including large integrators (such as Accenture, Electronic Data Systems (EDS), Computer Sciences Corporation (CSC), and IBM Global Services); IT solutions providers (including Sapient Corporation, American Management Systems, Logica, and KPMG); and management consulting firms (e.g., KPMG Consulting, McKinsey and Booz Allen). Some of these competitors are larger and have greater financial resources than the Company. In addition, clients may seek to increase their internal IT resources to satisfy their software development and management requirements.

The Company believes that the basis for competition in the IT services industry includes the ability to create an integrated solution that best meets the needs of an individual customer, compete cost effectively, develop strong client relationships, generate recurring revenue, offer flexible client service delivery options and use of disciplined methodologies. The Company believes that it competes favorably with respect to those factors. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

ITEM 2. PROPERTIES

The principal executive office of the Company is located at Ten City Square, Boston, Massachusetts 02129, in an approximately 34,000 square foot office building which is leased from City Square Limited Partnership. Some of the Company's officers, directors, and shareholders are limited partners in this partnership. See Item 13 -- "Certain Relationships and Related Transactions." At December 31, 2001, the Company leased and maintained sales and support offices in more than fifty locations in the United States and three locations in the United Kingdom. The aggregate annual rental expense for the Company's sales and support offices was approximately $16.6 million in 2001. The aggregate annual rental expense for all of the Company's facilities was approximately $19.4 million in 2001. For additional information regarding the Company's lease obligations, see Note I of Notes to Consolidated Financial Statements.

In October, 2001, the Company entered into a lease with Gateway Developers LLC ("Gateway LLC") for a term of twelve years, pursuant to which the Company agreed to lease approximately 95,000 square feet of office and development space in a building under construction at One Chelsea Street in Boston, Massachusetts (the "New Facility"). The Company will lease approximately 57% of the New Facility and the remaining 43% will be occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of the Company, and his immediate family members.

On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan (the "Gateway Loan") in connection with the New Facility and an adjacent building to be located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan.

The Company currently expects to occupy the new facility in January 2003. The Company will consolidate several existing facilities it has in the Boston area as part of this move. Based upon its knowledge of rental payments for comparable facilities in the Boston area, the Company believes that the rental payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time the Company entered into the lease, as favorable to the Company as those which could have been obtained from an independent third party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2001.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY: The executive officers and directors of the Company are as follows:

          NAME                                 AGE                              POSITION
          ----                                 ---                              --------
John F. Keane (3)                               70                 Chairman of the Board and Director
Brian T. Keane                                  41           President, Chief Executive Officer and Director
John J. Leahy                                   44          Senior Vice President and Chief Financial Officer
Robert B. Atwell                                53      Senior Vice President - North American Branch Operations
Irene Brown                                     47                        Senior Vice President
Raymond W. Paris                                64            Senior Vice President - Healthcare Solutions
Renee Southard                                  47               Senior Vice President - Human Resources
Linda B. Toops                                  47                        Senior Vice President
John H. Fain                                    53                 Senior Vice President and Director
Maria A. Cirino (1)(2)                          38                              Director
Philip J. Harkins(2)(3)                         54                              Director
Winston R. Hindle, Jr. (1)(3)                   71                              Director
John F. Keane, Jr. (3)                          42                              Director
John F. Rockart (1)(2)                          70                              Director
Stephen D. Steinour (1)(2)                      43                              Director

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

Mr. Brian Keane joined the Company in 1986 and has served as the Company's President and Chief Executive Officer since November 1999. From September 1997 to November 1999, Mr. Keane served as Executive Vice President and a member of the Office of the President of the Company. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From July 1992 to December 1994, Mr. Keane served as a Business Area Manager and from January 1990 to July 1992, he served as a Branch Manager. Mr. Keane has been a director of the Company since May 1998. Mr. Keane has served as a trustee of Mount Holyoke College since May 2000. Brian Keane is a son of John Keane, the founder, and Chairman of the Company, and a brother of John Keane, Jr., a director.

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

Mr. Leahy joined the Company in August 1999 as Senior Vice President - Finance and Administration and Chief Financial Officer. From 1982 to August 1999, Mr. Leahy was employed by PepsiCo, during which time he held a number of positions, serving most recently as Vice President of Business Planning and Development for Pepsi-Cola International.

Mr. Atwell joined the Company in 1974, served as Branch Manager from 1974 to 1985 and as head of PMSG from 1985 to 1986. Mr. Atwell left the Company from 1986 to 1991. During that time, he served as Regional Sales Vice President for Palladian Software, Vice President of Sales for Applied Expert Systems, Vice President of Sales and Marketing for Access Development Corporation and Vice President of Broadway and Seymour. In 1991, Keane acquired Broadway and Seymour and appointed Mr. Atwell Managing Director of the Company's Raleigh/Durham Branch. Since that time, Mr. Atwell has served as Area Manager from 1993 to 1994, Area Vice President from 1995 to 1999 and as Senior Vice President of North American Branch Operations from 1999 to present.

Ms. Irene Brown joined the Company in August 1998 and has served as a Senior Vice President since January 2001. From January 2000 to December 2000, Ms. Brown served as a Vice President of the Company. From August 1998 to December 1999 she served as Managing Director -Keane Limited and from August 1975 to July 1998 Ms. Brown was employed by Icom Solutions, most recently as Managing Director.

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

Ms. Linda Toops joined the Company in August of 1992. Ms. Toops has served as President of Keane Consulting Group (KCG) and Senior Vice President of Keane, Inc. since June 2000. From 1992 to June 2000, Ms. Toops served as Executive Vice President of KCG. From 1977 through 1992, Ms. Toops held a variety of sales and management positions within the IBM Corporation.

Mr. Fain has been a director and Senior Vice President of the Company since November 2001. Prior to joining the Company, Mr. Fain was the founder, Chief Executive Officer and Chairman of the Board of Directors of Metro Information Services, which was acquired by the Company in November 2001. Mr. Fain's role at Metro Information Services also included serving as President until January 2001 and Chairman of the Compensation Committee until February 1999.

Ms. Cirino has been a director since July 2001. Since 2000, Ms. Cirino has held the position of CEO and Chairman of Guardent. Prior to 2000, Ms. Cirino served as Vice President of Sales and Marketing for Razorfish. From 1997 to 1999, Ms. Cirino held the same position of Vice President of Sales and Marketing for I-cube, which was acquired by Razorfish in October of 1999. Prior to 1997, Ms. Cirino held the position of Vice President of Sales for Shiva Corporation. Ms. Cirino is also a director of Corex Technologies, Inc.

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

Dr. Rockart has been a director since the Company's incorporation in March 1967. Dr. Rockart has been a Senior Lecturer at the Alfred J. Sloan School of Management of the Massachusetts Institute of Technology since 1974, and was the Director of the Center for Information Systems Research from 1976 to 2000. Dr. Rockart is also a director of Comshare, Inc.

Mr. Steinour has been director since July 2001. He currently serves as the Chief Executive of Citizens Bank of Pennsylvania. Prior to his appointment as Chief Executive, Mr. Steinour served as Vice Chairman of the Wholesale and Regional Banking Division at Citizens Bank. Before joining Citizens Bank, he served as the Division Executive at Recoll Management in Boston and as Executive Vice President at Bank of New England's Controlled Loan Department.

Compensation of the non-employee directors currently consists of an annual director's fee of $4,000 plus $1,000 and expenses for each meeting of the Board of Directors attended. Directors are also eligible to receive periodic stock option grants under the Company's stock incentive plans. In July 2001, Ms. Cirino and Mr. Steinour, who joined the Board of Directors in July 2001, each received options to purchase 10,000 shares of the Company's Common Stock. In December 2000, all other outside directors received options to purchase 10,000 shares of the Company's Common Stock. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

PART II
-------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's authorized capital stock consists of 200,000,000 shares of Common Stock, $.10 par value per share; 503,797 shares of Class B Common Stock, $.10 par value per share; and 2,000,000 shares of Preferred Stock, $.01 par value per share. As of March 8, 2002, there were 75,475,071 shares of Common Stock outstanding and held of record by approximately 2,482 registered stockholders; 284,891 shares of Class B Common Stock outstanding and held of record by approximately 110 registered stockholders; and no shares of Preferred Stock outstanding.

COMMON STOCK AND CLASS B COMMON STOCK:

Voting. Each share of Common Stock is entitled to one vote on all matters submitted to stockholders and each share of Class B Common Stock is entitled to ten votes on all matters submitted to stockholders. The holders of Common Stock and Class B Common Stock vote as a single class on all actions submitted to a vote of the Company's stockholders, except that separate class votes of the holders of Common Stock and Class B Common Stock are required with respect to amendments to the articles of organization that alter or change the powers, preferences or special rights of their respective classes or as to affect them adversely, and with respect to such other matters as may require class votes under Massachusetts law. Voting for directors is non-cumulative.

As of March 8, 2002, the Class B Common Stock represented less than 1% of the Company's outstanding equity, but had approximately 4% of the combined voting power of the Company's outstanding Common Stock and Class B Common Stock. The substantial voting rights of the Class B Common Stock may make Keane less attractive as the potential target of a hostile tender offer or other proposal to acquire the stock or business of Keane and render merger proposals more difficult, even if such actions would be in the best interests of the holders of the Common Stock.

Dividends and Other Distributions. The holders of Common Stock and Class B Common Stock are entitled to receive ratably such dividends, if any, as may be declared by Keane's Board of Directors, out of funds legally available therefor, except that the Board of Directors may not declare and pay a regular quarterly cash dividend on the shares of Class B Common Stock unless a noncumulative per share dividend which is $.05 per share greater than the per shares dividend paid on the Class B Common Stock is paid at the same time on the shares of Common Stock. In the event of a liquidation, dissolution or winding up of Keane, holders of Common Stock and Class B Common Stock have the right to ratable portions of Keane's net assets after the payment of all debts and other liabilities.

Trading Markets. Shares of Class B common Stock are not transferable by a stockholder except for transfers:

            .     By gift,
            .     In the event of the death of a stockholder, or
            .     By a trust to a person who is the grantor or a principal
                  beneficiary of that trust.

Individuals or entities receiving shares of Class B Common Stock pursuant to these transfers are referred to as "permitted transferees." The Class B Common Stock is not listed or traded on any exchange or in any market, and no trading market exists for shares of the Class B Common Stock. The Class B Common Stock is, however, convertible at all times, and without cost to the stockholder, into shares of Common Stock on a share-for-share basis. Shares of Class B Common Stock are automatically converted into an equal number of shares of Common Stock in connection with any transfer of those shares other than to a permitted transferee. In addition, all of the outstanding shares of Class B Common Stock are convertible into shares of Common Stock upon a majority vote of the Board of Directors.

Future Issuance of Class B Common Stock; Retirement of Class B Common Stock Upon Conversion into Common Stock. The Company may not issue any additional shares of Class B Common Stock without stockholder approval. All shares of Class B Common Stock converted into Common Stock are retired and may not be reissued.

Other Matters. The holders of Common Stock and Class B Common Stock have no preemptive rights or, except as described above, rights to convert their stock into any other securities and are not subject to future calls or assessments by the Company. The Common Stock is listed on the American Stock Exchange under the symbol "KEA." All outstanding shares of Common Stock and Class B Common Stock are fully paid and nonassessable. The rights, preferences and privileges of holders of Common Stock and Class B Common Stock are subject to , and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.

PREFERRED STOCK: The Company's Articles of Organization authorize the issuance of up to 2,000,000 shares of Preferred Stock. Shares of Preferred Stock may be issued from time to time in one or more series, and the Board of Directors is authorized to determine the rights, preferences, privileges and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices and liquidation preferences, of any series of Preferred Stock, and to fix the number of shares of any such series of Preferred Stock without any further vote or action by the stockholders. The voting and other rights of the holders of Common Stock and Class B Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY: The Company's Common Stock is traded on the American Stock Exchange under the symbol "KEA." The following table sets forth, for the periods indicated, the high and low closing price per share as reported by the American Stock Exchange.

                                   Stock Price

                                                        High               Low
                                                       -------           -------

2001
First Quarter                                          $ 18.63           $  9.76
Second Quarter                                           22.00             11.80
Third Quarter                                            19.90             12.95
Fourth Quarter                                           19.70             13.41

2000
First Quarter                                          $ 30.94           $ 22.19
Second Quarter                                           29.38             20.38
Third Quarter                                            25.00             15.84
Fourth Quarter                                           15.95              9.75

The closing price of the Common Stock on the American Stock Exchange on March 8, 2002 was $16.85.

The Company has not paid any cash dividend since June 1986. The Company currently intends to retain all of its earnings to finance future growth and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's Articles of Organization restrict the ability of the Board of Directors to declare regular quarterly dividends on the Class B Common Stock.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                         First Quarter    Second Quarter   Third Quarter    Fourth Quarter
                                         -------------    --------------   -------------    --------------
Year Ended December 31, 2001

Total revenues                               $ 208,346        $ 196,995        $ 186,637        $ 187,181
Income (Loss) before income taxes               14,211           11,256            8,908           (5,154)
Net income (Loss)                                8,454            6,698            5,302           (3,067)
Net income (Loss) per share (basic)                .12              .10              .08             (.04)
Net income (Loss) per share (diluted)              .12              .10              .08             (.04)

Year Ended December 31, 2000

Total revenues                               $ 216,208        $ 221,799        $ 219,671        $ 214,278
Income (Loss) before income taxes                9,265           13,400           13,884           (2,363)
Net income (Loss)                                5,511            7,975            8,260           (1,392)
Net income (Loss) per share (basic)                .08              .11              .12             (.02)
Net income (Loss) per share (diluted)              .08              .11              .12             (.02)

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Year Ended December 31,                    2001               2000               1999                1998               1997
------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
  Total revenues                        $ 779,159          $ 871,956          $ 1,041,092          $1,076,198         $706,801
  Operating income                         19,753             27,921              116,466             170,187           85,163
  Net income                               17,387             20,354               73,074              96,349           51,371
  Net income per share (basic)                .25                .29                 1.02                1.36              .73
  Net income per share (diluted)              .25                .29                 1.01                1.33              .72
  Weighted average common                  68,474             69,646               71,571              71,053           70,096
      shares outstanding (basic)
  Weighted average common                  69,396             69,993               72,395              72,284           71,603
     shares and common share
     equivalents outstanding
     (diluted)
------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
  Total cash and investments            $ 129,243          $ 115,212          $   142,763          $  129,229         $ 91,022
  Total assets                            679,903            463,594              519,307             458,959          329,176
  Total debt                               15,357              8,616               11,403               3,930            9,493
  Stockholders' equity                    529,173            370,677              422,799             363,784          257,037
  Book value per share                       7.00               5.48                 5.95                5.10             3.65
  Number of shares                         75,509             67,675               71,051              71,336           70,342
     outstanding

------------------------------------------------------------------------------------------------------------------------------

Financial Performance:
  Total revenue growth (decline)            (10.6)%            (16.2)%               (3.3)%              52.3%            39.7%
  Net margin                                  2.2%               2.3%                 7.0%                9.0%             7.3%
  Return on average equity                    3.9%               5.1%                18.6%               31.0%            22.4%

All amounts prior to 1999 have been restated to reflect the acquisitions of Bricker & Associates, Inc., Icom Systems Limited and Fourth Tier, Inc., which were accounted for as poolings-of-interests.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of Keane's financial condition and results of operations are based on consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Keane to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of Keane's financial condition and results of operations. The Company believes that the accounting policies described below meet these characteristics. Keane's significant accounting policies are more fully described in the notes to the consolidated financial statements.

Revenue Recognition:

Keane recognizes revenue as services are performed or products are delivered in accordance with contractual agreements and generally accepted accounting principals. For general consulting engagements, revenue is recognized on a time and materials basis as services are delivered. For the majority of our outsourcing engagements, the Company provides a specific level of service each month for which it bills a standard monthly fee. Revenue for these engagements is recognized in monthly installments over the billable portion of the contract. These installments may be adjusted to reflect changes in staffing requirements and service levels consistent with terms of the contract.

For fixed price engagements, revenue is recognized on a percentage of completion basis over the life of the contract. Percentage of completion recognition relies on accurate estimates of the cost, scope and duration of each engagement. If the Company does not accurately estimate the resources required or the scope of the work to be performed, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. All future anticipated losses are recognized in the period they are identified.

Revenue associated with application software products is recognized as the software products are delivered or installed on a milestone basis. Software maintenance fees on installed products are recognized on a pro-rated basis over the term of the service agreement.

In all consulting engagements, outsourcing engagements and software application sales, the risk of issues associated with satisfactory service delivery exists. Although management feels these risks are adequately addressed by the Company's adherence to proven project management methodologies, proprietary frameworks, and internal project audits, the potential exists for future revenue charges relating to unresolved issues.

Bad Debt:

Each accounting period, Keane evaluates accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of Keane's services delivered under maintenance agreements. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue in the period the risk is identified. Considerable judgment is used in assessing the ultimate realization of these receivables including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If the Company's evaluation of service delivery issues or a client's ability to pay is incorrect, the Company may incur future charges to revenue.

Goodwill and Intangible Impairment:

Keane evaluates goodwill and other intangible assets associated with acquisition activity on a periodic basis. This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions change, the Company may be required to recognize impairment charges.

Deferred Taxes:

Keane accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on prior taxable income and estimates of future taxable income, the Company has determined that it is more likely than not that its net deferred tax assets will be fully realized in the future. If actual taxable income varies from these estimates, the Company may be required to record a valuation allowance against its deferred tax assets resulting in additional income tax expense which will be recorded in the Company's consolidated statement of operations.

Restructuring:

Keane has recorded restructuring charges and reserves associated with restructuring plans approved by management over the last three years. These reserves include estimates pertaining to employee separation costs and real estate lease obligations. The reserve associated with lease obligations could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of sub-lessees, market value of properties, and the ability to negotiate early termination agreements with lessors. While the Company believes that its current estimates regarding lease obligations are adequate, future events could necessitate significant adjustments to these estimates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS, 2001 vs. 2000: The Company's revenue for 2001 was $774.0 million, a 7% decrease from revenue of $833.6 million in 2000, excluding revenue associated with Keane's divested help desk business, or $779.2 million in 2001 compared to $876.9 million in 2000, including $43.3 million of revenue from this divested business. Keane's revenue during 2001 was negatively impacted by the economic slowdown and the related reduction in technology spending. However, this was partially offset by a $16.8 million increase in revenue from the Company's public sector business and a $31.0 million increase in revenue from its Application Development and Management (ADM) Outsourcing service. ADM Outsourcing revenue represented 51% of total revenue during 2001 or $393.9 million, an increase of 8.5% from $363.0 million during 2000.

For 2001, revenue from the Company's Plan services was $75.3 million, down from $107.1 million in 2000. Plan revenue is primarily comprised of business innovation consulting delivered via Keane Consulting Group (KCG), the Company's business consulting arm, and IT consulting services, which are sold and implemented out of Keane's network of branch offices. Plan revenue for 2001 was negatively impacted by a general deferral of capital expenditures and consulting projects.

For 2001, revenue from the Company's Build Services was $265.9 million, down from $327.1 million in 2000, prior to all one-time charges or $322.2 million in 2000 including all one-time charges. During the fourth quarter of 2000, Keane incurred a charge of $13.5 million, of which $8.6 million was related to the consolidation and/or closing of certain non-profitable branch offices, employee severance costs, facility leases, and for other miscellaneous purposes, with the balance related to increased reserves against accounts receivable. During the fourth quarter of 2001, Keane booked $10.4 million in one-time charges relating to the costs of terminations, office closures, and asset write-downs associated with gaining synergies from the acquisition of Metro Information Services.

As anticipated, Keane's Build revenue, which consists primarily of application development and integration business, was also adversely affected in 2001 by the challenging economic environment and the related deferral of new software development projects in both North America and the United Kingdom. This decline was offset in part by ongoing Build project revenue from existing Global 2000 customers and revenue of $128.4 million attributable to Public Sector business from federal and state governments. Engagements within the Public Sector represented approximately 16.5% of Keane's total revenue in 2001.

Revenue from the Company's Manage Services, which consist primarily of Keane's ADM Outsourcing service, as well as Application Maintenance and Migration services, grew to $432.7 million during 2001, an increase of 8% from $399.2 million in 2000, excluding revenue from divested businesses and one-time charges. Manage revenue was $437.9 million in 2001 and $437.6 million in 2000, including the divested help desk business and one time charges. Keane's 2001 revenue from Manage services included approximately $16.0 million as a result of its acquisition of Metro Information Services, on November 30, 2001. Revenue from the Company's divested Help Desk business was approximately $43.3 million during 2000 and $5.2 million during 2001. On February 12, 2001 the Company sold its Help Desk operation to Convergys Corporation in return for $15.7 million in cash.

The increase in Keane's Manage revenue during 2001 was driven by continuing sales growth in the Company's ADM Outsourcing business, as Global 2000 customers seek to improve productivity and efficiencies associated with the management and enhancement of their application portfolios. This business has not been as negatively impacted by the economy as Keane's Build business. Based on the increase in ADM Outsourcing bookings and growth of the sales pipeline during 2001, the Company anticipates that this business will continue to increase in 2002. One significant example of such business is Keane's new, ten-year $500 million ADM Outsourcing contract with PacifiCare Health Systems signed in January of 2002.

However, the Company has observed no indication of a healthier economic climate or growth in IT spending over the first two months of 2002. As a result, Keane anticipates continued softness in its Application Development and Integration business, which represents a majority of its Build sector, and within its Plan sector, until economic conditions improve and customers begin funding capital projects once again.

In response to this challenging business climate, the Company expanded its customer base and critical mass with its acquisition of Metro Information Services. Metro provides Keane with hundreds of new customers to whom the Company can cross-sell its services. Of Metro's 300 largest customers that accounted for 90% of its revenue for the twelve months ended June 30, 2001, 236 were new customers for Keane. In addition, the Company expects to improve operational leverage by combining corporate functions and consolidating overlapping branch offices. Of Metro's 33 branch offices, 26 are within geographic markets currently served by Keane. The Company has identified a minimum of $15 million in redundant SG&A expenses that can be eliminated and expects to realize at least $11 million of these savings during 2002.

On March 15, 2002, Keane acquired SignalTree Solutions Holding, Inc., a privately-held, U.S.-based corporation with two software development facilities in India and additional operations in the United States, by the merger of a wholly-owned subsidiary of Keane into SignalTree. Under the terms of the merger agreement, Keane paid $64.5 million in cash for SignalTree, which purchase price is subject to adjustment. The enterprise value of the transaction is approximately 1.2 times SignalTree's 2001 revenue, which was approximately $50 million. Keane expects the addition of SignalTree to enhance its value proposition to customers by providing access to world-class software development processes as well as the economic advantage of a large pool of cost-effective technical professionals.

Salaries, wages and other direct costs for 2001 were $547.9 million, or 70.3% of total revenue, compared to $621.2 million, or 71.2% of total revenue, for 2000. The decline in costs is a result of the sale of the Company's lower margin Help Desk operations and its ongoing efforts to bring costs in alignment with revenue. As a result, Keane's gross margins for 2001 increased to 29.7%, up from 29.2% during 2000 prior to all one-time charges, or 28.7% during 2000 including all one-time charges.

Selling, General & Administrative ("SG&A") expenses for 2001 were $186.7 million, or 24.0% of total revenue, compared to $201.9 million, or 23.1% of total revenue, for 2000. The decline in SG&A expenditures during 2001 is a result of the sale of the Company's Help Desk operations and aggressive control of discretionary spending to bring cost in alignment with revenue. The Company will seek to continue to control aggressively its discretionary expenditures until economic conditions improve and spending on IT projects increases.

Amortization of goodwill and other intangible assets for 2001 was $14.5 million, or 1.9% of total revenue, compared to $12.4 million, or 1.4% of total revenue, in 2000. The increase in amortization for 2001 was attributable to additional intangible assets as a result of the Company's acquisition of Metro Information Services in November of 2001 and the acquisitions of Denver Management Group and Care Computer Systems in July and September of 2000.

Interest and dividend income totaled $7.0 million for 2001, compared to $7.7 million for 2000. The slight decrease in interest and dividend income was attributable to having less cash earning interest and dividend income as a result of using cash for acquisitions and the repurchase of Keane stock, and as a result of interest rate declines. Other income was $2.7 million for 2001 as compared to other expense of $0.9 million in 2000. This increase in other income was related to a gain of $4.0 million from the sale of Keane's Help Desk operation, partially offset by the Company's decision to write-off certain equity investments totaling $2.0 million during the first quarter of 2001, and gains from the sale of investments.

The Company's effective tax rate was 40.5% in 2001 and 2000.

Net cash provided from operations was $83.2 million during 2001, and $96.1 million during 2000, before proceeds from the sale of the Help Desk business of $15.7 million and the investment of $4.0 million for the repurchase of Keane shares. The Company is focused on continuing to optimize cash flow in order to fund potential mergers and acquisitions, stock repurchases, and to build long-term shareholder value.

RESULTS OF OPERATIONS, 2000 VS. 1999: The Company's revenue for 2000 was $872.0 million, a 16% decrease from $1.04 billion in 1999. The decrease in revenue was primarily a result of the rapid decline in the Company's Year 2000 (Y2K) compliance revenue. Y2K-related revenue for 2000 was $5.4 million, down 97.4% from $206.1 million in 1999. Excluding Y2K-related business, revenue for 2000 was $871.5 million, an increase of 4.4% as compared to similar core non-Y2K revenue in 1999. The Company believes this increase was indicative of the Company's strong positioning in its three core business lines, Business Innovation Consulting (Plan), Application Development and Integration (Build), and Application Development and Management Outsourcing (Manage). Keane's Plan, Build, and Manage revenue for 2000, excluding Y2K-related revenue, was $107.1 million, $327.1 million, and $437.3 million, respectively.

Salaries, wages, and other direct costs for 2000 were $621.2 million, or 71.2% of revenue, compared to $702.8 million, or 67.5% of revenue for 1999. This increase as a percentage of revenue was due primarily to lower utilization of the Company's billable headcount, caused by the decline of Y2K revenue. In order to bring costs in closer alignment with revenue, in the fourth quarter of 2000, the Company incurred a charge of $13.5 million, of which $8.6 million, or 1.0% of revenue, is related to the consolidation and/or closing of certain non-profitable branch offices, employee severance costs, facility leases, and for other miscellaneous purposes.

During the second quarter of 2000, the Company identified ten under-performing branch offices, which had lost critical mass as a result of the Y2K transition and were no longer profitable. Throughout the year, Keane took action to address these under-performing business units through the consolidation of operations, internal growth, the upgrading of management and sales personnel and office closures.

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

Keane completed two small acquisitions during 2000 at a cost of $32.5 million, net of cash acquired. On July 19, Keane acquired Denver Management Group, a management consulting firm focused on supply chain management and integrated distribution. Denver Management has been incorporated into Keane Consulting Group. On September 7, Keane acquired Care Computer Systems, Inc., a provider of software for the long-term care industry, which expanded the healthcare solutions marketed by Keane's Healthcare Solutions Division.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, " Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. In June 2000, the FASB issued Statement No. 138. " Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to FAS 133 and effective simultaneously with FAS 133. The Company adopted FAS 133 as amended by FAS 138 in the first quarter of 2001, and FAS133 has not had a significant impact on its financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES: The Company's cash and investments at December 31, 2001 increased to $ 129.2 million from $ 115.2 million at December 31, 2000. This increase was primarily attributable to the continuing efforts by the Company to decrease its Days Sales Outstanding ("DSO"). The decrease in accounts receivable was offset by payments for acquired debt related to the Metro acquisition of $65.9 million and purchases of property, plant and equipment of $7.6 million. In addition to these payments, the Company spent $ 4.0 million on the purchase of 326,200 shares of its stock at an average price of $12.40 per share.

On March 15, 2002 the Company acquired SignalTree Solutions Holding, Inc., a privately -held, U.S. based corporation with two software development facilities in India and additional operations in the United States. The Company paid approximately $64.5 million in cash for the acquisition. As a result, this transaction will reduce the Company's cash position at the end of the first quarter of 2002.

On September 19, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,542,800 shares of its common stock over the next 12 months. Since May of 1999, the Company has invested $108.9 million to repurchase 5,457,200 million shares of its common stock under three separate authorizations. The timing and amount of additional share repurchases will be determined by the Company's management based on its evaluation of market and economic conditions and other factors. A total of 326,200 shares of Common Stock were repurchased during the first quarter of 2001. There were no shares repurchased during the second, third or fourth quarter of 2001. The Company maintains and has available a $10 million unsecured demand line of credit with a major Boston bank for operations and acquisition opportunities.

Based on the Company's current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current capital requirements for at least the next twelve months.

The Company financed its operations exclusively through its ability to generate cash from operations. If the Company were to experience a decrease in revenue as a result of a decrease in demand for its services or a decrease in its ability to collect receivables, the Company would be required to curtail discretionary spending related to SG&A expenses and adjusts its workforce in an effort to maintain profitability. The Company has no significant debt but does have commitments for cash as follows:

--------------------------------------------------------------------------------------------------------------------------

Contractual Obligations          Payments Due by Period (in millions)
--------------------------------------------------------------------------------------------------------------------------
                                 Total           Less than 1 year     1-3 years       4-5 years       After 5 years
--------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations             2.3               1.1              1.2
--------------------------------------------------------------------------------------------------------------------------
Operating Leases                    129.5              27.0             46.6             22.9             33.0
--------------------------------------------------------------------------------------------------------------------------
Other Obligations                     8.5               7.4              1.1
--------------------------------------------------------------------------------------------------------------------------
Total Contractual Cash              140.3              35.5             48.9             22.9             33.0
Obligations
--------------------------------------------------------------------------------------------------------------------------

The Company's material commitments are primarily related to office rentals and capital expenditures. Contractual obligations related to operating leases reflects existing rental leases and the proposed new corporate facility as noted in Footnote I to the consolidated financial statements "Related Parties, Commitments and Contingencies." The Company is committed to an Enterprise Application Architecture (EAA) project which will encompass all areas of the company and further enhance its ability to sustain growth for the organization. The EAA contract obligations are included in the above chart under the caption "Other Obligations."

IMPACT OF INFLATION AND CHANGING PRICES: Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company was able to increase its billing rates over its increases in direct labor costs in 2001.

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

Keane's quarterly operating results have varied, and are likely to continue to vary significantly. This may result in volatility in the market price of Keane's shares. Keane has experienced and expects to continue to experience fluctuations in its quarterly results. Keane's gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane's revenue in a particular quarter, including:

..     general economic conditions which may influence investment decisions or cause downsizing;

..     the number and requirements of client engagements;

..     employee utilization rates;

..     changes in the rates Keane can charge clients for services;

..     acquisitions; and

..     other factors, many of which are beyond Keane's control.

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

In the past five years, Keane has grown significantly through acquisitions. From January 1, 1999 through December 31, 2001, Keane has completed nine acquisitions. The aggregate cost of these acquisitions totaled approximately $266.8 million. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering acquisition opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. In addition, even if Keane reaches a definitive agreement, there is no assurance that Keane will complete any future acquisition.

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

The complex process of integrating Metro and SignalTree Solutions with Keane may disrupt the business activities of the Company and affect employee morale, thus affecting the Company's ability to pursue its business plan and retain key employees.

Integrating the operations and personnel of Metro Information Services, Inc., which Keane acquired in November 2001, and SignalTree Solutions, which the Company acquired in March 2002 with Keane is a complex process. The integration of each of Metro and SignalTree Solutions may not be completed in the expected time period or may not achieve the anticipated benefits of the merger. The successful integration of Metro and SignalTree Solutions with Keane requires, among other things, integration of finance, human resources and sales organizations. The diversion of the attention of Keane's management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of the combined company's business. Further, the process of combining Metro and SignalTree Solutions with Keane could negatively affect employee morale and the ability of the combined company to retain some of its key employees after the merger. The inability to successfully integrate the operations and personnel of Metro and SignalTree Solutions with Keane could have a material adverse effect on Keane's business, financial condition and results of operations.

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

Keane conducts business in the United Kingdom and India, which exposes it to a number of difficulties inherent in international activities. As a result of its acquisition of SignalTree Solutions in March 2002, Keane has two software development facilities in India and has added approximately 400 technical professionals to its professional services organization. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, Keane's ability to meet development objectives important to its new strategy would be hindered, and its business could be harmed.

If Keane fails to manage its geographically dispersed organization, it may fail to meet or exceed its financial objectives and its revenues may decline. Keane performs development activities in the U.S. and Canada and soon will be in India, and has offices throughout the United States, the United Kingdom, Canada and India. This geographic dispersion requires substantial management resources that locally-based competitors do not need to devote to their operations.

Keane's operations in the U.K. and India are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on its investments, which would affect the carrying value of those investments. Additionally, the Company transacts business in the United Kingdom, Canada and India and as such has exposure associated with movement in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Reports of Independent Auditors............................................ 25

Consolidated Balance Sheets as of December 31, 2001 and 2000................26

Consolidated Statements of Income
For the Years Ended December 31, 2001, 2000 and 1999........................27

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999........................28

Consolidated Statements of Cash Flows
For the Years ended December 31, 2001, 2000 and 1999........................29

Notes to Consolidated Financial Statements...............................30-43

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:

We have audited the accompanying consolidated balance sheets of Keane, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Ernst and Young LLP

Boston, Massachusetts
February 11, 2002, except for Note O,
 as to which the date is March 15, 2002

KEANE INC.
CONSOLIDATED BALANCE SHEETS

December 31,                                                                       2001              2000
------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
Assets
Current:
        Cash and cash equivalents                                                $  65,556         $  53,783
        Marketable securities                                                       63,687            59,179
        Accounts receivable, net:
          Trade                                                                    160,172           164,706
          Other                                                                      3,109             1,428
        Prepaid expenses and deferred taxes                                         20,026            15,533
                                                                                 ---------         ---------
          Total current assets                                                     312,550           294,629

Property and equipment, net                                                         33,701            24,132
Goodwill, net                                                                      224,891            75,497
Customer lists                                                                      53,659            10,196
Other intangible assets, net                                                        26,292            32,968
Deferred taxes and other assets, net                                                28,810            26,172
                                                                                 ---------         ---------

                                                                                 $ 679,903         $ 463,594
                                                                                 =========         =========
Liabilities
Current:
        Accounts payable                                                            13,723            16,820
        Accrued expenses and other liabilities                                      51,980            26,953
        Accrued compensation                                                        34,161            17,709
        Notes payable                                                                   --             5,006
        Accrued income taxes                                                         4,675             9,003
        Unearned income                                                              5,178             4,611
        Current capital lease obligations                                            1,154             1,230
                                                                                 ---------         ---------
          Total current liabilities                                                110,871            81,332

Deferred income taxes                                                               25,656             9,205
Long-term portion of capital lease and other obligations                            14,203             2,380

Commitments and contingencies (Note I)

Stockholders' Equity
Preferred stock, par value $.01, authorized
        2,000,000 shares, issued none
Common stock, par value $.10, authorized
        200,000,000 shares, issued
        75,223,971 in 2001 and 72,446,101 in 2000                                    7,522             7,245
Class B common stock, par value $.10, authorized
        503,797 shares, issued and outstanding
        284,891 in 2001 and 2000                                                        28                28
Additional paid-in capital                                                         162,269           121,444
Accumulated other comprehensive income                                              (2,007)           (4,637)
Retained earnings                                                                  361,361           343,974
Less treasury stock at cost, 5,055,602 shares of Common Stock in 2000                   --           (97,377)
                                                                                 ---------         ---------
            Total stockholders' equity                                             529,173           370,677
                                                                                 ---------         ---------

                                                                                 $ 679,903         $ 463,594
                                                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,                                              2001           2000          1999
------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total revenues                                                             $  779,159     $  871,956    $1,041,092

Salaries, wages and other direct costs                                        547,883        621,208       702,795
Selling, general and administrative expenses                                  186,708        201,852       199,009
Amortization of goodwill and other intangible assets                           14,457         12,351         9,169
Restructuring charge                                                           10,358          8,624        13,653
                                                                           ----------     ----------    ----------

Operating income                                                               19,753         27,921       116,466

Interest and dividend income                                                    7,043          7,725         7,827
Interest expense                                                                  295            588            --
Other expenses (income), net                                                   (2,720)           872         1,480
                                                                           ----------     ----------    ----------

Income before income taxes                                                     29,221         34,186       122,813

Provision for income taxes                                                     11,834         13,832        49,739
                                                                           ----------     ----------    ----------

Net income                                                                 $   17,387     $   20,354    $   73,074
                                                                           ==========     ==========    ==========

Net income per share (basic)                                               $      .25     $      .29    $     1.02
                                                                           ==========     ==========    ==========
Net income per share (diluted)                                             $      .25     $      .29    $     1.01
                                                                           ==========     ==========    ==========

Weighted average common shares
outstanding (basic)                                                            68,474         69,646        71,571
                                                                           ==========     ==========    ==========

Weighted average common shares and common share equivalents outstanding
(diluted)                                                                      69,396         69,993        72,395
                                                                           ==========     ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended

December 31, 1999, 2000 and 2001
--------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                                        Other
                                                                            Class B                     Compre-
                                                    Common Stock          Common Stock      Additional  hensive
                                                    ------------          ------------       Paid-in     Income   Retained
                                                 Shares      Amount     Shares     Amount    Capital     (Loss)    Earnings
---------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1999                        71,363,272   $  7,136    285,303   $     29   $109,606      ($764)  $250,546

Common Stock issued under                         721,893         72                           10,689
   stock option and employee
   purchase plans
Conversions of Class B Common                         191                  (191)
  Stock into Common Stock
Income tax benefit from stock                                                                     515
  option plans
Repurchase of Common Stock
Investments valuation adjustment                                                                          (1,263)
Net income                                                                                                           73,074

Comprehensive income
Balance December 31, 1999                      72,085,356      7,208    285,112         29    120,810     (2,027)   323,620

Common Stock issued under                         360,524         36                              320
   stock option and employee
   purchase plans
Conversions of Class B Common                         221          1       (221)        (1)
  Stock into Common Stock
Income tax benefit from stock                                                                     314
  option plans
Repurchase of Common Stock
Investments valuation adjustment                                                                             538
Foreign currency translation
  Adjustment                                                                                              (3,148)

Net income                                                                                                           20,354

Comprehensive income

Balance December 31, 2000                      72,446,101      7,245    284,891         28    121,444     (4,637)   343,974

Common Stock issued under                          18,000          1                           (8,894)
   stock option and employee
   purchase plans
Common Stock issued in connection               2,759,870        276                           49,460
with acquisition of Metro
Information Services, Inc.
Income tax benefit from stock                                                                     259
  option plans
Repurchase of Common Stock
Investments valuation adjustment                                                                           1,181
Foreign  currency translation
  Adjustment                                                                                               1,449
Net income                                                                                                           17,387

Comprehensive income

                                             ==============================================================================
Balance December 31, 2001                      75,223,971   $  7,522    284,891   $     28   $162,269   $ (2,007)  $361,361
                                             ==============================================================================


                                        Treasury Stock        Total
                                            at Cost           Stock-
                                            -------           holders'
                                       Shares      Amount      Equity
------------------------------------------------------------------------
Balance January 1, 1999               (313,064)    ($2,769)   $ 363,784

Common Stock issued under               (6,332)       (162)      10,599
   stock option and employee
   purchase plans
Conversions of Class B Common                                        --
  Stock into Common Stock
Income tax benefit from stock                                       515
  option plans
Repurchase of Common Stock          (1,000,000)    (23,910)     (23,910)
Investments valuation adjustment                                 (1,263)
Net income                                                       73,074
                                                              ---------
Comprehensive income                                             71,811
Balance December 31, 1999           (1,319,396)    (26,841)     422,799

Common Stock issued under              394,794      10,389       10,745
   stock option and employee
   purchase plans
Conversions of Class B Common                                        --
  Stock into Common Stock
Income tax benefit from stock                                       314
  option plans
Repurchase of Common Stock          (4,131,000)    (80,925)     (80,925)
Investments valuation adjustment                                    538
Foreign currency translation
  Adjustment                                                     (3,148)

Net income                                                       20,354
                                                              ---------
Comprehensive income                                             17,744
                                                              ---------
Balance December 31, 2000           (5,055,602)    (97,377)     370,677

Common Stock issued under              737,348      15,186        6,293
   stock option and employee
   purchase plans
Common Stock issued in connection    4,644,454      86,236      135,972
with acquisition of Metro
Information Services, Inc.
Income tax benefit from stock                                       259
  option plans
Repurchase of Common Stock            (326,200)     (4,045)      (4,045)
Investments valuation adjustment                                  1,181
Foreign  currency translation
  Adjustment                                                      1,449
Net income                                                       17,387
                                                              ---------
Comprehensive income                                             20,017
                                                              ---------

                                     ==================================
Balance December 31, 2001                   --          --    $ 529,173
                                     ==================================

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                         2001         2000         1999
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Cash Flows From Operating Activities:
Net income                                                             $  17,387    $  20,354    $  73,074
Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                                          26,113       28,991       31,519
   Deferred income taxes                                                   1,808       (5,444)       4,996
   Provision for doubtful accounts                                         2,024        3,086         (625)
   Loss on sale of property and equipment                                   (167)          --           14
   Gain on sale of investments                                            (1,233)          --           --
   Non-cash restructuring charge                                             825        3,403        5,572
   Impairment of long term investments                                     2,000           --           --
   Gain on sale of business unit                                          (4,302)          --           --
   Income tax benefit from stock options                                     259          314          515
   Changes in operating assets and liabilities, net of acquisitions:
   Decrease in accounts receivable                                        41,691       48,432       37,580
   Increase (decrease) in prepaid expenses and other assets               (1,065)       6,748       (6,910)
   Increase (decrease) in accounts payable, accrued expenses,
        unearned income and other liabilities                                758      (18,415)     (24,064)
   Increase (decrease) in income taxes payable                            (2,916)       8,609      (13,548)
                                                                       ---------    ---------    ---------

Net cash provided by operating activities                                 83,182       96,078      108,123
                                                                       ---------    ---------    ---------

Cash Flows From Investing Activities:
Purchase of investments                                                 (104,591)     (30,875)    (110,915)
Sale and maturities of investments                                       102,340       60,191       96,542
Purchase of property and equipment                                        (7,609)     (11,386)     (16,418)
Proceeds from the sale of property and equipment                             419          182           77
Proceeds from sale of business unit                                       16,087           --           --
Payments for current year acquisitions                                    (7,148)     (32,516)     (60,996)
Payments for prior years acquisitions                                     (1,266)      (3,756)          --
                                                                       ---------    ---------    ---------

Net cash used for investing activities                                    (1,768)     (18,160)     (91,710)
                                                                       ---------    ---------    ---------

Cash Flows From Financing Activities:
Payments on acquired debt                                                (65,938)          --           --
Payments under long-term debt, net                                        (5,006)      (3,523)        (563)
Principal payments under capital lease obligations                        (1,303)      (1,376)      (1,217)
Proceeds from issuance of common stock                                     6,293       10,745       10,761
Repurchase of common stock                                                (4,045)     (80,925)     (24,072)
                                                                       ---------    ---------    ---------

Net cash used for financing activities                                   (69,999)     (75,079)     (15,091)
                                                                       ---------    ---------    ---------
Effect of exchange rate changes on cash                                      358       (2,074)          --
Net increase in cash and cash equivalents                                 11,773          765        1,322
Cash and cash equivalents at beginning of year                            53,783       53,018       51,696
                                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year                               $  65,556    $  53,783    $  53,018
                                                                       =========    =========    =========

Supplemental information:
Income taxes paid                                                      $  14,922    $  10,469    $  62,140

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001, 2000, and 1999.
(All amounts in thousands unless stated otherwise and except for share and per share amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Keane, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year presentation.

FISCAL YEAR: The Company records activity in quarterly accounting periods of equal length based on a monthly schedule of one five-week month followed by two four-week months. Differences in amounts presented and those which would have been presented using actual year end dates are not material. All references to "fiscal 2001", "fiscal 2000" and "fiscal 1999" in the financial statements and accompanying notes relate to the years ended December 30, 2001, December 31, 2000 and December 31, 1999, respectively. For ease of presentation, December 31 has been utilized for all financial statement captions.

NATURE OF OPERATIONS: Keane provides Information Technology (IT) and business consulting services. The Company divides its business into three main lines:
Business Consulting, Application Development and Integration (ADI) and Application Development and Management Outsourcing.

Keane's clients consist primarily of Global 2000 organizations, government agencies and healthcare organizations. The Company services clients through branch office operations in major markets of North America and the United Kingdom. These offices are supported by Keane Consulting Group, a centralized Strategic Practices Group representing Keane's core services and key competencies, and seven Advanced Development Centers ("ADC") in the United States, Canada and India. This delivery structure allows the Company to provide clients with world-class capabilities representing the organizational experience and best practices of the entire Company on a responsive and cost-effective local level.

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

ALLOWANCE FOR BAD DEBTS: The Company evaluates its accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of Keane's services delivered under maintenance agreements. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to reduce revenue in the period the risk is identified.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents are currently designated as available-for-sale. Cash equivalents at December 31, 2001 included investments in commercial paper ($15.0 million) and money market funds ($33.8 million). Cash equivalents at December 31, 2000 included investments in commercial paper ($33.3 million) and money market funds ($10.6 million).

FINANCIAL INSTRUMENTS: The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the company's debt obligations approximates their carrying value. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments and trade receivables. The Company's cash, cash equivalents and investments are held with financial institutions with high credit standings. The Company's customer base consists of geographically dispersed customers in many different industries. Therefore, concentration of credit risk with respect to trade receivables is not considered significant.

INVESTMENTS: Investments are stated at fair value as reported by the investment custodian. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Investments are currently designated as available-for-sale, and as such, unrealized gains and losses are reported in a separate component of stockholders' equity. The Company views its marketable securities portfolio as available for use in its current operations, and accordingly, these investments are classified as current assets in the accompanying balance sheet. As of December 31, 2001, the Company's investments reflect an increase in market value of $.8 million, which has been reflected in the statement of stockholder's equity. At December 31, 2000, the Company's investments reflected a decline in market value of $1.2 million. Realized gains and losses, as well as interest, dividends and capital gain/loss distributions on all securities, are included in earnings.

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

GOODWILL AND INTANGIBLE ASSETS: Intangible assets consist principally of goodwill and acquired customer-based intangibles, noncompetition agreements, and software initially recorded at fair value. Intangibles are amortized on a straight-line basis over 15 years for goodwill and 3 to 15 years for other intangibles. At each reporting date, management assesses whether there has been a permanent impairment in the value of its long-term assets and the amount of such impairment by comparing anticipated undiscounted future cash flows from acquired business units with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. Accumulated amortization at December 31, 2001 and 2000 was $46.9 million and $35.4 million, respectively.

INCOME TAXES: The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

COMPREHENSIVE INCOME: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders' equity. Other comprehensive income is comprised of currency translation adjustments and available-for-sale securities valuation adjustments. At December 31, 2001, accumulated other comprehensive income was comprised of foreign currency translation adjustment of $2.5 million and securities valuation adjustment of ($.5) million, net of tax. At December 31, 2000, accumulated other comprehensive income was comprised of foreign currency translation adjustment of $3.9 million and securities valuation adjustment of $.7 million, net of tax.

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

INDUSTRY SEGMENT INFORMATION: The Company operates in one reportable segment-information technology and business consulting services. The Company offers an integrated mix of end-to-end business solutions, such as Business Consulting (Plan), Application Development and Integration (Build), and Application Development and Management Outsourcing (Manage). Approximately 93%, 94% and 96% of the Company's revenue was derived from these offerings for the years ended December 31, 2001, 2000 and 1999, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137, " Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. In June 2000, the FASB issued Statement No. 138. " Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to FAS 133 and effective simultaneously with FAS 133. The Company adopted FAS 133 as amended by FAS 138 in the first quarter of 2001, and FAS133 has not had a significant impact on its financial position or results of operations.

In July 2001, the FASB issued FAS No. 141, "Business Combinations", and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination that is initiated after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indictors arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired on or after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently in the process of evaluating the aggregate impact all provisions of FAS 142 will have on its financial position and results of operations.

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

B. INVESTMENTS

The following is a summary of available-for-sale securities:

                                                     Gross Unrealized    Estimated
                                           Cost      Gains     Losses    Fair Value
December 31, 2001
US Government Obligations                $ 30,017   $    338   $     11   $ 30,344
Corporate bonds                            27,906        651        285     28,272
Corporate passthroughs                      4,997         75          1      5,071
                                         --------   --------   --------   --------

                                           62,920      1,064        297     63,687
                                         ========   ========   ========   ========

Due in one year or less                     8,517                            8,705
Due after one year through three years     22,927                           23,133
Due after three years                      31,476                           31,849
                                         --------                         --------
                                           62,920                           63,687
                                         ========                         ========

December 31, 2000
US Government Obligations                  27,441         30        178     27,293
Corporate bonds                            20,886         67      1,203     19,750
Corporate passthroughs                     12,092         62         18     12,136
                                         --------   --------   --------   --------

                                           60,419        159      1,399     59,179
                                         ========   ========   ========   ========

Due in one year or less                     5,237                            5,237
Due after one year through three years     34,838                           33,438
Due after three years                      20,344                           20,504
                                         --------                         --------
                                         $ 60,419                         $ 59,179
                                         ========                         ========

Proceeds from the sale of available for sale securities were approximately $102.3 million during 2001. Net realized gains on those sales were $1.2 million. There was no gain or loss, based on a specific identification basis, realized on the sale of available for sale securities during the years ended December 31, 2000 and 1999.

C. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                            December 31,
                                                          2001             2000
                                                          ----             ----
Billed                                               $ 144,896        $ 141,533
Unbilled                                                28,290           34,163
Allowance for doubtful accounts                        (13,014)         (10,990)
                                                     ---------        ---------
                                                     $ 160,172        $ 164,706
                                                     =========        =========

Accounts receivable is presented net of doubtful accounts. The activity in the allowance account is as follows:

                                                 December 31,
                                              2001           2000          1999
                                              ----           ----          ----
Beginning of year balance                 $ 10,990       $  7,904       $ 8,133
Provision charged                           13,706          6,778         7,749
Recoveries                                  (3,448)
Write-offs                                  (8,234)        (3,692)       (7,978)
                                          --------       --------       -------
End of year balance                       $ 13,014       $ 10,990       $ 7,904
                                          ========       ========       =======

D. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               December 31,
                                                           2001             2000
                                                           ----             ----
Buildings and improvements                              $ 2,599          $   772
Office equipment                                         52,537           71,316
Computer equipment and software                          12,019           15,316
Leasehold improvements                                   10,753            9,885
Construction in progress                                 13,000               --
                                                        -------          -------
                                                         90,907           97,289
Less accumulated depreciation and amortization           57,206           73,157
                                                        -------          -------
                                                        $33,701          $24,132
                                                        =======          =======

Depreciation expense totaled $11.7 million, $16.2 million and $22.4 million in 2001, 2000 and 1999, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $.6 million with accumulated amortization totaling $.3 million at December 31, 2001.

E. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                               December 31,
                                                           2001             2000
                                                           ----             ----
Accrued employee benefits                               $ 8,322          $ 8,226
Accrued rent obligations                                     --            1,609
Accrued restructuring                                    21,723            6,332
Other                                                    21,935           10,786
                                                        -------          -------
                                                        $51,980          $26,953
                                                        =======          =======

F. NOTES PAYABLE

In connection with the Company's acquisition of Parallax Solutions Ltd. in February of 1999, the Company issued a $6.6 million note payable to the former owners. During the year 2001, the Company paid the remaining balance of $4.0 million related to this note.

G. CAPITAL STOCK

The Company has three classes of stock: Preferred Stock, Common Stock and Class B Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock generally vote together with holders of Common Stock as a single class but are entitled to 10 votes for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions of any series of Preferred Stock, and to fix the number of shares of any such series. The Common Stock and Class B Common Stock have equal liquidation and dividend rights except that any regular quarterly dividend declared shall be $.05 per share less for holders of Class B Common Stock. Class B Common Stock is nontransferable, except under certain conditions, but may be converted into Common Stock on a share-for-share basis at any time. Conversions to common stock totaled 221 and 191 shares in 2000 and 1999, respectively. There were no conversions during 2001. Shares of common stock reserved for conversions totaled 284,891 at December 31, 2001.

H. BENEFIT PLANS

STOCK OPTION PLANS: The Company has four stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation," and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                    Years Ended December 31,
                                                   2001       2000       1999
                                                 ------------------------------

Net income - as reported                         $ 17,387   $ 20,354   $ 73,074
Net income - pro forma                              8,045      2,596     61,811
Net income per share - as reported (diluted)          .25        .29       1.01
Net income per share - pro forma (diluted)            .12        .04        .85

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for future years.

The fair market value of each stock option is estimated using the Black Scholes option pricing method, assuming no expected dividends with the following weighted-average assumptions:

                                                     Years Ended December 31,
                                                   2001        2000        1999
                                                 ------------------------------

Expected life (years)                               4.8         4.4         4.0
                                                    5.5
Expected stock price volatility                     65%         93%         96%
Risk-free interest rate                           5.00%       5.00%       5.27%

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

In December 2000, the Company initiated a new "Time Accelerated Restricted Stock Award Plan" (TARSAP) under its 1998 Stock Incentive Plan, whereby the vesting of certain stock options is directly impacted by the performance of the Company. The vesting of stock options granted under the TARSAP accelerates upon the meeting of certain profitability criteria. If these criteria are not met, such options will vest five years after the date of grant and expire at the end of ten years.

The Company believes that tying the vesting of larger blocks of certain stock options directly to financial performance more effectively utilizes options that would have been granted in future years, while making employees true stakeholders. The Company also anticipates that more closely aligning the interest of management and key employees with shareholders will focus employees on the goals and objectives most important to shareholders, and that the granting of such options were an important factor in securing employee confidence, commitment, and trust at a critical junction in the implementation of its new strategic plan. Finally, the Company believes that the cost to shareholders of these additional options can be kept reasonable as a result of its stock repurchase program. Since May of 1999, the Company has invested $108.9 million to repurchase 5, 457,200 million shares of its common stock under three separate authorizations.

The 2001 Stock Incentive Plan provides for grants of stock options for up to 7,000,000 shares of the Company's Common Stock to employees, officers and directors of, and consultants and advisors to, the Company. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. The Company may grant options that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("incentive stock options") or nonstatutory options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions not intended to qualify as incentive stock options.

In November 2001, the Company completed its merger with Metro Information Services, Inc. In connection with the merger, the Company assumed all options, whether vested or unvested, to purchase Metro's common stock, issued under Metro's stock option plans. Each option to purchase shares of Metro's common stock outstanding as of November 30, 2001 became an option to acquire a number of shares of Keane common stock equal to the number of shares of Metro's Common Stock subject to such option, multiplied by a conversion ratio of .48. The option price has been proportionally adjusted. The number of adjusted shares under the Metro plan is 571,058. There were no shares exercised under this plan during December 2001.

The weighted-average fair value of options granted under both Plans during the years ended December 31, 2001, 2000 and 1999 was $11.96, $11.53 and $14.39,
respectively.

Information with respect to activity under the Company's stock option plans is set forth below:

                                                                      Weighted
                                                        Common         Average
                                                         Stock   Exercise Price

Outstanding at December 31, 1998                     2,238,060           20.80
  Granted                                            1,582,300           20.60
  Exercised                                           (409,112)           6.69
  Canceled/Expired                                    (517,389)          25.91
                                                    ----------

Outstanding at December 31, 1999                     2,893,859           21.76
  Granted                                            3,580,618           16.58
  Exercised                                           (382,078)           8.75
  Canceled/Expired                                    (870,830)          25.36
                                                    ----------

Outstanding at December 31, 2000                     5,221,569           18.55
  Granted                                            1,723,024           20.14
  Exercised                                           (192,095)           8.98
  Canceled/Expired                                    (475,328)          20.13
                                                    ----------

Outstanding at December 31, 2001                     6,277,170          $19.20
                                                    ==========

Shares available for future issuance under the Company's stock option plans at December 31, 2001 are 9,219,291.

The following table summarizes information about stock options that were outstanding at December 31, 2001:

                                             Weighted Average        Weighted Average                          Weighted Average
                                                Remaining             Exercise Price                            Exercise Price
       Range of                 Number         Contractual              Of Options            Number            Of Exercisable
   Exercise Prices           Outstanding          Life                 Outstanding          Exercisable             Options
   ---------------           -----------          ----                 -----------          -----------             -------
$0.04    --     $4.99            10,000            1.8                    $ 0.04                10,000               $  0.04
 5.00    --      9.99         2,041,310            8.6                      9.75                14,560                  9.72
10.00    --     14.99           192,700            7.9                     13.12                55,110                 13.02
15.00    --     19.99         1,830,792            6.1                     17.40               484,352                 17.30
20.00    --     24.99           475,073            3.1                     22.22               156,514                 22.32
25.00    --     29.99           840,340            2.9                     27.31               271,038                 27.49
30.00    --     39.99           743,183            3.1                     33.91               568,780                 33.89
40.00    --     49.99            66,600            2.7                     44.73                47,674                 44.61
50.00    --     59.99            70,692            5.8                     57.21                48,689                 57.23
60.00    --     74.99             6,480            7.0                     73.03                 4,080                 73.10
                                  -----                                                          -----

$0.04    --    $74.99         6,277,170            5.9                    $19.20             1,660,797               $ 26.90

STOCK PURCHASE PLANS: The Company's 1992 Employee Stock Purchase Plan provides for the purchase of 4,550,000 shares of Common Stock by qualifying employees at a purchase price of 85% of the market value of the stock on the purchase date. During 2001, 2000 and 1999 participants in this plan purchased 575,841, 384,209, and 310,051 shares, respectively. Shares available for future purchases totaled 1,963,931 at December 31, 2001.

INCENTIVE COMPENSATION PLANS: During 1988, the Company established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 2001, 2000 and 1999 approximated $18.3 million, $11.2 million and $8.3 million, respectively.

DEFERRED SAVINGS AND PROFIT SHARING PLAN: During 1984, the Company established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 15% of their salary to the plan. The Company makes discretionary contributions to the plan based on a percentage of contributions made by the eligible employees and profits of the Company. The Company's contributions vest after the employee has completed 42 months of service and for 2001, 2000 and 1999 amounted to approximately $4.5 million, $5.0 million and $5.1 million, respectively.

DEFINED BENEFIT PLAN: The Company has a defined benefit pension plan that provides pension benefits to employees of the Company's U.K. subsidiary. Such benefits are available to employees who were active on August 4, 1998 and not to employees who joined the Company after that date, and based on the employee's compensation and service. The plan is closed to new employees. The Company's policy is to fund amounts required by applicable government regulations. Total pension expense for 2001, 2000, and 1999 was approximately $1.2 million, $1.4 million and $1.4 million, respectively.

The Company's projected benefit obligation at December 31, 2000 was approximately $15.2 million. During 2001, service cost and interest cost were $1.6 million and $1.0 million, respectively. Also during 2001, employee contributions, actuarial gain, and benefits paid were $.3 million, $1.0 million and $.3 million, respectively. The projected benefit obligation at December 31, 2001 was $16.8 million.

The fair value of the plan assets as of December 31, 2000 was $17.0 million. The actual return for the year ended December 31, 2001 was a reduction in plan assets of $2.6 million. During 2001, employer and employee contributions totaled $1.5 million and benefits paid totaled $.3 million. The fair value of the plan assets at December 31, 2001 was $15.6 million.

The components of the 2001 net periodic pension cost were as follows: service cost was $1.6 million, interest cost was $1.0 million, the expected return on plan assets was $1.4 million, and net amortization and deferrals was $.4 million.

I. RELATED PARTIES, COMMITMENTS AND CONTINGENCIES

The Company's corporate offices are located in Boston, Massachusetts. The building is leased from a partnership in which an officer and certain directors and shareholders of the Company are limited partners. The lease is for a term of twenty years at annual rentals considered to be at prevailing market rates and lasting through 2006. The Company is also required to pay specified percentages of annual increases in real estate taxes and operating expenses. The Company leases additional office space and apartments under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rentals. Rental expense for all of the Company's facilities, except as noted below, amounted to approximately $19.4 million in 2001, $22.4 million in 2000 and $21.8 million in 1999. The Company is committed to minimum annual rental payments under all leases, except for the new facility noted below, of approximately $27 million in 2002, $22.9 million in 2003, $17.3 million in 2004, $11.3 million in 2005, $ 5.1 million in 2006 and an aggregate of $5.6 million for 2007 and thereafter.

In October, 2001, the Company entered into a lease with Gateway Developers LLC ("Gateway LLC") for a term of twelve years, pursuant to which the Company agreed to lease approximately 95,000 square feet of office and development space in a building under construction at One Chelsea Street in Boston, Massachusetts (the "New Facility"). The Company will lease approximately 57% of the New Facility and the remaining 43% will be occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of the Company, and his immediate family members.

On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan (the "Gateway Loan") in connection with the New Facility and an adjacent building to be located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan.

The Company currently expects to occupy the new facility in January 2003. The Company will consolidate several existing facilities it has in the Boston area as part of this move. Based upon its knowledge of rental payments for comparable facilities in the Boston area, the Company believes that the rental payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time the Company entered into the lease, as favorable to the Company as those which could have been obtained from an independent third party.

In view of these related party transactions, the Company has concluded that, during the construction phase of the facility, the estimated construction in progress costs for the project will be capitalized in accordance with EITF No. 97-10, "The Effect of Lessee Involvement in Asset Construction." A credit in the same amount is included in the long-term portion of capital lease and other obligations in the accompanying balance sheet. For purposes of the consolidated statement of cash flows, the Company characterizes this treatment as a non-cash financing activity.

The Company is committed to an Enterprise Application Architecture (EAA) project for the approximate cost of $8.5 million. A majority of the project will be completed in 2002.

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

For financial reporting purposes, income before income taxes includes the following components:

      Earnings before income taxes:

          Domestic                                 $27,721
          Foreign                                    1,501
                                                   -------
Total income before provision for income taxes     $29,222

The provision for income taxes consists of the following:

                                                 Years Ended December 31,
                                           2001             2000            1999
                                           ----             ----            ----
Current:
  Federal                              $  8,993         $ 16,748         $34,230
  State                                     147            1,958           9,283
  Foreign                                   886              570           1,230
                                       --------         --------         -------
     Total Current                       10,026           19,276          44,743

Deferred:
  Federal                                 1,605           (4,283)          3,570
  State                                     412             (898)            626
  Foreign                                  (209)            (263)            800
                                       --------         --------         -------
    Total Deferred                        1,808           (5,444)          4,996
                                       --------         --------         -------
                                       $ 11,834         $ 13,832         $49,739
                                       ========         ========         =======

A reconciliation of the statutory income tax provision with the effective income tax provision is as follows:

                                                    Years Ended December 31,
                                                  2001        2000        1999
                                                  ----        ----        ----

Federal income taxes at 35%                      $10,228     $11,965     $42,985
State income taxes, net of federal tax benefit       363       1,060       6,530
Merger related costs                               1,048          --          --
Other, net                                           195         807         224
                                                 -------     -------     -------
          Total income tax provision             $11,834     $13,832     $49,739
                                                 =======     =======     =======

The components of the net deferred tax assets and liabilities are as follows:

                                                       Years Ended December 31,
                                                          2001          2000
                                                          ----          ----

Current Asset:
   Allowance for doubtful accounts and other reserves   $  2,208      $  5,204
   Accrued expenses                                        9,167         3,300
                                                        --------      --------
      Total current assets                                11,375         8,504

Non-current Asset:
   Amortization of intangible assets                      12,453         9,998
   Depreciation and other                                 11,496         7,135
   Domestic net operating loss carry-forwards              2,298         2,541
                                                        --------      --------
      Total non-current assets                            26,247        19,674

Non-current Liability:
   Intangibles                                           (28,150)       (9,205)
                                                        --------      --------
Net deferred tax assets                                 $  9,472      $ 18,973
                                                        ========      ========

At December 31, 2001, the Company had domestic net operating loss (NOL) carry-forwards of $5.6 million expiring in 2017 and 2018, which is subject to a
Section 382 limitation due to ownership changes.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences and no valuation allowance is necessary.

The current component of deferred tax assets is included in prepaid expenses and deferred taxes on the balance sheet. The non-current asset component is included in the deferred taxes and other assets, net on the balance sheet.

K. BUSINESS ACQUISITIONS

On November 30, 2001, the Company completed the merger of Metro Information Services, Inc. (Metro), a provider of information technology, or IT, consulting and custom software development services and solutions. The merger was completed by exchanging all of the Common Stock of Metro for 7.4 million shares of the Company's Common Stock. Each share of Metro was exchanged for .48 of one share of Keane common stock. In addition, outstanding Metro stock options were converted at the same ratio into options to purchase 571,058 shares of Keane Common Stock.

In accordance with recently issued Statement of Financial Accounting Standards No.141, " Business combinations," and certain provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets," The Company used the purchase method of accounting for a business combination to account for the merger, as well as the new accounting and reporting regulations for goodwill and other intangibles. Under these methods of accounting, the assets and liabilities of Metro, including intangible assets, were recorded at their respective fair values. All intangible assets will be amortized over their estimated useful life with the exception of goodwill. The financial position, results of operations and cash flows of Metro were included in the Company's financial statements effective as of the merger date.

The total cost of the merger was $162.4 million. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. In addition, the restructuring component of the purchase price was in place at the date of acquisition.

The components of the purchase price allocation is as follows:

(in thousands)
-------------------------------------------------------------------------------
Consideration and merger costs:
Value of stock issued                                                 $ 130,796
Fair value of options exchanged                                           4,754
Transaction costs                                                         7,786
Restructuring                                                            10,972
Deferred Tax Liability                                                    8,141
-------------------------------------------------------------------------------
                        Total                                         $ 162,449

-------------------------------------------------------------------------------

Allocation of purchase price:

Net liabilities assumed                                               $ (37,984)
Customer lists                                                           45,200
Non-compete agreements                                                      900
Goodwill                                                                154,333
-------------------------------------------------------------------------------
                          Total                                       $ 162,449

The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of Metro at acquisition date:

(in thousands)
-------------------------------------------------------------------------------
Cash                                                                    $   622
Accounts receivable                                                      40,820
Other current assets                                                      1,004
Property, plant & equipment, net                                          2,790
                                                                        -------
Total assets                                                             45,226

Accounts payable                                                          3,583
Accrued compensation                                                      9,800
Other liabilities                                                         3,889
Note payable                                                             65,938
                                                                        -------
Net assets                                                              $37,984
-------------------------------------------------------------------------------

The unaudited pro forma combined condensed statements of income combine the historical statements of the Company and Metro as if the merger had occurred at January 1, 2000. Unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the merger occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations.

                                    Twelve Months Ended     Twelve Months Ended
                                     December 31, 2001       December 31, 2000

Total revenues                           $ 1,029,871             $ 1,185,547
Net income                                    14,870                  22,778
Net income per share (basic)                   $ .22                   $ .30
Net income per share (diluted)                 $ .21                   $ .30

During 2000 and 1999, the Company completed several acquisitions of businesses complementary to the Company's business strategy. The cost of these acquisitions, which were accounted for using the purchase method of accounting, totaled $35.3 million in 2000 and $67.9 million in 1999. In certain cases, the purchase price included contingent consideration based upon operating performance of the acquired business. During 2001, the Company paid an additional $1.2 million related to these contingencies and has been recorded as additional purchase price.

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

L. BANK DEBT

In July 1995, the Company secured a $10 million demand line of credit from a major Boston bank, which expires in July of 2002. Borrowings will bear interest at the bank's base rate (the prime rate). There were no borrowings under this line during 2001 or 2000.

M. EARNINGS PER SHARE

A summary of the Company's calculation of earnings per share is as follows:

                                                                          Years Ended December 31,
                                                                 2001                2000                1999
                                                                 ----                ----                ----
Net income                                                      $17,387             $20,354             $73,074
Weighted average number of common shares
outstanding used in calculation of basic earnings
per share                                                        68,474              69,646              71,571
Incremental shares from the assumed exercise of
dilutive stock options                                              922                 347                 824
                                                                -------             -------             -------
Weighted average number of common shares
outstanding used in calculation of diluted earnings
per share                                                        69,396              69,993              72,395
                                                                =======             =======             =======
Earnings per share
Basic                                                           $   .25             $   .29             $  1.02
                                                                =======             =======             =======
Diluted                                                         $   .25             $   .29             $  1.01
                                                                =======             =======             =======

For the period ending December 31, 2001, there were 2,348,368 options for common stock, which were excluded because they were anti-dilutive.

N. RESTRUCTURING CHARGES

In the fourth quarter of 2001, 2000 and 1999, the Company recorded restructuring charges of $10.4 million, $8.6 million and $13.7 million, respectively. Of these charges, $4.4 million, $1.7 million and $3.8 million related to a workforce reduction, primarily technical consultants, of approximately 900, 200 and 600 employees for the years 2001, 2000 and 1999, respectively. In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off $.8 million in 2001, $3.4 million in 2000 and $4.8 million in 1999 of assets, which became impaired as a result of these restructuring actions. The charges included $4.0 million in 2001, $ 3.5 million in 2000 and $ 5.1 million in 1999 for branch office closings and certain other expenditures.

During the fourth quarter of 2001, the Company determined that the cost to consolidate and/or close certain non-profitable offices would be higher than the original estimate. The change in estimates resulted in an addition to the Company's restructuring liability of $1.2 million.

A summary of fiscal year 2001 restructuring activity, which is recorded in accrued expenses in the accompanying balance sheet, is as follows:

-----------------------------------------------------------------------------------------------------------------
                                            Workforce                       Branch Office Closures
                                            Reduction  Impaired Assets      and Other Expenditures        Total
-----------------------------------------------------------------------------------------------------------------
Charges for 1999                            $  3,800          $  4,753                    $  5,100       $ 13,653
Charges for 2000                               1,743             3,403                       3,478          8,624
Charges for 2001                               4,417               825                       3,957          9,199
Change in estimates                               --                --                       1,159          1,159
                                            --------          --------                    --------       --------
                                               9,960             8,981                      13,694         32,635

Cash expenditures for 1999                    (1,000)                                                      (1,000)
Cash expenditures for 2000                    (3,138)                                       (2,832)        (5,970)
Cash expenditures for 2001                    (2,620)                                       (2,494)        (5,114)
                                            --------                                      --------       --------
                                              (6,758)                                       (5,326)       (12,084)

Non cash charges for 1999                                       (4,753)                       (819)        (5,572)
Non cash charges for 2000                                       (3,403)                         --         (3,403)
Non cash charges for 2001                                         (825)                         --           (825)
                                                              --------                    --------       --------
                                                                (8,981)                       (819)        (9,800)

Non cash acquisition charges                   7,226                                         3,746         10,972
                                            --------                                      --------       --------

Balance as of December 31, 2001             $ 10,428          $    ---                    $ 11,295       $ 21,723
-----------------------------------------------------------------------------------------------------------------

As of December 31, 2001, the branch office closures consisted of amounts for properties identified in 2001, 2000 and 1999 in the amounts of $8.3 million, $2.0 and $1.0 million, respectively.

O. SUBSEQUENT EVENTS

The Company announced on February 13, 2002, that it has signed a definitive merger agreement to acquire SignalTree Solutions Holding, Inc., a privately-held, US based corporation with two software development facilities in India and additional operations in the United States. The acquisition closed on March 15, 2002. The Company paid approximately $64.5 million in cash for the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Directors and Executive Officers of the Company" in Part I hereof and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2002 (the "2002 Proxy Statement") under the caption "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated herein by reference to the Company's 2002 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is incorporated herein by reference to the Company's 2002 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated herein by reference to the Company's 2002 Proxy Statement under the caption "Certain Related Party Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements
    --------------------

The following consolidated financial statements are included in Part II, Item 8:

                                                                        Page(s)

Reports of Independent Auditors.............................................25

Consolidated Balance Sheets as of December 31, 2001 and 2000................26

Consolidated Statements of Income
For the Years Ended December 31, 2001, 2000 and 1999........................27

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999........................28

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999........................29

Notes to Consolidated Financial Statements...............................30-43

(b) Exhibits
    --------

The Exhibits set forth in the Exhibit Index are filed as part of this Annual Report.

(c) Reports on Form 8-K
    -------------------

The Company filed the following Current Reports on Form 8-K during the three-month period ended December 31, 2001.

            i. Current Report on Form 8-K filed with the SEC on October 24, 2001, reporting its third quarter financial results and announced the schedule of the meeting and closing date for its acquisition of Metro Information Services, Inc.

            ii. Current Report on Form 8-K filed with the SEC on November 30, 2001, reporting the merger of Metro Information Services, Inc. into a subsidiary of the Company under Item 2 - Acquisition or Disposition of Assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KEANE, INC.
                                        (Registrant)

                                        /s / Brian T. Keane
                                        -------------------------------------
                                        By:  Brian T. Keane
                                        President and Chief Executive Officer

Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  John F. Keane                          /s/ John J. Leahy
--------------------------------------      -------------------------------
John F. Keane                               John J. Leahy
Chairman                                    Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            (Principal Accounting Officer)

/s/ Brian T. Keane                          /s/ John F. Keane, Jr.
-------------------------------------       -------------------------------
Brian T. Keane                              John F. Keane, Jr.
President, Chief Executive Officer and      Director
Director

/s/ John F. Rockart                         /s/ Maria A. Cirino
-------------------------------------       -------------------------------
John F. Rockart                             Maria Cirino
Director                                    Director

/s/ Philip J. Harkins                       /s/ Winston R. Hindle, Jr.
-------------------------------------       -------------------------------
Philip J. Harkins                           Winston R. Hindle, Jr.
Director                                    Director

/s/ Stephen D. Steinour                     /s/John H. Fain
-------------------------------------       -------------------------------
Stephen Steinour                            Senior Vice President and Director
Director

Exhibit Index
-------------

2.1 Agreement and Plan of Merger, dated as of August 20, 2001, by and among the Registrant, Veritas Acquisition Corp. and Metro Information Services, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 20, 2001, filed on August 21, 2001.

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

3.4    Amendment to Second Amended and Restated Bylaws of the Registrant.

10.1 Keane, Inc. 401(k) Deferred Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit to the Registration Statement.

*10.2 1992 Stock Option Plan is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

*10.3 1998 Stock Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 333-56119), as filed with and declared effective by the Commission on June 5, 1998.

*10.4 Amendment to 1998 Stock Incentive Plan is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

*10.5 Amended and Restated 1992 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

10.6   Metro Information Services, Inc. Amended and Restated 1997 Stock Option
       Plan.

10.7 Lease dated February 20, 1985, between the Registrant and Jonathan G. Davis, as Trustee of City Square Development Trust (the "Trust"), is incorporated herein by reference to Exhibit 10.6 to the Registration Statement.

10.8 First Amendment of Lease dated March 19, 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.

10.9 Second Amendment of Lease dated November 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.8 to the Registration Statement.

10.10 Amended and Restated Guidance Promissory Note dated August 1, 2001, in the amount of $10,000,000 between the Registrant and Fleet National Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

*10.11 Keane, Inc. 2001 Stock Incentive Plan

21.0   Schedule of Subsidiaries of the Registrant

23.1   Consent of Ernst & Young LLP

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(A) and (C) of this report.