Form 10-Q
period 2002-03-31
KEANE INC
filed 2002-05-14
CIK 54883

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-7516

KEANE, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdictions of incorporation or organization)	04-2437166 (IRS Employer Identification Number)
Ten City Square, Boston, Massachusetts (Address of principal executive offices)	02129 (Zip Code)

(617) 241-9200
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 31, 2002, the number of issued and outstanding shares of Common Stock (excluding 15,535 shares held in treasury) and Class B Common Stock are 75,484,112 and 284,866 shares, respectively.

Keane, Inc. And Subsidiaries

Table Of Contents

Part I—Financial Information
Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2002 and 2001	3
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
Notes to Unaudited Condensed Financial Statements	6
Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Part II—Other Information	16
Signature Page	17

Keane, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	(In thousands except per share amounts) Three months ended March 31,
	2002	2001
Total revenues	$221,259	$208,346
Salaries, wages and other direct costs	157,833	145,149
Selling, general and administrative expenses	52,291	49,327
Amortization of intangible assets	3,308	3,462

Operating income	7,827	10,408
Interest and dividend income	1,024	1,625
Interest expense	67	113
Other (income) expenses, net	(470)	(2,291)

Income before income taxes	9,254	14,211
Provision for income taxes	3,701	5,757

Net income	$5,553	$8,454

Net income per share (basic)	$0.07	$0.12

Net income per share (diluted)	$0.07	$0.12

Weighted average common shares outstanding (basic)	75,727	68,140

Weighted average common and common share equivalents outstanding (diluted)	76,670	68,877

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(In thousands)
	March 31, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
Assets
Current:
Cash and cash equivalents	$38,810	$65,556
Marketable securities	25,174	63,687
Accounts receivable, net:
Trade	172,917	160,172
Other	2,407	3,109
Prepaid expenses and deferred taxes	31,044	20,026

Total current assets	270,352	312,550
Property and equipment, net	44,049	33,701
Goodwill, net	279,895	224,891
Customer lists, net	51,786	53,659
Other intangible assets, net	19,800	26,292
Deferred taxes and other assets, net	28,546	28,810

	$694,428	$679,903

Liabilities
Current:
Accounts payable	12,790	13,723
Accrued expenses and other liabilities	52,101	51,980
Accrued compensation	33,211	34,161
Accrued income taxes	9,180	4,675
Unearned income	6,621	5,178
Current capital lease obligations	940	1,154

Total current liabilities	114,843	110,871
Deferred income taxes	25,073	25,656
Long-term portion of capital lease obligations	1,112	1,203
Accrued construction-in-progress costs	16,000	13,000
Stockholders' Equity
Common stock	7,548	7,522
Class B common stock	28	28
Additional paid-in capital	166,117	162,269
Accumulated other comprehensive income	(2,909)	(2,007)
Retained earnings	366,914	361,361
Less treasury stock	(298)	—

Total stockholders' equity	537,400	529,173

	$694,428	$679,903

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	(In thousands) Three months ended March 31,
	2002	2001
Cash flows from Operating Activities:
Net Income	$5,553	$8,454
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	5,937	6,687
Deferred income taxes	(882)	(983)
Provision for doubtful accounts	(64)	394
Loss on sale of property and equipment	113	24
Loss on write down of equity investments	—	2,000
Gain on sale of business	—	(4,302)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,675)	(2,349)
Increase in prepaid expenses and other assets	(6,823)	(2,381)
(Decrease) increase in accounts payable, accrued expenses and other liabilities, and unearned revenue	(5,344)	7,407
Increase in income taxes payable	3,503	7,254

Net cash (used for) provided by operating activities	(2,682)	22,205

Cash flows from Investing Activities:
Purchase of investments	(9,141)	(4,408)
Sale of investments	47,654	11,075
Purchase of property and equipment	(2,652)	(3,307)
Proceeds from sale of business unit	—	16,087
Proceeds from the sale of property and equipment	14	65
Payments for current year acquisitions	(62,861)	—
Payments for prior year acquisitions	—	(1,032)

Net cash (used for) provided by investing activities	(26,986)	18,480

Cash flows from Financing Activities:
Payments under long-term debt	—	(973)
Principal payments under capital lease obligations	(289)	(679)
Proceeds from issuance of common stock	3,576	3,217
Repurchase of common stock	—	(4,045)

Net cash provided by (used for) financing activities	3,287	(2,480)

Effect of exchange rate changes on cash	(365)	897
Net (decrease) increase in cash and cash equivalents	(26,746)	39,102
Cash and cash equivalents at beginning of period	65,556	53,783

Cash and cash equivalents at end of period	$38,810	$92,885

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands except per share amounts)

Note 1.    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.    Computation of Earnings Per Share for quarters ended March 31, 2002 and 2001

	Three months ended March 31,
	2002	2001
Net income	$5,553	$8,454
Weighted average number of common shares outstanding used in calculation of basic earnings per share	75,727	68,140
Incremental shares from the assumed exercise of dilutive stock options	943	737
Weighted average number of common shares outstanding used in calculation of diluted earnings per share	76,670	68,877
Earnings per share
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Note 3.    The Company offers an integrated mix of end-to-end business solutions, such as Business Consulting (Plan), Application Development and Integration Services (Build), and Application Development and Management Outsourcing (Manage). The Company's Healthcare Solutions Division represented 6% of the Company's revenue during the first quarter of 2002. This revenue is contained within the Company's Build service offerings.

Note 4.    Total comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders equity) for the first quarter of fiscal 2002 and fiscal 2001 was $6.5 million and $9.7 million, respectively.

Note 5.    In the fourth quarter of 2001, 2000 and 1999, the Company recorded restructuring charges of $10.4 million, $8.6 million and $13.7 million, respectively. Of these charges, $4.4 million, $1.7 million and $3.8 million related to a workforce reduction, primarily technical consultants, of approximately 900, 200 and 600 employees for the years 2001, 2000 and 1999, respectively. In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off $.8 million in 2001, $3.4 million in 2000 and $4.8 million in 1999 of assets, which became impaired as a result of these restructuring actions. The charges included $4.0 million in 2001, $3.5 million in 2000 and $5.1 million in 1999 for branch office closings and certain other expenditures.

        A summary of recent and first quarter restructuring activity, which is recorded in accrued expenses in the accompanying balance sheet, is as follows:

	Workforce Reduction	Impaired Assets	Branch Office Closures and Other Expenditures	Total
Charges for 1999	$3,800	$4,753	$5,100	$13,653
Charges for 2000	1,743	3,403	3,478	8,624
Charges for 2001	4,417	825	3,957	9,199
Change in estimates	—	—	1,159	1,159

	9,960	8,981	13,694	32,635
Cash expenditures for 1999	(1,000)			(1,000)
Cash expenditures for 2000	(3,138)		(2,832)	(5,970)
Cash expenditures for 2001	(2,620)		(2,494)	(5,114)

	(6,758)		(5,326)	(12,084)
Non cash charges for 1999		(4,753)	(819)	(5,572)
Non cash charges for 2000		(3,403)	—	(3,403)
Non cash charges for 2001		(825)	—	(825)

		(8,891)	(819)	(9,800)
Non cash acquisition charges	7,226	—	3,746	10,972

Balance as of December 31, 2001	$10,428	—	$11,295	$21,723
Cash expenditures for 1999	—		(156)	(156)
Cash expenditures for 2000	—		(307)	(307)
Cash expenditures for 2001	(4,993)		(839)	(5,832)

Balance as of March 31, 2002	$5,435		$9,993	$15,428

Note 6.    In October, 2001, the Company entered into a lease with Gateway Developers LLC ("Gateway LLC") for a term of twelve years, pursuant to which the Company agreed to lease approximately 95,000 square feet of office and development space in a building under construction at One Chelsea Street in Boston, Massachusetts (the "New Facility"). The Company will lease approximately 57% of the New Facility and the remaining 43% will be occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of the Company, and his immediate family members.

        On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan (the "Gateway Loan") in connection with development of the New Facility and an adjacent building to be located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan.

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

        In view of these related party transactions, the Company has concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility will be capitalized in accordance with EITF No. 97-10, "The Effect of Lessee Involvement in Asset Construction." A credit in the same amount is included in the caption "Accrued construction-in-progress costs" in the accompanying balance sheet. For purposes of the consolidated statement of cash flows, the Company characterizes this treatment as a non-cash financing activity.

Note 7.    On March 15, 2002, the Company purchased SignalTree Solutions Holdings for $64.5 million in cash. In connection with this purchase, the Company received an estimated balance sheet reflecting SignalTree's financial position as of the purchase date. For the reporting period ending March 31, 2002, the Company has recorded in goodwill, the total excess amount of the purchase price over the net asset value, reflected in the estimated balance sheet. The Company will reclassify, through purchase price accounting, identifiable intangible assets and goodwill upon the receipt of the finalized balance sheet during the second quarter of 2002.

Note 8.    Effective January 1, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired on or after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

        The Company is required to report in the period of adoption, a disclosure reflecting net income and earnings per share for the prior year, adjusted to exclude amortization expense related to goodwill and other intangible assets effected by FAS142.

        The following table discloses the reconciliation of reported net income to the adjusted net income.

Goodwill & Other Intangible Assets — Adoption of Statement 142
(In thousands except share amounts)

	For the quarter ended March 31,
	2002	2001
Reported net income	$5,553	$8,454
Add back: Goodwill amortization		789
Add back: Closing costs		11
Add back: Employee value		294

Adjusted net income	$5,553	$9,548

Basic earnings per share:
Reported net income	$.07	$.12
Goodwill amortization		.01
Closing costs		.00
Employee value		.01

Adjusted net income	$.07	$.14

Diluted earnings per share:
Reported net income	$.07	$.12
Goodwill amortization		.01
Closing costs		.00
Employee value		.01

Adjusted net income	$.07	$.14

Acquired Intangible Assets
(In thousands)

	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contracts	$29,250	$(16,985)
Non-competes	4,824	(2,720)
Customer lists	56,133	(4,347)
Technology	7,775	(2,344)

Total	$97,982	$(26,396)

Aggregate Amortization Expense
For the quarter ended March 31, 2002		$3,308
Estimated Amortization Expense
For the year ended December 31, 2002		18,597
For the year ended December 31, 2003		16,723
For the year ended December 31, 2004		16,436
For the year ended December 31, 2005		16,188
For the year ended December 31, 2006		16,181

Goodwill

The changes in the carrying amounts of goodwill for the quarter ended March 31, 2002 are as follows:

Balance as of January 1, 2002	$224,891
Goodwill acquired during the year	49,914
Unamortizable intangible assets reclassified as goodwill	5,090

Balance as of March 31, 2002	$279,895

        Upon adoption, the Company is required to perform a transitional impairment test on all indefinite lived intangible assets. To the extent that an impairment charge is required, it will be treated as a cumulative effect of a change in accounting principle. The Company is in the process of determining the impact of SFAS 142 and expects to complete its analysis, including the transitional impairment test, during the second quarter of the fiscal year 2002.

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " and provides a single accounting model for long-lived assets to be disposed of. The Company has determined that the impact of SFAS 144 did not have a material effect on its results of operations for the first quarter.

Keane, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results." The Company assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS:

        The Company's total revenue for the first quarter of 2002 was $221.3 million, a 9% increase from revenue of $203.1 million in the first quarter of 2001, excluding $5.2 million in revenue generated in the first quarter of 2001 from the Company's help desk business, which the Company sold to Convergys Corporation in February 2001. First quarter 2002 total revenue increased 6% from $208.3 million in the first quarter of 2001, including revenue from this divested business. This increase in total revenue was primarily the result of the acquisition of Metro Information Services, which closed on November 30, 2001, and accounted for approximately $44.0 million in revenue, and the acquisition of SignalTree Solutions Holding, Inc., which closed on March 15, 2002, and accounted for approximately $2.0 million in revenue during the first quarter of 2002.

        For the first quarter of 2002, revenue from the Company's Plan services was $18.5 million, down from $20.7 million during the first quarter of 2001. Plan revenue is comprised primarily of business innovation consulting delivered via Keane Consulting Group (KCG), the Company's business consulting arm, and IT consulting services, which are sold and implemented out of Keane's network of branch offices. Plan revenue during the first quarter was negatively impacted by the deferral of consulting projects due to macroeconomic conditions.

        For the first quarter of 2002, revenue from the Company's Build Services was $55.9 million, down from $76.2 million during the first quarter of 2001. Keane's Build revenue, which consists primarily of application development and integration business, was also adversely affected during the first quarter by the challenging economic environment and the related deferral of new software development projects in both North America and the United Kingdom. However, revenue from the less cyclical public sector and healthcare related vertical markets, which are also included in Build Services revenue, lends stabilization to this sector.

        Revenue from the Company's Manage services, which consist primarily of Keane's Application Development and Management (ADM) Outsourcing service, as well as Staff Augmentation services and other Maintenance and Migration services, grew to $146.9 million during the first quarter of 2002, an increase of 38% from $106.3 million during the first quarter of 2001, excluding revenue from divested businesses. Manage revenue was $111.4 million during the first quarter of 2001 including the divested businesses. Revenue from Keane's ADM Outsourcing service was $96.6 million during the first quarter of 2002, compared to $100.0 million during the first quarter of 2001.

        Based on the increase in ADM Outsourcing bookings and growth of the sales pipeline during 2001 and the first quarter of 2002, the Company anticipates that its ADM Outsourcing business will increase in 2002. One significant example of such business is Keane's new, ten-year $500 million ADM Outsourcing contract with PacifiCare Health Systems signed in January of 2002. In addition, the Company did observe a stabilization of its more cyclically sensitive Plan and Build revenue on a sequential basis during the first quarter of 2002. However, the Company has observed no indication of a significant increase in IT spending during the first quarter of 2002. As a result, Keane anticipates continued softness in its Application Development and Integration business, which represents a majority of its Build sector, and within its Plan sector, until economic conditions improve and customers begin funding capital projects once again.

        In response to the challenging business climate, the Company expanded its customer base and critical mass with its acquisition of Metro Information Services. In addition, the Company has identified a minimum of $15 million in redundant SG&A expenses that can be eliminated and expects to realize at least $11 million of these savings during 2002. During the first quarter of 2002, Keane completed the integration of Metro's corporate functions with those of Keane, and the Company is presently implementing its plans to consolidate and relocate overlapping branch offices. The Company is scheduled to largely complete its consolidation efforts by the end of the second quarter of 2002.

        On March 15, 2002, Keane acquired SignalTree Solutions Holding, Inc., a privately held, U.S.-based corporation with two software development facilities in India and additional operations in the United States, by the merger of a wholly-owned subsidiary of Keane into SignalTree. Under the terms of the merger agreement, Keane paid $64.5 million in cash for SignalTree, which purchase price is subject to adjustment. During the first quarter of 2002, the Company announced its plan to integrate the corporate functions of SignalTree Solutions with those of Keane during the third quarter of 2002, and to manage SignalTree's customers through its North American Branch Operations. The Company is rebranding SignalTree Solutions as Keane India Ltd.

        Salaries, wages and other direct costs for the first quarter of 2002 were $157.8 million, or 71.3% of total revenue, compared to $145.1 million, or 69.7% of total revenue, for the first quarter of 2001. As a result, Keane's gross margins for the first quarter of 2002 were 28.7%, as compared to 30.3% during the first quarter of 2001 prior to all one-time charges, or 30.8% during the first quarter of 2001 including all one-time charges. The decrease in gross margins reflects continuing softness in the market for IT services and the addition of lower margin, staff augmentation business as a result of the acquisition of Metro.

        Selling, General & Administrative ("SG&A") expenses for the first quarter of 2002 were $53.3 million, or 23.6% of total revenue, as compared to $49.3 million, or 23.7% of total revenue for the first quarter of 2001. SG&A expenses for the first quarter of 2002 include one full quarter of expense associated with Metro and two weeks of expenses associated with SignalTree. The Company expects further improvements in its SG&A as a percentage of revenue as it fully realizes the anticipated cost synergies in the second half of 2002 from its acquisition of Metro Information Services.

        Amortization of intangible assets for the first quarter of 2002 was $3.3 million, or 1.5% of total revenue, compared to $3.5 million, or 1.7% of total revenue, in the first quarter of 2001. The decrease in amortization for the first quarter of 2002 was attributable to the adoption of FASB 142 and the elimination of the amortization of goodwill, offset in part by additional intangible assets as a result of the Company's acquisition of Metro Information Services.

        Interest and dividend income totaled $1.0 million for the first quarter of 2002, compared to $1.6 million for the first quarter of 2001. The decrease in interest and dividend income was attributable to having less cash earning interest and dividend income as a result of using cash for acquisitions and the repurchase of Keane stock, and as a result of interest rate declines. Other income was $470,000 for the first quarter of 2002, as compared to other income of $2.3 million in the first quarter of 2001. Other income during the first quarter of 2002 was related to the liquidation of investments required to complete the acquisition of SignalTree Solutions. Other income during the first quarter of 2001 was related to a gain of $4.0 million from the sale of Keane's Help Desk business partially offset by the Company's decision to write-off certain equity investments totaling $2.0 million, as well as gains from the sale of investments.

        The Company's effective tax rate was 40.0% in the first quarter of 2002, down from 40.5% in the first quarter of 2001. This decrease is a direct result of the adoption of FASB 142, and the Company anticipates a similar rate for the remainder of 2002.

Liquidity and Capital Resources

        The Company's cash and investments at the end of the first quarter decreased to $64.0 million from the year end balance of $129.2 million. This decrease was primarily attributable to the Company's purchase of SignalTree Solutions, Inc. during the first quarter for approximately $64.5 million.

        On September 19, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,542,800 shares of its common stock over the next 12 months. Since May of 1999, the Company has invested $108.9 million to repurchase 5,457,200 shares of its common stock under three separate authorizations. The timing and amount of additional share repurchases will be determined by the Company's management based on its evaluation of market and economic conditions and other factors. No shares of common stock were repurchased during the first quarter of 2002.

        The Company has available a $10 million unsecured demand line of credit with a major Boston bank for operations and acquisition opportunities.

        Based on the Company's current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current capital requirements for at least the next twelve months.

Impact of Inflation and Changing Prices

        Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to the clients through increased billing rates. Rates charged by the Company are based on the cost of labor and market conditions within the industry. The Company was able to increase its billing rates over its increases in direct labor costs in the first quarter of 2002. This is due primarily to increases in the Company's high value core services, business innovation consulting, software development, integration, and e-Solutions, and Application development and management outsourcing, which are billed at higher rates.

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

        Keane's quarterly operating results have varied, and are likely to continue to vary significantly. This may result in volatility in the market price of Keane's shares. Keane has experienced and expects to continue to experience fluctuations in its quarterly results. Keane's gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane's revenue in a particular quarter, including:

  •
  general economic conditions which may influence investment decisions or cause downsizing;

  •
  the number and requirements of client engagements;

  •
  employee utilization rates;

  •
  changes in the rates Keane can charge clients for services;

  •
  acquisitions; and

  •
  other factors, many of which are beyond Keane's control.

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

        Keane has pursued, and intends to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect Keane's financial performance. In the past five years, Keane has grown significantly through acquisitions. From January 1, 1999 through March 31, 2002, Keane has completed ten acquisitions. The aggregate cost of these acquisitions totaled approximately $331.3 million. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering acquisition opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. In addition, even if Keane reaches a definitive agreement, there is no assurance that Keane will complete any future acquisition.

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

        The complex process of integrating Metro and SignalTree Solutions with Keane may disrupt the business activities of the Company and affect employee morale, thus affecting the Company's ability to pursue its business plan and retain key employees. Integrating the operations and personnel of Metro Information Services, Inc., which Keane acquired in November 2001, and SignalTree Solutions, which the Company acquired in March 2002, with Keane is a complex process. The integration of each of Metro and SignalTree Solutions may not be completed in the expected time period or may not achieve the anticipated benefits of the merger. The successful integration of Metro and SignalTree Solutions with Keane requires, among other things, integration of finance, human resources and sales organizations. The diversion of the attention of Keane's management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of the combined company's business. Further, the process of combining Metro and SignalTree Solutions with Keane could negatively affect employee morale and the ability of the combined company to retain some of its key employees after the merger. The inability to successfully integrate the operations and personnel of Metro and SignalTree Solutions with Keane could have a material adverse effect on Keane's business, financial condition and results of operations.

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

        Keane faces significant competition for its services, and its failure to remain competitive could limit its ability to maintain existing clients or attract new clients. The market for Keane's services is highly competitive. The technology for custom software services can change rapidly. The market is fragmented, and no company holds a dominant position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are larger and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does Keane. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development and integration needs.

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

        If Keane fails to manage its geographically dispersed organization, it may fail to meet or exceed its financial objectives and its revenues may decline. Keane performs development activities in the United States, Canada and India, and has offices throughout the United States, the United Kingdom, Canada and India. This geographic dispersion requires substantial management resources that locally-based competitors do not need to devote to their operations.

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

Keane, Inc. and Subsidiaries

Part II — Other Information

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

    (a)
    Exhibits—

    10.1
    Office Lease, dated as of October 25, 2001, by and between Gateway Developers LLC and the Company.

    (b)
    Reports on Form 8-K—The Company filed a current report on Form 8-K/A with the SEC on February 15, 2002, reporting Pro Forma Financial Information under Item 7 in connection with the Company's acquisition of Metro Information Services, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC.
Date: May 14, 2002	By:	/s/ BRIAN T. KEANE Brian T. Keane President and Chief Executive Officer
Date: May 14, 2002	By:	/s/ JOHN J. LEAHY John J. Leahy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Keane, Inc. And Subsidiaries
Table Of Contents
Keane, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
Keane, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Keane, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
Keane, Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements (in thousands except per share amounts)
Keane, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Keane, Inc. and Subsidiaries
Part II — Other Information
SIGNATURES