Form 10-Q
period 2002-06-30
KEANE INC
filed 2002-08-12
CIK 54883

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-7516

KEANE, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2437166
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Number)
Ten City Square, Boston, Massachusetts	02129
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(617) 241-9200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of June 30, 2002, the number of issued and outstanding shares of Common Stock (excluding 190,535 shares held in treasury) and Class B Common Stock are 75,310,908 and 284,854 shares, respectively.

Keane, Inc. and Subsidiaries

TABLE OF CONTENTS

Part I—Financial Information
Unaudited Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2002 and 2001	3
Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	4
Unaudited Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2002 and 2001	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Part II—Other Information	20
Signature Page	21

Keane, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands except per share amounts)
Total revenues	$226,062	$196,995	$447,321	$405,341
Salaries, wages and other direct costs	161,905	137,787	319,738	282,936
Selling, general and administrative expenses	51,022	46,222	103,313	95,549
Amortization of goodwill and other intangible assets	4,248	3,476	7,556	6,938

Operating income	8,887	9,510	16,714	19,918
Interest and dividend income	510	1,718	1,534	3,343
Interest expense	72	81	139	194
Other (income) expenses, net	125	(109)	(345)	(2,400)

Income before income taxes	9,200	11,256	18,454	25,467
Provision for income taxes	3,679	4,558	7,380	10,315

Net income	$5,521	$6,698	$11,074	$15,152

Net income per share (basic)	$.07	$.10	$.15	$.22

Net income per share (diluted)	$.07	$.10	$.15	$.22

Weighted average common shares outstanding (basic)	75,733	67,817	75,724	67,947
Weighted average common shares and common share equivalents outstanding (diluted)	76,308	68,815	76,399	68,825

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
	(In thousands)
Assets
Current:
Cash and cash equivalents	$55,095	$65,556
Marketable securities	14,262	63,687
Accounts receivable, net:
Trade	155,393	160,172
Other	1,906	3,109
Prepaid expenses and deferred taxes	25,276	20,026

Total current assets	251,932	312,550
Property and equipment, net	53,106	33,701
Goodwill, net	271,304	224,891
Customer lists, net	68,000	53,659
Other intangible assets, net	20,871	26,292
Deferred taxes and other assets, net	33,405	28,810

	$698,618	$679,903

Liabilities
Current:
Accounts payable	9,931	13,723
Accrued expenses and other liabilities	43,843	51,980
Accrued compensation	27,228	34,161
Accrued income taxes	5,079	4,675
Unearned income	6,179	5,178
Current capital lease obligations	875	1,154

Total current liabilities	93,135	110,871
Deferred income taxes	37,415	25,656
Long-term portion of capital lease obligations	945	1,203
Accrued construction — in-progress costs	25,000	13,000
Stockholders' Equity
Common stock	7,550	7,522
Class B common stock	28	28
Additional paid-in capital	166,242	162,269
Accumulated other comprehensive income	(1,577)	(2,007)
Retained earnings	372,433	361,361
Less treasury stock	(2,553)	—

Total stockholders' equity	542,123	529,173

	$698,618	$679,903

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months ended June 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$11,074	$15,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,071	13,243
Deferred income taxes	(1,004)	(1,051)
Provision for doubtful accounts	(1,049)	3,706
Loss on sale of property and equipment	9	97
Loss on write down of equity investments	—	2,000
Gain on sale of business unit	—	(4,302)
Changes in operating assets and liabilities:
Decrease in accounts receivable	14,335	16,927
Increase in prepaid expenses and other assets	(8,027)	(3,018)
Decrease in accounts payable and other liabilities	(24,692)	(734)
Increase in income taxes payable	4,724	624

Net cash provided by operating activities	8,441	42,644
Cash flows from investing activities:
Purchase of investments	(8,416)	(50,997)
Sale of investments	57,841	32,263
Purchase of property and equipment	(5,153)	(5,645)
Proceeds from sale of business unit	—	16,087
Proceeds from the sale of property and equipment	199	172
Payments for current and prior year acquisitions, net of cash acquired	(65,459)	(1,032)

Net cash used for investing activities	(20,988)	(9,152)
Cash flows from financing activities:
Payments under long term-debt	—	(5,006)
Principal payments under capital lease obligations	(495)	(1,242)
Proceeds from issuance of common stock	3,701	3,529
Repurchase of common stock	(2,255)	(4,045)

Net cash provided by (used for) financing activities	951	(6,764)
Effect of exchange rate changes on cash	1,135	1,316
Net (decrease) increase in cash and cash equivalents	(10,461)	28,044
Cash and cash equivalents, beginning of period	65,556	53,783

Cash and cash equivalents at end of period	$55,095	$81,827

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except per share amounts)

Note 1.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company's financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note 2.

        Computation of earnings per share for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$5,521	$6,698	$11,074	$15,152
Weighted average number of common shares outstanding used in calculation of basic earnings per share	75,733	67,817	75,724	67,947
Incremental shares from the assumed exercise of dilutive stock options	575	998	675	878
Weighted average number of common shares outstanding used in calculation of diluted earnings per share	76,308	68,815	76,399	68,825
Earnings per share
Basic	$.07	$.10	$.15	$.22

Diluted	$.07	$.10	$.15	$.22

Note 3.

        The Company offers an integrated mix of end-to-end business solutions, such as Business Consulting (Plan), Application Development and Integration Services (Build), and Application Development and Management Outsourcing (Manage). The Company's Healthcare Solutions Division represented 6% of the Company's revenue during the first six months of 2002. This revenue is included in the Company's Build service revenues.

Note 4.

        Total comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments and currency translation adjustments to stockholders equity) was $7.2 million for the second quarter of 2002 and $13.7 million for the year to date, and was $7.5 million for the second quarter of 2001 and $17.2 million for the prior year to date.

Note 5.

        In the fourth quarter of 2001, 2000 and 1999, the Company recorded restructuring charges of $10.4 million, $8.6 million and $13.7 million, respectively. Of these charges, $4.4 million, $1.7 million and $3.8 million related to workforce reductions, primarily technical consultants, of approximately 900, 200 and 600 employees for the years 2001, 2000 and 1999, respectively. In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off $800,000 in 2001, $3.4 million in 2000 and $4.8 million in 1999 of assets, which became impaired as a result of these restructuring actions. The restructuring charges also included $5.1 million in 2001, $3.5 million in 2000 and $5.1 million in 1999 for branch office closings and certain other expenditures.

        A summary of recent and second quarter restructuring activity, which is recorded in accrued expenses in the accompanying balance sheet, is as follows:

	Workforce Reduction	Impaired Assets	Branch Office Closures and Other Expenditures	Total
Charges during 1999	$3,800	$4,753	$5,100	$13,653
Charges during 2000	1,743	3,403	3,478	8,624
Charges during 2001	4,417	825	3,957	9,199
Change in estimates	—	—	1,159	1,159

	9,960	8,981	13,694	32,635
Cash expenditures during 1999	(1,000)			(1,000)
Cash expenditures during 2000	(3,138)		(2,832)	(5,970)
Cash expenditures during 2001	(2,620)		(2,494)	(5,114)

	(6,758)		(5,326)	(12,084)
Non cash charges during 1999		(4,753)	(819)	(5,572)
Non cash charges during 2000		(3,403)	—	(3,403)
Non cash charges during 2001		(825)	—	(825)

		(8,981)	(819)	(9,800)
Non cash acquisition charges	7,226	—	3,746	10,972

Balance as of December 31, 2001	$10,428	—	$11,295	$21,723
Cash expenditures for 1999	—		(156)	(156)
Cash expenditures for 2000	—		(307)	(307)
Cash expenditures for 2001	(4,993)		(839)	(5,832)

Balance as of March 31, 2002	$5,435		$9,993	$15,428
Cash expenditures for 1999			(141)	(141)
Cash expenditures for 2000			(287)	(287)
Cash expenditures for 2001	(4,649)		(1,356)	(6,005)
Balance as of June 30, 2002	$786		$8,209	$8,995

Note 6.

        In October, 2001, the Company entered into a lease with Gateway Developers LLC ("Gateway LLC") for a term of twelve years. Under this lease, the Company has agreed to lease approximately 95,000 square feet of office and development space in a building under construction at One Chelsea Street in Boston, Massachusetts (the "New Facility"). The Company will lease approximately 57% of the New Facility and the remaining 43% will be occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of the Company, and his immediate family members, including Brian Keane, President, Chief Executive Officer and a director of the Company.

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

Note 7.

        Effective January 1, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired on or after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, companies are required to adopt Statement 142 in their first fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

        The Company is required to report, in the period of adoption, a disclosure reflecting net income and earnings per share for the prior year, adjusted to exclude amortization expense related to goodwill and other intangible assets effected by FAS142.

        The following table discloses the reconciliation of reported net income to the adjusted net income.

Goodwill & Other Intangible Assets — Adoption of Statement 142
(In thousands except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Reported net income	$5,521	$6,698	$11,074	$15,152
Goodwill amortization	—	799	—	1,581
Closing costs amortization	—	10	—	21
Employee value amortization	—	291	—	583

Adjusted net income	$5,521	$7,798	$11,074	$17,337

Basic earnings per share:
Reported net income	$.07	$.10	$.15	$.22
Goodwill amortization	—	.01	—	.02
Closing costs amortization	—	.00	—	.00
Employee value amortization	—	.00	—	.01

Adjusted net income	$.07	$.11	$.15	$.25

Diluted earnings per share:
Reported net income	$.07	$.10	$.15	$.22
Goodwill amortization	—	.01		.02
Closing costs amortization	—	.00		.00
Employee value amortization	—	.00		.01

Adjusted net income	.07	.11	$.15	$.25

Acquired Intangible Assets
(In thousands)

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contracts	$29,250	$(17,709)
Non-competes	7,524	(3,347)
Customer lists	74,932	(6,932)
Technology	7,775	(2,622)

Total	$119,481	$(30,610)

Aggregate Amortization Expense
For the six month period ended June		$7,557
Estimated Amortization Expense
For the year ended December 31, 2002		$15,919
For the year ended December 31, 2003		14,831
For the year ended December 31, 2004		14,470
For the year ended December 31, 2005		13,518
For the year ended December 31, 2006		13,286

Goodwill

        The changes in the carrying amounts of goodwill for the quarter ended June 30, 2002 are as follows:

Balance as of January 1, 2002	$224,891
Goodwill acquired during the year	41,323
Unamortizable intangible assets reclassified as goodwill	5,090

Balance as of June 30, 2002	$271,304

        Upon adoption of FAS 142, the Company is required to perform a transitional impairment test on all indefinite lived intangible assets. To the extent that an impairment charge is required, it will be treated as a cumulative effect of a change in accounting principle. The Company completed its analysis of the impact of SFAS No. 142, including the transitional impairment test, during the second quarter of the fiscal year 2002 and determined that the change in accounting principle did not yield an impairment charge.

        Effective January 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of" and provides a single accounting model for long-lived assets to be disposed of. The Company has determined that the impact of SFAS 144 did not have a material effect on its results of operations for the second quarter.

Note 8

        On March 15, 2002, Keane acquired SignalTree Solutions Holding, Inc., a privately-held, U.S.-based corporation with two software development facilities in India and additional operations in the United States. Under the terms of the merger agreement, Keane paid $68.1 million in cash for SignalTree.

        In accordance with recently issued Statement of Financial Accounting Standards No.141, "Business combinations," and certain provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets," The Company used the purchase method of accounting for a business combination to account for the acquisition, as well as the new accounting and reporting regulations for goodwill and other intangibles. Under these methods of accounting, the assets and liabilities of SignalTree, including intangible assets, were recorded at their respective fair values. All intangible assets will be amortized over their estimated useful life with the exception of goodwill. The financial position, results of operations and cash flows of SignalTree were included in the Company's financial statements effective as of the purchase date.

        The total cost of the merger was $77.8 million. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques.

        The components of the purchase price allocation is as follows:

(in thousands)
Consideration paid	$66,927
Transaction costs	1,161
Deferred Tax Liability, net	9,751

Total	$77,839

Allocation of purchase price:
Net Asset Value Acquired	$16,135
Customer lists	18,800
Non-compete agreements	2,700
Goodwill	40,204

Total	$77,839

        The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of SignalTree at the acquisition date:

(in thousands)
Cash	$2,650
Accounts receivable	7,304
Other current assets	3,562
Property, plant & equipment, net	8,013

Total assets	21,529
Accounts payable	569
Accrued compensation	1,569
Other liabilities	3,256

Net assets	$16,135

        The unaudited pro forma combined condensed statements of income below combine the historical statements of the Company and SignalTree as if the purchase had occurred at January 1, 2001. Unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2002	2001	2002	2001
Total revenues	$226,062	$211,123	$457,550	$433,593
Net income	5,521	8,179	11,803	15,755
Net income per share (basic)	.07	.12	.16	.23
Net income per share (diluted)	.07	.12	.15	.23

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

RESULTS OF OPERATIONS:

        The Company's total revenue for the second quarter of 2002 was $226.1 million, a 15% increase from revenue of $197.0 million in the second quarter of 2001. This increase in total revenue was primarily the result of the acquisition of Metro Information Services, which closed on November 30, 2001, and the acquisition of SignalTree Solutions Holding, Inc., which closed on March 15, 2002.

        For the second quarter of 2002, revenue from the Company's Plan services was $15.3 million, down from $19.2 million during the second quarter of 2001. Plan revenue is comprised primarily of business innovation consulting services delivered by Keane Consulting Group (KCG), the Company's business consulting arm, and IT consulting services, which are sold and implemented out of Keane's network of branch offices. This decrease in Plan revenue was primarily the result of the deferral of consulting projects due to macroeconomic conditions.

        For the second quarter of 2002, revenue from the Company's Build Services was $55.7 million, down from $70.6 million during the second quarter of 2001. Keane's Build revenue, which consists primarily of application development and integration business, was also adversely affected during the second quarter by the challenging economic environment and the related deferral of new software development projects in both North America and the United Kingdom. However, revenue from the less cyclical public sector and healthcare related vertical markets, which are also included in Build Services revenue, lends stabilization to this sector.

        Revenue from the Company's Manage services, which consist primarily of Keane's Application Development and Management (ADM) Outsourcing service, as well as Staff Augmentation services and other Maintenance and Migration services, grew to $155.1 million during the second quarter of 2002, an increase of 45% from $107.2 million during the second quarter of 2001. This increase was the result of increasing revenue from Keane's ADM Outsourcing service, which was $106.1 million during the second quarter of 2002, up 4% from $102.1 million during the second quarter of 2001 and the acquisitions of Metro Information Services and SignalTree Solutions Holding, Inc.

        Total revenue for the six months ended June 30, 2002 was $447.3 million, up 12% from $400.1 million for the first half of 2001, excluding revenue associated with the Company's Help Desk operations, which was divested during the first quarter of 2001. Total revenue for the six months ended June 30, 2002 was up 10% from $405.3 million for the first half of 2001, including revenue associated with the Company's divested Help Desk operations. Revenue from Keane's ADM Outsourcing service was $202.6 million during the first half of 2002, and represented 45% of total revenue, as compared to $202.1 million, or 50% of revenue during the first six months of 2001.

        Plan, Build, and Manage revenues for the first half of 2002 were $33.8 million, $111.6 million, and $302.0 million, respectively, as compared to $39.9 million, $146.8 million, and $218.6 million, respectively, during the first half of 2001. Excluding Help Desk operations, Manage revenue, was $213.4 million for the first six months of 2001.

        The Company has observed no indications of a significant increase in discretionary IT spending during the Second Quarter. As a result, Keane anticipates continuing softness in its Application Development and Integration business, which represents a majority of its Build sector, and in its Plan sector, until economic conditions improve and customers once again begin funding capital projects. However, the Company continues to see strong opportunities in its Application Development and Management Outsourcing business, which represents a majority of its Manage sector, and anticipates that outsourcing revenues will continue to act as a mitigating influence on future declines in Keane's revenues.

        With organic growth difficult in the current business environment, Keane's strategy is to market a mix of services to help customers optimize return on investment from business applications and IT assets. At the same time, the Company is also seeking to tightly control its discretionary expenses, carefully manage its employee utilization and evaluate acquisition opportunities that can provide incremental revenue and customers, while helping to leverage SG&A expense. For example, as part of its acquisition of Metro Information Services, the Company identified approximately $15 million in redundant annualized SG&A expenses that can be eliminated and expects to realize at least $11 million of these savings during the second half of 2002. During the first quarter of 2002, Keane completed the integration of Metro's corporate functions with those of Keane, and during the second quarter of 2002, the Company completed the consolidation and relocation of overlapping branch offices. During the second quarter of 2002, the Company also integrated U.S.-based operations acquired from SignalTree Solutions with those of Keane, and it anticipates integrating the corporate functions of SignalTree with Keane's during the third quarter of 2002. The Company plans to increase utilization of its two software development facilities in India, now rebranded as Keane India Ltd, in support of its outsourcing and software development customers.

        Salaries, wages and other direct costs for the second quarter of 2002 were $161.9 million, or 71.6% of total revenue, compared to $137.8 million, or 69.9% of total revenue, for the second quarter of 2001. As a result, Keane's gross margins for the second quarter of 2002 were 28.4%, as compared to 30.1% during the second quarter of 2001. The decrease in gross margins reflects continuing softness in the market for IT services and lower margins associated with Keane's ten year, $500 million dollar application outsourcing deal with PacifiCare, signed during the first quarter of 2002. For the first six months ended June 30, 2002, salaries, wages and other direct costs were $319.7 million, or 71.5% of total revenue, compared to $282.9 million, or 69.8% of total revenue, for the first half of 2001. As a result, Keane's gross margins for the first six months of 2002 were 28.5%, down from 30.2% during the first six months of 2001.

        Selling, General & Administrative ("SG&A") expenses for the second quarter of 2002 were $51.0 million, or 22.6% of total revenue, as compared to $46.2 million, or 23.5% of total revenue, for the second quarter of 2001. For the first six months of 2002 SG&A expense was $103.3 million, or 23.1% of total revenue, versus $95.5 million, or 23.6% of total revenue for the first six months of 2001. The improvement in SG&A as a percentage of revenue is the result of cost synergies obtained from the acquisition of Metro Information Services. The Company expects further improvements in its SG&A as a percentage of revenue as it fully realizes the anticipated cost savings from this acquisition.

        Amortization of intangible assets for the second quarter of 2002 was $4.2 million, or 1.9% of total revenue, compared to $3.5 million, or 1.8% of total revenue, in the second quarter of 2001. For the first six months of 2002, amortization of intangible assets was $7.6 million, or 1.7% of total revenue, compared to $6.9 million, or 1.7% of total revenue, for the first six months of 2001. The increase in amortization is attributable to additional intangible assets as a result of the Company's acquisitions of Metro Information Services and SignalTree Solutions offset by the fact that, effective January 1, 2002, goodwill is no longer amortized under generally accepted accounting principles.

        Interest and dividend income totaled $.5 million for the second quarter of 2002, compared to $1.7 million for the second quarter of 2001. For the first six months of 2002, interest and dividend income totaled $1.5 million, compared to $3.3 million for the first six months of 2001. The decrease in interest and dividend income was attributable to having less cash earning interest and dividends due to the use of cash for the acquisition of Signal Tree and the repurchase of Keane stock, as well as interest rate declines. Other expense was $125,000 for the second quarter of 2002, as compared to other income of $109,000 in the second quarter of 2001. For the first six months of 2002, other income was $345,000 versus $2.4 million for the first six months of 2001. Other income during the first six months of 2001 was related to a gain of $4.0 million from the sale of Keane's Help Desk business partially offset by the Company's decision to write-off certain equity investments totaling $2.0 million, as well as gains from the sale of investments.

        The Company's effective tax rate was 40.0% for the second quarter and first six months of 2002, down from 40.5% in the second quarter and first six months of 2001. This decrease is a direct result of the adoption of FASB 142. The Company anticipates a similar rate for the remainder of 2002.

Liquidity and Capital Resources

        The Company's cash and investments at the end of the second quarter increased to $69.4 million, from $63.9 million as of the end of the first quarter of 2002. The increase in cash was primarily attributable to a decrease in accounts receivable as a result of the Company's focus on reducing its Days Sales Outstanding ("DSO"), offset in part by decreases in accounts payable and accrued expenses along with purchases of property plant and equipment.

        On September 19, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,542,800 shares of its common stock over the next 12 months. A total of 175,000 shares of common stock were repurchased under this authorization during the second quarter of 2002 at an average price of $12.88 for a total cost of $2.2 million. As of June 30, 2002, the balance remaining on this authorization was 1,367,800 shares. On July 26, 2002, the Board of Directors authorized a new share repurchase program, which will allow the Company to repurchase up to 5 million shares. This represents an increase of 3,632,200 shares from the number of shares remaining available for repurchase under the previous program which would have expired on September 18, 2002. Since May 1999, the Company has invested $111 million to repurchase 5,632,200 shares of its common stock under three separate authorizations. The timing and amount of additional share repurchases will be determined by the Company's management based on its evaluation of market and economic conditions and other factors.

        During the quarter, the Company paid $6.0 million associated with restructuring charges. Further details relating to restructuring and be found in the footnotes under Note 5.

        On March 15, 2002 the Company acquired SignalTree Solutions Holding, Inc., a privately—held, U.S. based corporation with two software development facilities in India and additional operations in the United States. The Company paid approximately $66.9 million in cash for the acquisition. Further details and disclosures related to this transaction can be found in the footnotes under Note 8.

        The Company has available a $10 million unsecured demand line of credit with a major Boston bank for operations and acquisition opportunities. Currently, the Company has no outstanding loans from this line of credit.

        Based on the Company's current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current capital requirements for at least the next twelve months.

        CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS:    The following important factors, among others, could cause actual results to differ materially from those indicated by forward-

looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

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

        Keane has pursued, and intends to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect Keane's financial performance.    In the past five years, Keane has grown significantly through acquisitions. From January 1, 1999 through June 30, 2002, Keane has completed nine acquisitions. The aggregate cost of these acquisitions totaled approximately $331.3 million. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering acquisition opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. In addition, even if Keane reaches a definitive agreement, there is no assurance that Keane will complete any future acquisition.

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

Part II—Other Information

Item 4. Submission of Matters to a Vote of Security Holders

        The following matters were submitted to a vote of the stockholders at the 2002 Annual Meeting of Stockholders of the Company held on May 29, 2002 (the "Annual Meeting"): (1) electing three Class I directors for the ensuing three years, and (2) ratifying and approving the selection by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the current year. The number of shares of common stock and Class B common stock outstanding and eligible to vote as of the record date of April 1, 2002 were 75,461,917 and 284,866, respectively. Each of these matters were approved by the requisite vote of the stockholders. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for director:

        Proposal #1—To elect three Class I directors for the ensuing three years:

NOMINEES	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Maria A. Cirino	68,601,017	2,185,635	N/A	N/A
John F. Keane, Jr.	68,403,556	2,383,096	N/A	N/A
Stephen D. Steinour	57,205,658	13,580,994	N/A	N/A

        Proposal #2—To ratify and approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent accountants for the current year:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
68,023,349	2,718,036	45,267	N/A

Item 5. Other Information

        The Company announced on July 26, 2002 that its Board of Directors has authorized the Company to repurchase up to 5,000,000 shares of its common stock over the next 12 months. The authorization represents an increase from the shares remaining available for repurchase under the Company's previous stock repurchase program, which program would have expired on September 18, 2002. The timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions. The Company expects to use any shares repurchased for its stock plans, employee stock purchase and stock benefit plans, and other general corporate purposes, including acquisitions.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      10.1    2001 Stock Incentive Plan, as amended

      99.1    Statement Pursuant to 18 U.S.C. §1350

  (b)
  Reports on Form 8-K. The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC. (Registrant)
Date	August 9, 2002	/s/ BRIAN T. KEANE Brian T. Keane President and Chief Executive Officer
Date	August 9, 2002	/s/ JOHN J. LEAHY John J. Leahy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Keane, Inc. and Subsidiaries TABLE OF CONTENTS
Keane, Inc. and Subsidiaries Condensed Consolidated Statements of Income (unaudited)
Keane, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
Keane, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited)
Keane, Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements (In thousands except per share amounts)
Keane, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations
Keane, Inc. and Subsidiaries
Part II—Other Information
Signatures