Form 10-Q
period 2002-09-30
KEANE INC
filed 2002-11-14
CIK 54883

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7516

KEANE, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2437166
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Number)

Ten City Square, Boston, Massachusetts	02129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(617) 241-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

As of September 30, 2002, the number of issued and outstanding shares of Common Stock (excluding 4,262,100 shares held in treasury) and Class B Common Stock are 71,283,036 and 284,854 shares, respectively.

Keane, Inc. and Subsidiaries

Keane, Inc. and Subsidiaries

Part I

Item 1.  Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands except per share amounts)
Total revenues	$213,383	$186,637	$660,704	$591,978

Salaries, wages and other direct costs	154,714	129,414	474,452	412,350
Selling, general and administrative expenses	48,129	46,488	151,442	142,037
Amortization of goodwill and other intangible assets	4,342	3,478	11,898	10,416

Operating income	6,198	7,257	22,912	27,175

Interest and dividend income	487	2,117	2,021	5,460
Interest expense	37	51	176	245
Other (income) expenses, net	131	415	(214)	(1,985)

Income before income taxes	6,517	8,908	24,971	34,375

Provision for income taxes	2,607	3,606	9,987	13,921

Net income	$3,910	$5,302	$14,984	$20,454

Net income per share (basic)	$.05	$.08	$.20	$.30

Net income per share (diluted)	$.05	$.08	$.20	$.30

Weighted average common shares outstanding (basic)	73,841	68,072	75,091	67,841

Weighted average common shares and common share equivalents outstanding (diluted)	73,847	69,064	75,549	68,749

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
	(In thousands)
Assets
Current:
Cash and cash equivalents	$43,419	$65,556
Marketable securities	22,709	63,687
Accounts receivable, net:
Trade	150,543	160,172
Other	1,991	3,109
Prepaid expenses and deferred taxes	26,139	20,026
Total current assets	244,801	312,550

Property and equipment, net	57,447	33,701
Goodwill, net	272,861	224,891
Customer lists, net	65,415	53,659
Other intangible assets, net	19,242	26,292
Deferred taxes and other assets, net	33,452	28,810
	$693,218	$679,903
Liabilities
Current:
Accounts payable	10,751	13,723
Accrued expenses and other liabilities	46,886	51,980
Notes Payable	3,000	0
Accrued compensation	41,260	34,161
Accrued income taxes	2,254	4,675
Unearned income	5,064	5,178
Current capital lease obligations	753	1,154
Total current liabilities	109,968	110,871

Deferred income taxes	37,110	25,656
Long-term portion of capital lease obligations	803	1,203
Accrued construction-in-progress costs	29,890	13,000

Stockholders’ Equity
Common stock	7,555	7,522
Class B common stock	28	28
Additional paid-in capital	166,264	162,269
Accumulated other comprehensive income	(1,112)	(2,007)
Retained earnings	376,345	361,361
Less treasury stock	(33,633)	—
Total stockholders’ equity	515,447	529,173

	$693,218	$679,903

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months ended September 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$14,984	$20,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,118	19,420
Deferred income taxes	(1,377)	(2,166)
Provision for doubtful accounts	(1,048)	4,709
Loss on sale of property and equipment	73	164
Loss on write down of equity investments	—	2,000
Gain on sale of business unit	—	(4,302)
Changes in operating assets and liabilities:
Decrease in accounts receivable	19,741	16,391
Increase in prepaid expenses and other assets	(10,090)	(3,071)
(Decrease) Increase in accounts payable and other liabilities	(12,097)	9,065
Increase in income taxes payable	2,916	5,119
Net cash provided by operating activities	33,220	67,783

Cash flows from investing activities:
Purchase of investments	(18,699)	(77,800)
Sale of investments	59,677	47,219
Purchase of property and equipment	(6,148)	(7,253)
Proceeds from sale of business unit	—	16,087
Proceeds from the sale of property and equipment	342	273
Payments for current and prior year acquisitions, net of cash acquired	(61,229)	(2,383)
Net cash used for investing activities	(26,057)	(23,857)

Cash flows from financing activities:
Payments under long term-debt	—	(5,006)
Principal payments under capital lease obligations	(1,067)	(1,989)
Proceeds from issuance of common stock	6,171	6,022
Repurchase of common stock	(35,888)	(4,045)
Net cash provided by (used for) financing activities	(30,784)	5,018

Effect of exchange rate changes on cash	1,484	2,071
Net (decrease) increase in cash and cash equivalents	(22,137)	40,979
Cash and cash equivalents, beginning of period	65,556	53,783
Cash and cash equivalents at end of period	$43,419	$94,762

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except per share amounts)

Note 1.                                                          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included.  Operating results for the three and nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.                                                          Computation of net income per share for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$3,910	$5,302	$14,984	$20,454

Weighted average number of common shares outstanding used in calculation of basic earnings per share	73,841	68,072	75,091	67,841

Incremental shares from the assumed exercise of dilutive stock options	6	992	458	908

Weighted average number of common shares outstanding used in calculation of diluted earnings per share	73,847	69,064	75,549	68,749

Net income per share
Basic	$.05	$.08	$.20	$.30

Diluted	$.05	$.08	$.20	$.30

Note 3.                                                          The Company offers an integrated mix of end-to-end business solutions, such as Business Consulting (Plan), Application Development and Integration Services (Build), and Application Development and Management Outsourcing (Manage).  The Company’s Healthcare Solutions Division represented 6% of the Company’s revenue during the first nine months of 2002. This revenue is included in  the Company’s Build service revenues.

Note 4.                                                          Total comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments and currency translation adjustments) was $3.4 million for the third quarter of 2002  and $14.1 million for the year to date, compared to $5.2 million for the third quarter of 2001 and $22.4 million year to date.

Note 5.                                                          In the fourth quarter of 2001, 2000 and 1999, the Company recorded restructuring charges of $10.4 million, $8.6 million and $13.7 million, respectively.  Of these charges, $4.4 million in 2001, $1.7 million in 2000 and $3.8 million in 1999 related to workforce reductions, primarily technical consultants, of approximately 900, 200 and 600 employees for the years 2001, 2000 and 1999, respectively.  In addition, the Company performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company wrote off  $ .8 million in 2001, $3.4 million in 2000 and $4.8 million in 1999 of assets, which became impaired as a result of these restructuring actions. The restructuring charges also included $5.1 million in 2001, $3.5 million in 2000 and $5.1 million in 1999 for branch office closings and certain other expenditures.

A summary of restructuring activity, which is recorded in accrued expenses in the accompanying balance sheet, is as follows:

	Workforce Reduction	Impaired Assets	Branch Office Closures and Other Expenditures	Total

Charges during 1999	$3,800	$4,753	$5,100	$13,653
Charges during 2000	1,743	3,403	3,478	8,624
Charges during 2001	4,417	825	3,957	9,199
Change in estimates	—	—	1,159	1,159
	9,960	8,981	13,694	32,635

Cash expenditures during 1999	(1,000)			(1,000)
Cash expenditures during 2000	(3,138)		(2,832)	(5,970)
Cash expenditures during 2001	(2,620)		(2,494)	(5,114)
	(6,758)		(5,326)	(12,084)

Non cash charges during 1999		(4,753)	(819)	(5,572)
Non cash charges during 2000		(3,403)	—	(3,403)
Non cash charges during 2001		(825)	—	(825)
		(8,981)	(819)	(9,800)

Non cash acquisition charges	7,226	—	3,746	10,972

Balance as of December 31, 2001	10,428	—	11,295	21,723

Cash expenditures for 1999	—		(156)	(156)
Cash expenditures for 2000	—		(307)	(307)
Cash expenditures for 2001	(4,993)		(839)	(5,832)

Balance as of March 31, 2002	5,435		9,993	15,428

Cash expenditures for 1999			(141)	(141)
Cash expenditures for 2000			(287)	(287)
Cash expenditures for 2001	(4,649)		(1,356)	(6,005)

Balance as of June 30, 2002	786		8,209	8,995

Cash expenditures for 1999			(157)	(157)
Cash expenditures for 2000			(252)	(252)
Cash expenditures for 2001	(527)		(1,306)	(1,833)

Balance as of September 30, 2002	$259		$6,494	$6,753

Note 6.                                                          In October, 2001, the Company entered into a lease with Gateway Developers LLC (“Gateway LLC”) for a term of twelve years.  Under this lease, the Company has agreed to lease approximately 95,000 square feet of office and development space in a building under construction at 100 City Square in Boston, Massachusetts (the “New Facility”).  The Company will lease approximately 57% of the New Facility and the remaining 43% will be occupied by other tenants.  John Keane Family LLC is a member of Gateway LLC.  The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of the Company, and his immediate family members, including Brian Keane, President, Chief Executive Officer and a director of the Company.

On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan (the “Gateway Loan”) in connection with development of the New Facility and an adjacent building to be located at 20 City Square, Boston, Massachusetts.  John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan.

The Company currently expects to occupy the new facility in March 2003. The Company will consolidate several existing facilities it has in the Boston area as part of this move.  Based upon its knowledge of rental payments for comparable facilities in the Boston area, the Company believes that the rental payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time the Company entered into the lease, as favorable to the Company as those which could have been obtained from an independent third party.

In view of these related party transactions, the Company has concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility will be capitalized in accordance with EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” A credit in the same amount is included in the caption “Accrued construction-in-progress costs” in the accompanying balance sheet. For purposes of the consolidated statement of cash flows, the Company characterizes this treatment as a non-cash financing activity.

Note 7.                                                          Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired on or after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, companies are required to adopt SFAS 142 in their first fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

The Company is required to report, in the period of adoption, a disclosure reflecting net income and earnings per share for the prior year, adjusted to exclude amortization expense related to goodwill and other intangible assets effected by SFAS 142.

The following table discloses the reconciliation of reported net income to the adjusted net income.

Goodwill & Other Intangible Assets – Adoption of SFAS 142

(In thousands except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Reported net income	$3,910	$5,302	$14,984	$20,454
Goodwill amortization	—	799	—	2,380
Closing costs amortization	—	10	—	31
Employee value amortization	—	291	—	874
Adjusted net income	$3,910	$6,402	$14,984	$23,739

Basic earnings per share:
Reported net income	$.05	$.08	$.20	$.30
Goodwill amortization	—	.01	—	.04
Closing costs amortization	—	.00	—	.00
Employee value amortization	—	.00	—	.01
Adjusted net income	$.05	$.09	$.20	$.35

Diluted earnings per share:
Reported net income	$.05	$.08	$.20	$.30
Goodwill amortization	—	.01		.04
Closing costs amortization	—	.00		.00
Employee value amortization	—	.00		.01
Adjusted net income	.05	.09	$.20	$.35

Acquired Intangible Assets

(In thousands)

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contracts	$29,250	$(18,434)
Non-compete agreements	7,524	(3,974)
Customer lists	74,932	(9,518)
Technology	7,775	(2,899)
Total	$119,481	$(34,825)

Aggregate Amortization Expense
For the nine month period ended September		$11,898

Estimated Amortization Expense
For the year ended December 31, 2002		$15,919
For the year ended December 31, 2003		14,831
For the year ended December 31, 2004		14,470
For the year ended December 31, 2005		13,518
For the year ended December 31, 2006		13,286

Goodwill

The changes in the carrying amounts of goodwill for the quarter ended September 30, 2002 are as follows:

Balance as of January 1, 2002	$224,891
Goodwill acquired during the year	42,880
Unamortizable intangible assets reclassified as goodwill	5,090
Balance as of September 30, 2002	$272,861

Upon adoption of SFAS 142, the Company is required to perform a transitional impairment test on all indefinite lived intangible assets and goodwill. To the extent that an impairment charge is required, it will be treated as a cumulative effect of a change in accounting principle. The Company  completed its analysis of the impact of SFAS No. 142, including the transitional impairment test, during the second quarter of 2002 and determined that the change in accounting principle did not yield an impairment charge.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of,” and provides a single accounting model for long-lived assets to be disposed of. The Company has determined that the impact of SFAS 144 did not have a material effect on its results of operations for the quarter ended September 30, 2002.

Note 8                                                             During the quarter ended September 30, 2002, the Company completed an acquisition of a business complementary to the Company’s business strategy. The Company purchased all of the stock of the acquired business at a total cost of $ 6.2 million, consisting of $ 2.9 million in cash along with a Note Payable for an additional $ 3.0 million and the remaining balance related to transaction costs. The Note Payable has an initial term of one year and may be settled, at the option of the holder, through cash payment or through services rendered by the Company to the holder. Based upon certain earn-out targets and other criteria, future consideration related to the acquisition could amount to $6.9 million. As of September 30, 2002, the Company has preliminarily allocated the excess of the purchase price over the fair value of the net assets acquired to goodwill. During the fourth quarter, the Company will complete this allocation, including the identification of the other intangible assets in accordance with SFAS 141, “Business Combinations”. The results of operations of the acquired business have been included in the Company’s consolidated statements of income from the date of acquisition.  Proforma results of operations have not been provided, as they were not material to the Company on either an individual or aggregate basis.

Note 9                                                             On March 15, 2002, the Company acquired SignalTree Solutions Holding, Inc (“SignalTree”), a privately-held, U.S.-based corporation with two software development facilities in India and additional operations in the United States. Under the terms of the merger agreement, the Company paid $68.2 million in cash for SignalTree.

In accordance with recently issued SFAS 141, “ Business Combinations,” and certain provisions of SFAS 142, “Goodwill and other Intangible Assets,” the Company used the purchase method of accounting for a business combination to account for the acquisition, as well as the new accounting and reporting regulations for goodwill and other intangibles. Under these methods of accounting, the assets and liabilities of SignalTree, including intangible assets, were recorded at their respective fair values. All intangible assets will be amortized over their estimated useful life with the exception of goodwill. The financial position, results of operations and cash flows of SignalTree were included in the Company’s financial statements effective as of the purchase date.

The total cost of the merger was $78.0 million. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques.

The components of the purchase price allocation are as follows:

(in thousands)
Consideration paid	$66,927
Transaction costs	1,301
Deferred Tax Liability, net	9,751
Total	$77,979

Allocation of purchase price:
Net Asset Value Acquired	$16,135
Customer lists	18,800
Non-compete agreements	2,700
Goodwill	40,344
Total	$77,979

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

The unaudited pro forma combined condensed statements of income below combine the historical statements of the Company and SignalTree as if the purchase had occurred at January 1, 2001. Unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the periods presented, nor is it necessarily indicative of the Company’s future financial position or results of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Total revenues	$213,383	$200,168	$670,913	$633,761
Net income	3,910	6,553	15,713	21,867
Net income per share (basic)	.05	.10	.21	.32
Net income per share (diluted)	.05	.09	.21	.32

Keane, Inc. and Subsidiaries

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words “projects,” “believes,” “anticipates,” “plans,” “expects,” “estimate,” “intend,” “should,” “would,” “could,” “may” and similar expressions are intended to identify forward-looking statements.  There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.  These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.”  These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date this quarterly report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

RESULTS OF OPERATIONS:

The Company’s total revenue for the quarter ended September 30, 2002 was $213.4 million, a 14% increase from revenue of $186.6 million in the quarter ended September 30, 2001. This increase in total revenue was primarily the result of the acquisition of Metro Information Services, Inc. which closed on November 30, 2001, and the acquisition of SignalTree Solutions Holding, Inc., which closed on March 15, 2002.

For the quarter ended September 30, 2002, revenue from the Company’s Plan services was $16.3 million, down from $18.1 million during the quarter ended September 30, 2001. Plan revenue is comprised primarily of business consulting services delivered by Keane Consulting Group (KCG), the Company’s business consulting arm, and IT consulting services, which are sold and implemented out of Keane’s network of branch offices. This decrease in Plan revenue was primarily the result of the deferral of consulting projects and a decrease in billing rates caused by general economic conditions.

For the quarter ended September 30, 2002, revenue from the Company’s Build Services was $53.6 million, down from $65.4 million during the quarter ended September 30, 2001.  Keane’s Build revenue, which consists primarily of application development and integration business, was also adversely affected during the period by the deferral of discretionary new software development projects in both North America and the United Kingdom, as well as by reduced billing rates due to the current challenging economic environment.   However, the Company’s Build Services revenue benefited from the less cyclical public sector and healthcare related vertical markets, which contributed growing and more stable revenue streams within Build services sector.

Revenue from the Company’s Manage services, which consist primarily of Keane’s Application Development and Management (ADM) Outsourcing service, as well as Staff Augmentation services and other Maintenance and Migration services, grew to $143.5 million during the quarter ended September 30, 2002, an increase of 39% from $103.1 million during the quarter ended September 30, 2001.  This increase was the result of increasing revenue from Keane’s ADM Outsourcing service, which was $100.4 million during the period, up 3% from $97.2 million during the comparable period in 2001 and the acquisitions of Metro Information Services, Inc. and SignalTree Solutions Holding, Inc.  Although not immune from economic fluctuations, ADM Outsourcing revenues are more stable than those associated with Plan or Build due to the long-term and recurring nature of outsourcing contracts and the cost-saving benefits associated with outsourcing.

Generally, under an ADM Outsourcing agreement, the Company receives a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level.  ADM Outsourcing agreements generally do not require any capital outlay from the Company, which recognizes outsourcing revenue and expense on a monthly basis consistent with the service provided to its customers. The Company does not make use of percentage of completion accounting on its outsourcing agreements.

Total revenue for the nine months ended September 30, 2002 was $660.7 million, up 13% from $586.8 million for the comparable period in 2001, excluding revenue associated with the Company’s Help Desk operations, which was divested during the first quarter of 2001. Total revenue for the nine months ended September 30, 2002 was up 12% from $592.0 million for the comparable period in 2001, including revenue associated with the Company’s divested Help Desk operations.  Revenue from Keane’s ADM Outsourcing service was $302.0 million during the nine months ended September 30, 2002, and represented 46% of total revenue, up slightly from $299.4 million, or 51% of revenue during the comparable period in 2001.

Plan, Build, and Manage revenues for the nine months ended September 30, 2002 were $50.1 million, $165.2 million, and $445.4 million, respectively, as compared to $58.0 million, $212.2 million, and $321.8 million, respectively, during the nine months of 2001. Excluding Help Desk operations, Manage revenue, was $316.5 million for the nine months ended September 30, 2001.

The Company observed no indications of a significant increase in discretionary IT spending during the three months ended September 30, 2002.  As a result, the Company anticipates continuing softness in its Application Development and Integration business, which represents a majority of its Build sector, and its Plan sector, until economic conditions improve and customers once again begin funding capital projects.  However, the Company continues to see ongoing opportunities in its ADM Outsourcing business, which represents a majority of its Manage sector, and anticipates that outsourcing revenues will continue to act as a mitigating influence on future declines in its revenues.

With organic growth difficult in the current business environment, the Company’s strategy is to focus its marketing efforts on services to help customers lower costs, improve efficiency, and enhance the flexibility of their information technology (IT) assets. This mix of services includes ADM Outsourcing, and Applications Rationalization, a service which helps customers to identify and eliminate higher cost, end-of-life applications or those with redundant functionality or written in non-core technology.  In addition, the Company seeks to provide cost-effective services and to enhance its operating margins through the use of its near shore Advanced Development Center in Halifax, Nova Scotia, and its offshore Advanced Development Centers in Hyderabad and Delhi, India.  The Company acquired its offshore facilities as a result of its acquisition of SignalTree Solutions Holding, Inc.  The Company anticipates that use of its offshore facilities will increase as a result of its focus on global delivery and the need of customers to continue to decrease costs associated with investments in technology.

The Company’s base of billable employees within its India operation was 352 billable employees at September 30, 2002, up 17% from 300 billable employees at June 30, 2002.  The Company did not have billable employees in India during the period ended September 30, 2001.  Total billable employees for all operations, including subcontractors, was 6,587 billable employees at September 30, 2002, down from 6,843 total billable employees at June 30, 2002, but up from 5,529 total billable employees at the period ended September 30, 2001.  This year-over-year increase is the result of the addition of billable employees from the acquisitions of Metro Information Services, Inc., SignalTree Solutions Holding, Inc., and those hired as a result of an outsourcing contract entered into between the Company and PacifiCare, Inc..

Salaries, wages and other direct  costs for the three months ended September 30, 2002 were $154.7 million, or 72.5% of total revenue, compared to $129.4 million, or 69.3% of total revenue, for the three months ended September 30, 2001. The increase in direct costs is primarily attributable to the Metro and SignalTree acquisitions as mentioned previously. In addition, the increase in direct costs as a percentage is the result of declining revenue as well as the time delays and associated severance costs necessary to bring personnel resources in alignment with revenue. The Company's gross margins for the three months ended September 30, 2002 were 27.5%, as compared to 30.7% during the three months ended September 30, 2001. The decrease in gross margins reflects continuing softness in the demand for IT services resulting in lower billing rates and utilization of billable personnel as well as ongoing costs associated with employee severance.

For the nine months ended September 30, 2002, salaries, wages and other direct costs were $474.5 million, or 71.8% of total revenue, compared to $412.4 million, or 69.7% of total revenue, for the first nine months of 2001. The increase in direct costs is primarily attributable to the Metro and SignalTree acquisitions as mentioned previously. The Company's gross margins for the nine months ended September 30, 2002 were 28.2%, as compared to 30.3% during the nine months ended September 30, 2001. The numbers reflect similar trends, such as softness in demand for IT services and lower billing rates rates and utilization of billable personnel, as those cited for the quarter over quarter comparisons.

Selling, General & Administrative (“SG&A”) expenses for the quarter ended September 30, 2002 were $48.1 million, or 22.6% of total revenue, as compared to $46.5 million, or 24.9% of total revenue, for the quarter ended September 30, 2001.  For the nine months ended September 30, 2002 SG&A expense was $151.4 million, or 22.9% of total revenue, compared to $142.0 million, or 24.0% of total revenue for the nine months ended September 30, 2001. The decrease in SG&A as a percentage of revenue is the result of cost synergies obtained from the acquisition of Metro Information Services, Inc. as well as the Company’s continuing focus on tightly controlling discretionary expenses.

As part of its acquisition of Metro Information Services, Inc., the Company identified approximately $15 million in redundant annualized SG&A expenses and expects to realize at least $11 million of these savings during the second half of 2002.  During the first quarter of 2002, the Company completed the integration of Metro’s corporate functions with its own, and during the second quarter of 2002, the Company completed the consolidation and relocation of overlapping branch offices. During the second quarter of 2002, the Company also integrated U.S.-based operations acquired from SignalTree Solutions with its own.  During the quarter ended September 30, 2002, the Company integrated all corporate functions of SignalTree into its corporate headquarters in Boston, Massachusetts. During the fourth quarter, the Company will be evaluating costs associated with real estate and related fixed assets, as a result of acquisitions, analyzing assumptions with respect to previous restructuring charges and evaluate costs associated with workforce reductions. It is expected that the Company will take a charge to earnings as a result of these actions. The amount of the charge is expected to be in the range of $9 to $12 million.

Amortization of intangible assets for the quarter ended September 30, 2002 was $4.3 million, or 2.0% of total revenue, compared to $3.5 million, or 1.9% of total revenue, in the quarter ended September 30, 2001. For the nine months ended September 30, 2002, amortization of intangible assets was $11.9 million, or 1.8% of total revenue, compared to $10.4 million, or 1.8% of total revenue, for the nine months ended September 30, 2001. The increase in amortization is attributable to additional intangible assets as a result of the Company’s acquisitions of Metro Information Services, Inc., and SignalTree Solutions offset by the fact that, effective January 1, 2002, goodwill is no longer amortized under generally accepted accounting principles.

Interest and dividend income totaled $.5 million for the quarter ended September 30, 2002, compared to $2.1 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, interest and dividend income totaled $2.0 million, compared to $5.5 million for the first months ended September 30, 2001. The decrease in interest and dividend income was attributable to fewer cash reserves earning interest and dividends due to the use of cash to retire debt associated with the acquisition of Metro Information Services, Inc., the acquisition of Signal Tree, and the repurchase of shares of the Company’s common stock, as well as interest rate declines. Other expense was $131,000 for the quarter ended September 30, 2002, as compared to other expense of $415,000 in the quarter ended September 30, 2001.  For the nine months ended September 30, 2002, other expense/income was $214,000 compared to $1.9 million for the nine months ended September 30, 2001.  Other expense/income during the nine months ended September 30, 2001 was related to (i) a gain of $4.0 million from the sale of the Company’s Help Desk business partially offset by the Company’s decision to write-off certain equity investments totaling $2.0 million, and (ii) gains from the sale of investments.

The Company’s effective tax rate was 40.0% for the three and nine months ended September 30, 2002, down from 40.5% in the three and nine months ended September 30, 2001. This decrease is a direct result of the adoption of SFAS 142.  The Company anticipates a similar rate for the remainder of 2002.

Liquidity and Capital Resources

The Company’s cash and investments at the quarter ended September 30, 2002 was $66.1 million, down from $69.4 million at the quarter ended June 30, 2002. The decrease in cash was primarily attributable to the Company’s repurchase of its common stock.

On July 26, 2002, the Board of Directors authorized a share repurchase program, which allows the Company to repurchase up to 5 million shares of its common stock.  During the quarter ended September 30, 2002, the Company repurchased approximately 4.3 million shares at an average price of $7.89, representing an investment of $33.6 million.  As of October 25, 2002, the Company had repurchased an additional 400,000 shares under the July repurchase program for a total of 4.7 million shares at an average price of  $ 7.78 and a total investment of $ 36.1 million.

On October 25, 2002, the Board of Directors authorized the Company to repurchase an additional 5 million shares of its common stock over the next 12 months.  The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and economic conditions and other factors. The repurchase program will be funded using the Company’s cash reserves.  Between May 1999 and October 25, 2002, the Company has invested $144.7 million to repurchase 9,894,300 shares of its common stock under six separate authorizations. In addition to the repurchase authorization, the board approved the Company’s participation as a guarantor with respect to a $ 300,000 line of credit for Innovate EC, an entity in which the Company acquired a small equity position as a result of a previous acquisition.

During the quarter ended September 30, 2002, the Company paid $ 2.2 million associated with restructuring charges from previous years. Refer to Note 5 to the unaudited condensed consolidated financial statements for a summary of the restructuring activity.

During the quarter ended September 30, 2002, the Company completed an acquisition of a business complementary to the Company’s business strategy. The Company purchased all of the stock of the acquired business at a total cost of $ 6.2 million, consisting of $ 2.9 million in cash along with a Note Payable for additional $ 3.0 million and the remaining balance related to transaction costs. The Note Payable has an initial term of one year and may be settled, at the option of the holder, through cash payment or through services rendered by the Company to the holder. Based upon certain earn-out targets and other criteria, future consideration related to the acquisition could amount to $6.9 million.

Net cash provided from operations for the quarter ended September 30, 2002 was $33.2 million, compared to $ 8.4 million for the second quarter. This increase in net cash is primarily the result of the Company continuing its efforts to decrease days sales outstanding.  The Company is focused on optimizing its cash flow in order to fund its share repurchase program, potential mergers and acquisitions, and to build long-term shareholder value.

The Company has available a $10 million unsecured demand line of credit with a major Boston bank for operations and acquisition opportunities. Currently, the Company has no outstanding loans from this line of credit.

Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents on hand, cash flows from operations, and its current available line of credit will be sufficient to meet its current capital requirements for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS: The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

Keane’s quarterly operating results have varied, and are likely to continue to vary significantly. This may result in volatility in the market price of Keane’s shares. Keane has experienced and expects to continue to experience fluctuations in its quarterly results.  Keane’s gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed by Keane during a particular period. A variety of factors influence Keane’s revenue in a particular quarter, including:

•                    general economic conditions which may influence investment decisions or cause downsizing;

•                    the number and requirements of client engagements;

•                    employee utilization rates;

•                    changes in the rates Keane can charge clients for services;

•                    acquisitions; and

•                    other factors, many of which are beyond Keane’s control.

A significant portion of Keane’s expenses do not vary relative to revenue.  As a result, if revenue in a particular quarter does not meet expectations, Keane’s operating results could be materially adversely affected, which in turn may have a material adverse impact on the market price of Keane common stock.  In addition, many of Keane’s engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenue and profits.

Keane has pursued, and intends to continue to pursue, strategic acquisitions.  Failure to successfully integrate acquired businesses or assets may adversely affect Keane’s financial performance. In the past five years, Keane has grown significantly through acquisitions.  From January 1, 1999 through September 30, 2002, Keane has completed ten acquisitions.  The aggregate cost of these acquisitions totaled approximately $337.5 million.  Keane’s future growth may be based in part on selected acquisitions.  At any given time, Keane may be in various stages of considering acquisition opportunities.  Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target.  In addition, even if Keane reaches a definitive agreement with a target, there is no assurance that Keane will complete any future acquisition.

Keane typically anticipates that each acquisition will bring benefits, such as an increase in revenue.  Prior to completing an acquisition, however, it is difficult to determine if Keane can realize these benefits.  Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for Keane.  In addition, an acquisition may result in unexpected costs, expenses and liabilities. Any of these events could have a material adverse effect on Keane’s business, financial condition and results of operations.

The process of integrating acquired companies into Keane’s existing business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which Keane might otherwise devote to its existing business. In addition, the process may require significant financial resources that Keane might otherwise allocate to other activities, including the ongoing development or expansion of Keane’s existing operations.

Finally, future acquisitions could result in Keane having to incur additional debt and/or contingent liabilities. Any of these possibilities could have a material adverse effect on Keane’s business, financial condition and result of operations.

The complex process of integrating Metro and SignalTree Solutions with Keane may disrupt Keane’s business activities and affect employee morale, thus affecting the Keane’s ability to pursue its business plan and retain key employees. Integrating the operations and personnel of Metro Information Services, Inc., which Keane acquired in November 2001, and SignalTree Solutions, Inc. which Keane acquired in March 2002 is a complex process.  The integration of each of Metro and SignalTree Solutions may not be completed in the expected time period or may not achieve the anticipated benefits of the merger.  The successful integration of Metro and SignalTree Solutions with Keane requires, among other things, integration of finance, human resources and sales organizations.  The diversion of the attention of Keane’s management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of the combined company’s business.  Further, the process of combining Metro and SignalTree Solutions with Keane could negatively affect employee morale and the ability of the combined company to retain some of its key employees.  The inability to successfully integrate the operations and personnel of Metro and SignalTree Solutions with Keane could have a material adverse effect on Keane’s business, financial condition and results of operations.

Keane faces significant competition for its services, and its failure to remain competitive could limit its ability to maintain existing clients or attract new clients. The market for Keane’s services is highly competitive.  The technology for custom software services can change rapidly.  The market is fragmented, and no company holds a dominant position.  Consequently, Keane’s competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided.  Some of Keane’s competitors are larger and have greater technical, financial and marketing resources and greater name recognition in the markets they serve than does Keane.  In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development and integration needs.

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

Keane conducts business in the United Kingdom and India, which exposes it to a number of difficulties inherent in international activities.  As a result of its acquisition of SignalTree Solutions in March 2002, Keane has two software development facilities in India and has added approximately 400 technical professionals to its professional services organization.  India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country.  These conflicts, in addition to other unpredictable developments in the political, economic and social conditions in India, could eliminate or reduce the availability of these development and professional services.  If access to these services were to be unexpectedly eliminated or significantly reduced, Keane’s ability to meet development objectives important to its new strategy would be hindered, and its business could be harmed.

If Keane fails to manage its geographically dispersed organization, it may fail to meet or exceed its financial objectives and its revenues may decline.  Keane performs development activities in the U.S., Canada and in India, and has offices throughout the United States, the United Kingdom, Canada and India.  This geographic dispersion requires substantial management resources that locally-based competitors do not need to devote to their operations.

Keane’s operations in the U.K. and India are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation and other difficulties in managing operations overseas.  Keane may not be successful in its international operations.

Keane may be unable to redeploy its professionals effectively if engagements are terminated unexpectedly, which would adversely affect its results of operations.  Keane’s clients can cancel or reduce the scope of their engagements with Keane on short notice. If they do so, Keane may be unable to reassign its professionals to new engagements without delay.  The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of Keane’s professionals, which would have a negative impact on Keane’s business, financial condition and results of operations.

As a result of these and other factors, the Company’s past financial performance should not be relied on as an indication of future performance.  Keane believes that period to period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

Keane’s growth could be limited if it is unable to attract personnel in the Information Technology and business consulting industries.  Keane believes that its future success will depend in large part on its ability to continue to attract and retain highly skilled technical and management personnel.  The competition for such personnel is intense.  Keane may not succeed in attracting and retaining the personnel necessary to develop its business.  If Keane does not, its business, financial condition and result of operations could be materially adversely affected.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk.  The Company has not purchased options or entered into swaps or forward or futures contracts.  The Company’s primary market risk exposure is that of interest rate risk on its investments, which would affect the carrying value of those investments.  Additionally, the Company transacts business in the United Kingdom, Canada and India and as such has exposure associated with movement in foreign currency exchange rates.

Item 4.   Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)    Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Keane, Inc. and Subsidiaries

Part II- Other Information

Item 1.    Legal Proceedings

In April 1998, United Services Planning Association, Inc. and Independent Research Agency for Life Insurance, Inc. filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98) against the Company and two of its employees alleging that the Company misrepresented its ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project. The parties are currently engaged in conducting discovery and it is not likely that the case will go to trial before the fall of 2003. The plaintiffs seek monetary relief. The Company believes that it has meritorious defenses to the plaintiff's complaint and intends to contest the claims vigorously. At this juncture, it is impossible to estimate with any reasonable degree of accuracy the likelihood of either party succeeding on its claims or defenses.

Item 5.    Other Information

The Company announced on October 25, 2002 that its Board of Directors had authorized the Company to repurchase an additional 5 million shares of its common stock over the next 12 months.  The authorization was in addition to the 5 million share repurchase authorization announced by the Company on July 26, 2002, which program expires in July 2003.  As of October 25, 2002, the Company had repurchased approximately 4.7 million shares to date under the July repurchase program and anticipates repurchasing the remaining 300,000 shares before the July repurchase program expires.

The Repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and economic conditions and other factors.  The repurchase program will be funded using the Company’s cash reserves.  The repurchased shares will be available for use in connection with the Company’s stock option plans, employee stock purchase and other stock benefit plans, and for general corporate purposes, including acquisitions.

On September 26, 2002, the Company filed a Tender Offer Statement in connection with its offer to exchange currently held stock options with new options. The downturn in the stock market and the resulting underwater position of the Company’s stock option had created a potential motivation and retention issue with key employees and executives of the Company. Consistent with the Company’s philosophy of using stock options to motivate and retain management and employees, on August 20, 2002, the Company’s Board of Directors approved the opportunity for employees to request that the Company exchange outstanding options to purchase shares of the Company’s Common Stock, which were granted on or after January 1, 2000 and have an exercise price of $ 12.00 or greater per share, for new options to purchase shares of Common Stock on substantially the following terms (“the Offer”).  Pursuant the terms of the Offer:

(i)                               all eligible and outstanding options issued under all of the Company’s stock option plans could be exchanged for new options at an exchange rate of four for every five surrendered;

(ii)                            the grant date of the new options would be the first business day that is at least six months and one day after the date of the expiration of the Offer; and

(iii)                         the exercise price of each new option would be the closing price of the Company’s common stock on the new grant date, which is at least six months and one day after the expiration of the Offer.

The Offer expired on October 7, 2002 (“expiration date”).  Options for 1,888,394 shares of the Company’s common stock with a weighted average exercise price of $ 20.45 were eligible for the Offer.  Of this amount, 1,458,298 options were surrendered for exchange, with 324,902 options being retained, with the balance of the 105,194 being canceled because of terminations. As a result, the Company anticipates that on the first business day that is at least six months and one day from the expiration date, the Company will grant new options for 1,166,638 shares of the Company’s common stock.

Item 6.    Exhibits and Reports on Form 8-K

(a)                              Exhibit - 99.1 Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit – 99.2 Certification by the Registrant’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                             Reports on Form 8-K.  The Company filed a current report on Form 8-K with the SEC on July 26, 2002, announcing the Board of Directors authorization for the Company to repurchase up to 5,000,000 shares of common stock.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC.
(Registrant)

Date	November 13, 2002	/s/ Brian T. Keane
Brian T. Keane
President and Chief Executive Officer

Date	November 13, 2002	/s/ John J. Leahy
John J. Leahy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Brian T. Keane, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Keane, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                 presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                 all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brian T. Keane
Dated:	November 13, 2002	Brian T. Keane
President and Chief Executive Officer

I, John J. Leahy, certify that:

7.               I have reviewed this quarterly report on Form 10-Q of Keane, Inc.;

8.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                 presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                 all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John J. Leahy
Dated:	November 13, 2002	John J. Leahy
Senior Vice President — Finance and Chief Financial Officer