Form 10-Q/A
period 2002-09-30
KEANE INC
filed 2002-11-20
CIK 54883

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

Yes ☒             No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 126-2 of the Exchange Act.

Yes ☒             No ☐

As of September 30, 2002, the number of issued and outstanding shares of Common Stock (excluding 4,262,100 shares held in treasury) and Class B Common Stock are 71,283,036 and 284,854 shares, respectively

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends to Keane, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 amends and restates the original filing as follows:

The first paragraph under “Liquidity and Capital Resources” is deleted in its entirety and the following paragraph is inserted in its place:

“The Company’s cash and investments at the quarter ended September 30, 2002 was $66.1 million, down from $69.4 million at the quarter ended June 30, 2002 and down from $ 184.8 million from the third quarter of 2001. The decrease in cash year over year was primarily attributable to the Company’s repurchase of its common stock along with the cost of the Metro acquisition of $ 65.9 million, which occurred in November 2001 and the cost of the SignalTree acquisition of $ 68.2 million, which occurred in March of 2002.”

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

Keane, Inc. and Subsidiaries

Keane, Inc. and Subsidiaries

Part I

Item 1.  Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands except per share amounts)
Total revenues	$213,383	$186,637	$660,704	$591,978

Salaries, wages and other direct costs	154,714	129,414	474,452	412,350
Selling, general and administrative expenses	48,129	46,488	151,442	142,037
Amortization of goodwill and other intangible assets	4,342	3,478	11,898	10,416

Operating income	6,198	7,257	22,912	27,175

Interest and dividend income	487	2,117	2,021	5,460
Interest expense	37	51	176	245
Other (income) expenses, net	131	415	(214)	(1,985)

Income before income taxes	6,517	8,908	24,971	34,375

Provision for income taxes	2,607	3,606	9,987	13,921

Net income	$3,910	$5,302	$14,984	$20,454

Net income per share (basic)	$.05	$.08	$.20	$.30

Net income per share (diluted)	$.05	$.08	$.20	$.30

Weighted average common shares outstanding (basic)	73,841	68,072	75,091	67,841

Weighted average common shares and common share equivalents outstanding (diluted)	73,847	69,064	75,549	68,749

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
	(In thousands)
Assets
Current:
Cash and cash equivalents	$43,419	$65,556
Marketable securities	22,709	63,687
Accounts receivable, net:
Trade	150,543	160,172
Other	1,991	3,109
Prepaid expenses and deferred taxes	26,139	20,026
Total current assets	244,801	312,550

Property and equipment, net	57,447	33,701
Goodwill, net	272,861	224,891
Customer lists, net	65,415	53,659
Other intangible assets, net	19,242	26,292
Deferred taxes and other assets, net	33,452	28,810
	$693,218	$679,903
Liabilities
Current:
Accounts payable	10,751	13,723
Accrued expenses and other liabilities	46,886	51,980
Notes Payable	3,000	0
Accrued compensation	41,260	34,161
Accrued income taxes	2,254	4,675
Unearned income	5,064	5,178
Current capital lease obligations	753	1,154
Total current liabilities	109,968	110,871

Deferred income taxes	37,110	25,656
Long-term portion of capital lease obligations	803	1,203
Accrued construction–in-progress costs	29,890	13,000

Stockholders’ Equity
Common stock	7,555	7,522
Class B common stock	28	28
Additional paid-in capital	166,264	162,269
Accumulated other comprehensive income	(1,112)	(2,007)
Retained earnings	376,345	361,361
Less treasury stock	(33,633)	—
Total stockholders’ equity	515,447	529,173

	$693,218	$679,903

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months ended September 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:	$14,984	$20,454
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,118	19,420
Deferred income taxes	(1,377)	(2,166)
Provision for doubtful accounts	(1,048)	4,709
Loss on sale of property and equipment	73	164
Loss on write down of equity investments	—	2,000
Gain on sale of business unit	—	(4,302)
Changes in operating assets and liabilities:
Decrease in accounts receivable	19,741	16,391
Increase in prepaid expenses and other assets	(10,090)	(3,071)
(Decrease) Increase in accounts payable and other liabilities	(12,097)	9,065
Increase in income taxes payable	2,916	5,119
Net cash provided by operating activities	33,220	67,783

Cash flows from investing activities:
Purchase of investments	(18,699)	(77,800)
Sale of investments	59,677	47,219
Purchase of property and equipment	(6,148)	(7,253)
Proceeds from sale of business unit	—	16,087
Proceeds from the sale of property and equipment	342	273
Payments for current and prior year acquisitions, net of cash acquired	(61,229)	(2,383)
Net cash used for investing activities	(26,057)	(23,857)

Cash flows from financing activities:
Payments under long term-debt	—	(5,006)
Principal payments under capital lease obligations	(1,067)	(1,989)
Proceeds from issuance of common stock	6,171	6,022
Repurchase of common stock	(35,888)	(4,045)
Net cash provided by (used for) financing activities	(30,784)	5,018

Effect of exchange rate changes on cash	1,484	2,071
Net (decrease) increase in cash and cash equivalents	(22,137)	40,979
Cash and cash equivalents, beginning of period	65,556	53,783
Cash and cash equivalents at end of period	$43,419	$94,762

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

The following table discloses the reconciliation of reported net income to the adjusted net income.

Goodwill & Other Intangible Assets – Adoption of SFAS 142
(In thousands except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Reported net income	$3,910	$5,302	$14,984	$20,454
Goodwill amortization	—	799	—	2,380
Closing costs amortization	—	10	—	31
Employee value amortization	—	291	—	874
Adjusted net income	$3,910	$6,402	$14,984	$23,739

Basic earnings per share:
Reported net income	$.05	$.08	$.20	$.30
Goodwill amortization	—	.01	—	.04
Closing costs amortization	—	.00	—	.00
Employee value amortization	—	.00	—	.01
Adjusted net income	$.05	$.09	$.20	$.35

Diluted earnings per share:
Reported net income	$.05	$.08	$.20	$.30
Goodwill amortization	—	.01		.04
Closing costs amortization	—	.00		.00
Employee value amortization	—	.00		.01
Adjusted net income	.05	.09	$.20	$.35

Acquired Intangible Assets

(In thousands)

	As of September 30, 2002
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization
Contracts	$29,250	$(18,434)
Non-compete agreements	7,524	(3,974)
Customer lists	74,932	(9,518)
Technology	7,775	(2,899)
Total	$119,481	$(34,825)

Aggregate Amortization Expense
For the nine month period ended September		$11,898

Estimated Amortization Expense
For the year ended December 31, 2002		$15,919
For the year ended December 31, 2003		14,831
For the year ended December 31, 2004		14,470
For the year ended December 31, 2005		13,518
For the year ended December 31, 2006		13,286

Goodwill

The changes in the carrying amounts of goodwill for the quarter ended September 30, 2002 are as follows:

Balance as of January 1, 2002	$224,891
Goodwill acquired during the year	42,880
Unamortizable intangible assets reclassified as goodwill	5,090
Balance as of September 30, 2002	$272,861

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

Note 8                                                             During the quarter ended September 30, 2002, the Company completed an acquisition of a business complementary to the Company’s business strategy. The Company purchased all of the stock of the acquired business at a total cost of $ 6.2 million, consisting of $ 2.9 million in cash along with a Note Payable for an additional $ 3.0 million and the remaining balance related to transaction costs. The Note payable has an initial term of one year and may be settled, at the option of the holder, through cash payments or through services rendered by the Company to the holder. Based upon certain earn-out targets and other criteria, future consideration related to the acquisition could amount to $ 6.9 million. As of September 30, 2002, the Company has preliminarily allocated the excess of the purchase price over the fair value of the net assets acquired to goodwill. During the fourth quarter, the Company will complete this allocation, including the identification of the other intangible assets in accordance with SFAS 141, “Business Combinations”. The results of operations of the acquired business have been included in the Company’s consolidated statements of income from the date of acquisition.  Proforma results of operations have not been provided, as they were not material to the Company on either an individual or aggregate basis.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2002	2001	2002	2001
Total revenues	$213,383	$200,168	$670,913	$633,761
Net income	3,910	6,553	15,713	21,867
Net income per share (basic)	.05	.10	.21	.32
Net income per share (diluted)	.05	.09	.21	.32

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

Salaries, wages and other direct costs for the three months ended September 30, 2002 were $154.7 million, or 72.5% of total revenue, compared to $129.4 million, or 69.3% of total revenue, for the three months ended September 30, 2001. The increase in direct costs is primarily attributable to the Metro and SignalTree acquisitions as mentioned previously. In addition, the increase in direct costs as a percentage is the result of declining revenue as well as the time delays and associated severance costs necessary to bring personnel resources in alignment with revenue. The Company’s gross margins for the three months ended September 30, 2002 were 27.5%, as compared to 30.7% during the three months ended September 30, 2001. The decrease in gross margins reflects continuing softness in the demand for IT services resulting in lower billing rates and utilization of billable personnel as well as ongoing costs associated with employee severance.

For the nine months ended September 30, 2002, salaries, wages and other direct costs were $474.5 million, or 71.8% of total revenue, compared to $412.4 million, or 69.7% of total revenue, for the first nine months of 2001. The increase in direct costs is primarily attributable to the Metro and SignalTree acquisitions as mentioned previously. The Company’s gross margins for the nine months ended September 30, 2002 were 28.2%, as compared to 30.3% during the nine months ended September 30, 2001. The numbers reflect similar trends, such as softness in demand for IT services and lower billing rates and utilization of billable personnel, as those cited for the quarter over quarter comparisons.

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

As part of its acquisition of Metro Information Services, Inc., the Company identified approximately $15 million in redundant annualized SG&A expenses and expects to realize at least $11 million of these savings during the second half of 2002.  During the first quarter of 2002, the Company completed the integration of Metro’s corporate functions with its own, and during the second quarter of 2002, the Company completed the consolidation and relocation of overlapping branch offices. During the second quarter of 2002, the Company also integrated U.S.-based operations acquired from SignalTree Solutions with its own.  During the quarter ended September 30, 2002, the Company integrated all corporate functions of SignalTree into its corporate headquarters in Boston, Massachusetts. During the fourth quarter, the Company will be evaluating costs associated with real estate and related fixed assets, as a result of acquisitions, analyzing assumptions with respect to previous restructuring charges and evaluate costs associated with workforce reductions. It is expected that the Company will take a charge to earnings as a result of these actions. The amount of the charge is expected to be in the range of $ 9 to $ 12 million.

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

Liquidity and Capital Resources

The Company’s cash and investments at the quarter ended September 30, 2002 was $66.1 million, down from $69.4 million at the quarter ended June 30, 2002 and down from $ 184.8 million from the third quarter of 2001.The decrease in cash year over year was primarily attributable to the Company’s repurchase of its common stock along with the cost of the Metro acquisition of $ 65.9 million, which occurred in November 2001 and the cost of the SignalTree acquisition of $ 68.2 million, which occurred in March of 2002.

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

On October 25, 2002, the Board of Directors authorized the Company to repurchase an additional 5 million shares of its common stock over the next 12 months.  The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and economic conditions and other factors. The repurchase program will be funded using the Company’s cash reserves.  Between May 1999 and October 25, 2002, the Company has invested $144.7 million to repurchase 9,894,300 shares of its common stock under six separate authorizations. In addition to the repurchase authorizations, the board approved the Company’s participation as a guarantor with respect to a $ 300,000 line of credit for Innovate EC, an entity in which the Company acquired a small equity position as a result of a previous acquisition.

During the quarter ended September 30, 2002, the Company paid $ 2.2 million associated with restructuring charges from previous years. Refer to Note 5 to the unaudited condensed consolidated financial statements for a summary of the restructuring activity.

During the quarter ended September 30, 2002, the Company completed an acquisition of a business complementary to the Company’s business strategy. The Company purchased all of the stock of the acquired business at a total cost of $ 6.2 million, consisting of $ 2.9 million in cash along with a Note Payable for additional $ 3.0 million and the remaining balance related to transaction costs. The Note payable has an initial term of one year and may be settled, at the option of the holder, through cash payments or through services rendered by the Company to the holder. Based upon certain earn-out targets and other criteria, future consideration related to the acquisition could amount to $ 6.9 million.

Net cash provided from operations for the quarter ended September 30, 2002 was $33.2 million, compared to $ 8.4 million for the second quarter. This increase in net cash is primarily the result of the Company continuing its efforts to decrease day sales outstanding. The Company is focused on optimizing its cash flow in order to fund its share repurchase program, potential mergers and acquisitions, and to build long-term shareholder value.

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

Keane, Inc. and Subsidiaries

Part II- Other Information

Item 1.  Legal Proceedings

In April 1998, United Services Planning Association, Inc. and Independent Research Agency for Life Insurance, Inc. filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98) against the Company and two of its employees alleging that the Company misrepresented its ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project.  The parties are currently engaged in conducting discovery and it is not likely that the case will go to trial before the fall of 2003.  The plaintiffs seek monetary relief.  The Company believes that it has meritorious defenses to the plaintiff’s complaint and intends to contest the claims vigorously.  At this juncture, it is impossible to estimate with any reasonable degree of accuracy the likelihood of either party succeeding on its claims or defenses.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC. (Registrant)

Date November 20, 2002	/s/	Brian T. Keane
Brian T. Keane
President and Chief Executive Officer

Date November 20, 2002	/s/	John J. Leahy
John J. Leahy
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Brian T. Keane, certify that:

1.               I have reviewed this quarterly report on Form 10-Q/A of Keane, Inc.;

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

/s/ Brian T. Keane
Dated: November 20, 2002	Brian T. Keane
President and Chief Executive Officer

I, John  J. Leahy, certify that:

7.               I have reviewed this quarterly report on Form 10-Q/A of Keane, Inc.;

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

/s/ John J. Leahy
Dated: November 20, 2002	John J. Leahy
Senior Vice President – Finance and Chief Financial Officer