Form 10-K
period 2002-12-31
KEANE INC
filed 2003-03-26
CIK 54883

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7516

KEANE, INC
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-2437166 (I.R.S. Employer Identification Number)
100 City Square, Boston, Massachusetts (Address of Principal Executive Offices)	02129 (Zip Code)

Registrant's telephone number, including area code: (617) 241-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.10 par value	Name of Each Exchange on Which Registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of the common stock on the AMEX on June 28, 2002, was $749,037,388. As of March 7, 2003, 68,331,059 shares of common stock, $.10 par value per share, and 284,599 shares of class B common stock, $.10 par value per share, were issued and outstanding.

        Documents Incorporated by Reference. The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 28, 2003. The information required in response to Items 10–13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I

        This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words "believes," "anticipates," "plans," "expects," and similar expressions may be forward-looking statements. However, Keane cautions investors not to place undue reliance on any forward-looking statements in this Report because these statements speak only as of the date when made. Keane undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth under the caption "Certain Factors That May Affect Future Results."

ITEM 1.    BUSINESS

OVERVIEW

        Keane, Inc. (collectively with its subsidiaries, "Keane" or "the Company," unless the context requires otherwise) is a leading provider of Information Technology (IT) and business consulting services. In business since 1965, Keane's mission is to help clients optimize the performance of their IT organizations. The Company helps clients improve business performance by planning, building, managing, and rationalizing application software through its Business Consulting, Application Development and Integration (AD&I), and Application Development and Management Outsourcing (Applications Outsourcing) services.

        Keane delivers its services through an integrated network of local branch offices in North America and the United Kingdom, and through Advanced Development Centers (ADCs) in the United States, Canada, and India. This global delivery model enables Keane to provide its services to customers on-site, at its near-shore facilities in Canada, and through its offshore development centers in India. Branch offices work in conjunction with the Company's business consulting arm, Keane Consulting Group (KCG), and are supported by centralized Strategic Practices and Quality Assurance Groups.

        Keane's clients consist primarily of Global 2000 companies across every major industry, healthcare organizations, and government agencies. Keane strives to build long-term relationships with customers by providing a broad range of service offerings that enable clients to optimize their portfolio of software applications throughout their useful life. Keane also achieves recurring revenue as a result of its multi-year outsourcing contracts and its focus on process, management disciplines, and metrics as a means to consistently generate high business value for its customers.

        Keane is a Massachusetts corporation headquartered in Boston. Its common stock is traded on the American Stock Exchange under the symbol KEA. Keane maintains a website with the address www.keane.com. Keane is not including the information contained in its website as part of, or incorporating it by reference into, this annual report on Form 10-K. Keane makes available, free of charge, through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after Keane electronically files these materials with, or otherwise furnishes them to, the Securities and Exchange Commission.

        Keane's registered trademarks include EZ-Access®. Keane's trademarks include: Keane, Enterprise Application Integration, Keane InSight and VistaKeane. Keane's registered service marks include: Applications RationalizationSM Service and Application Lifecycle OptimizationSM Services. Keane's service marks include: Application Development and Integration services and Application

Development and Management Outsourcing Services. All other trademarks, service marks, or tradenames referenced in this Form 10-K are the property of their respective owners.

SERVICES

        Keane helps clients plan, build, manage, and rationalize their application software. Specifically, Keane focuses on three synergistic service offerings: Business Consulting, Application Development and Integration (AD&I), and Applications Outsourcing, which is Keane's flagship service offering. As part of its Build services, the Company also provides a full-line of healthcare information systems and related IT consulting and IT integration services for healthcare organizations. Keane believes its broad range of services position it as a strategic partner to clients, enabling it to identify and implement comprehensive solutions that meet clients' specific business requirements.

Business Consulting (Plan services)

        Keane's business consulting services play an important role in the Company's ability to help clients align their businesses for today's economy. Business Consulting revenue is reported within the Company's Plan sector. The Company provides its business consulting services through Keane Consulting Group (KCG), the Company's business and management consulting arm. KCG helps companies maximize productivity, reduce costs, and create capacity for future growth by identifying high-value business opportunities and implementing its operations improvement recommendations. In addition, KCG enables customers to lower costs and improve the flexibility and scalability of their IT assets through Keane's Applications Rationalization Service. As part of this service, the Company analyzes a client's applications portfolio and helps the company to identify and eliminate software with redundant functionality, end-of-life systems, and software that uses non-core technology.

        KCG delivers its services by taking a broad view of business processes, organizational design, and technology architecture. KCG provides operations improvement services in four core competency areas: insurance and financial services, manufacturing and distribution, technology, and public sector services. Typical KCG client engagements include: streamlining customer processes and operations, optimizing supply chains, and aligning IT and business strategies. KCG helps Keane develop strong relationships with senior business executives because their assignments often involve work for these decision makers who may, in the future, request that the Company perform critical services. In addition, KCG consulting engagements can lead to follow-on IT projects as clients rely on Keane to support an idea or concept from its genesis through implementation and eventual management.

Application Development and Integration (AD&I) (Build services)

        As application software becomes more complex, it requires sophisticated integration between front-end and back-end systems to enhance access to critical corporate data, enable process improvements, and improve customer service. Many of Keane's AD&I projects focus on solutions for Enterprise Application Integration (EAI), supply chain, and customer service problems. AD&I revenue is reported within the Company's Build sector.

        As a result of its significant expertise and experience, Keane has become a top-tier provider of large, complex software development and integration projects for Global 2000 companies. The Company also provides AD&I services to the public sector, which includes agencies within the United States Federal Government, various states, and other local government entities.

        Given the recent economic downturn, many clients have deferred investments in new information systems. As a result, Keane has concentrated its short-term marketing efforts on helping clients to better integrate and enhance existing applications, and on projects that rapidly improve efficiency and immediately lower costs.

        Keane believes that it is well positioned to capture large-scale AD&I projects from both the commercial and public sector markets due to its core competencies in project management, integration, and global delivery. The Company anticipates that these competencies, together with its long-term relationships with Global 2000 companies, particularly those clients for which Keane provides Applications Outsourcing services, will enable it to benefit from an economic recovery and an increase in spending on information technology.

Application Development and Management Outsourcing (Applications Outsourcing) (Manage services)

        Keane's Applications Outsourcing service helps clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. Application Outsourcing revenue is reported within the Company's Manage sector. Under this service offering, Keane assumes responsibility for managing a client's business applications with the goal of instituting operational efficiencies that enhance flexibility, freeing up client personnel resources, and achieving higher user satisfaction.

        Keane seeks to obtain competitive advantages in the application outsourcing market by targeting its Global 2000 client base and generating measurable client business benefit. The Company achieves this client benefit through the use of its world-class methodologies, continuous process improvement, and its global delivery model. On March 15, 2002, Keane acquired SignalTree Solutions, a United States-based corporation with offshore development capabilities in India. The addition of SignalTree Solutions' delivery capability, now called Keane India Ltd., expanded Keane's delivery model to include two Advanced Development Centers (ADCs) in India. Keane's global delivery model now offers customers the flexibility and economic advantage of allocating work between a variety of delivery options, including on-site at a client's facility, near-shore in Halifax, Nova Scotia, and offshore in India. Keane believes the addition of offshore ADCs strengthens its Applications Outsourcing offering.

        Forty-three of the Company's Applications Outsourcing engagements have been independently assessed at Level 3 or 4 on the Software Engineering Institute's (SEI) Capability Maturity Model (CMM). In addition, Keane's ADCs in India, located in Hyderabad and Delhi, are independently evaluated at Level 5 on the SEI CMM and comply with ISO 9001: 2000 standards. Keane's ADC in Halifax, Nova Scotia, has been independently evaluated at Level 3 on the SEI CMM, and is transitioning its processes in alignment with SEI CMM Level 5. The SEI CMM has five levels of process maturity, and many IT organizations typically operate at Level 1, the lowest level of maturity. Since 1997, Keane has used the SEI CMM as a standard for objectively measuring its success in improving its clients' application management environments. The SEI CMM has become the industry's standard method for evaluating the effectiveness of an IT environment and the process maturity of outsourcing vendors.

        Applications Outsourcing provides Keane with larger, longer-term contracts. These client engagements usually span three-to-five years. Outsourcing projects typically supply Keane with contractually-obligated recurring revenue, and with an incumbent position from which to cross-sell other solutions. The Company has observed historically that consistently providing measurable business value within an existing client account strongly positions it to win additional outsourcing engagements and development and integration projects.

Healthcare Solutions (Build services)

        Keane's Healthcare Solutions Division (HSD) develops and markets a complete line of open-architecture financial management, patient care, clinical operations, enterprise information, long-term care, and practice management systems for healthcare organizations. In addition, HSD provides healthcare-related IT consulting, outsourcing, and IT integration services. Because the healthcare market is less cyclical in nature than most of the commercial IT market, Keane's HSD business compliments the Company's commercial AD&I revenue and typically acts as a stabilizing influence on Build revenue during periods of slower economic growth. HSD revenue is reported within Keane's AD&I (Build) sector.

        HSD's products help healthcare organizations overcome the challenge of providing higher quality patient care while administering more efficient operations through the use of information technology. HSD's core healthcare solutions include EZ-Access, Keane InSight, and VistaKEANE. EZ-Access is a browser-based family of healthcare information systems designed to improve access to patient data, reduce the occurrence of medical errors, and protect client investment in information technology. EZ-Access includes Keane's highly rated and widely installed Patcom Plus, a patient management system. Keane InSight is a comprehensive healthcare information system that provides immediate access to patient information using secure, browser-based technology. VistaKEANE is a fully integrated financial and clinical solution for long-term and post-acute care providers. HSD's customers include integrated delivery networks, hospitals, long-term care facilities, and physician group practices. HSD currently provides proprietary software and services to more than 300 hospital-based clients and 4,300 long-term care facilities throughout the United States.

        In addition, Keane's broad range of services help healthcare clients address ongoing Health Insurance Portability and Accountability Act (HIPAA) requirements. HIPAA is Federal legislation designed to improve efficiency in the national healthcare system and protect the privacy of health information. It is expected to have far-reaching implications on the healthcare industry's IT infrastructure and business operations. The Company's HIPAA related services include Enterprise Assessment and Planning, Compliance Implementation, and Ongoing Compliance Management.

STRATEGY

        Keane's vision is to be recognized as one of the world's great IT services firms by its clients, employees, and shareholders. The Company believes it can achieve this vision by leveraging its position as a provider of Application Lifecycle Optimization Services to build strong long-term relationships with clients. To support its customers in better managing their application portfolios over a long period of time, Keane's Application Lifecycle Optimization framework has three phases: Application Development, Application Management, and Applications Rationalization. Through its rigorous adherence to process management disciplines, and performance metrics, Keane believes it can deliver measurable business benefit to its clients, and ultimately grow per share value by consistently generating cash from operations.

        The Company has four major strategic priorities for 2003. Keane believes these strategic priorities will enable the Company to gain competitive strength during the current economic downturn, as well as to strongly position itself to take advantage of future increases in IT spending.

        Grow long-term per share value.    The Company is focused on continuing to increase operating cash flow, which it believes is the ultimate driver of valuation. The Company plans to use excess cash to repurchase shares and to complete attractive acquisitions. In order to maximize cash flow, the Company is focused on increasing revenue, improving operating margins, and continuing to aggressively manage its balance sheet. The Company believes that long-term revenue growth will be achieved by Keane's Applications Outsourcing business as well as the Company's strong position in less cyclical vertical industries such as healthcare and the public sector. The Company expects to increase its operating margins over the short-term by aggressively controlling its Selling, General, and Administrative (SG&A) spending and by improving billing rates and utilization as the economy recovers. Finally, Keane's ability to effectively manage its balance sheet, most notably Days Sales Outstanding (DSO) and capital spending, is expected to enable the Company to generate strong operating cash flow in the current economic climate.

        Expand offshore global delivery.    Global sourcing has become an important component of our clients' overall sourcing strategies. Use of offshore delivery enables clients to gain access to a large pool of cost-effective technical personnel, while enhancing productivity via a 24 hours a day, 7 days a week development approach. As a result, the Company believes offshore delivery is critical for success in today's IT services market. During 2002, Keane added an offshore sourcing component through its acquisition of SignalTree Solutions, now called Keane India Ltd. Keane India has over 20 years of experience servicing customers in North America and Europe and is known for its project management expertise and quality initiatives. During 2003, Keane plans to target both existing clients and new customers for development and outsourcing engagements that involve an offshore component. In addition, the Company plans to invest in and expand its two ADCs in India, as well as its ADC in Halifax, Nova Scotia, to support new opportunities. In addition to offshore solutions, components of Keane's next generation global delivery model include on-site and near-shore solutions.

        Strengthen position as leading provider of Applications Outsourcing services.    Industry analysts and clients recognize Keane as one of the leading application outsourcing vendors in North America. Given changes in customer buying behavior, Keane's ability to provide high-quality service to its clients has been significantly enhanced by the addition of an offshore delivery capability in India. As a result, Keane is intensifying its efforts during 2003 to position itself as a full lifecycle, global provider of outsourcing, and a means for clients to gain the economic advantage of offshore delivery while reducing their associated risks. The Company also seeks opportunities to proactively target its existing customer base of Global 2000 customers to cross-sell its Applications Outsourcing service.

        Improve Organizational Effectiveness and operational leverage.    Keane endeavors to continuously build its sales and management team by hiring, developing, and retaining high-potential employees. During 2003, Keane plans to add high-potential personnel resources to further strengthen its sales and management team. In addition, Keane plans to enhance its sales and management processes as well as its information systems to boost the effectiveness of these critical functions. Keane is currently implementing a PeopleSoft suite of enterprise software applications, which when completed and installed, will provide real-time data on sales pursuits and significant sales trends. In addition, during 2003, Keane plans to better align its internal focus, measurement processes, and compensation systems to promote a high performance culture, encouraging intra-company cooperation, and create a more positive and supportive work environment for its employees. The Company anticipates that the results of these efforts will be the elimination of bureaucracy, a more efficient response system to client needs, and an increased focus on client satisfaction.

COMPETITION

        The IT services market is highly competitive and driven by continual changes in client business requirements and advances in technology. The Company's competition varies by the type of service provided and by geographic markets.

        The Company competes with traditional players in the IT services industry, including large integrators (such as Accenture (ACN), Electronic Data Systems (EDS), Computer Sciences Corporation (CSC), IBM Global Services (IBM), and Perot Systems (PER)); IT solutions providers (such as Sapient Corporation (SAPE), American Management Systems (AMSY), BearingPoint (BP), and Ciber (CBR)); and management consulting firms (such as McKinsey and Booz Allen). Some of these competitors are larger and have greater financial resources than the Company.

        The Company believes that the basis for competition in the IT services industry includes the ability to create an integrated solution that best meets the needs of an individual customer, provide competitive cost pricing models, develop strong client relationships, generate recurring revenue, and offer flexible client-service delivery options. The Company believes that it competes favorably with respect to these factors. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

CLIENTS

        Keane's clients consist primarily of Global 2000 organizations, government agencies, and healthcare organizations. These organizations generally have significant IT budgets and frequently depend on service providers for Application Lifecycle Optimization services.

        In 2002, the Company derived its revenue from the following industry groups:

Industry	Percentage of Revenue
Financial services	20.2%
Manufacturing	19.8%
Government	18.5%
Healthcare	17.8%
High Technology/Software	8.1%
Energy/Utilities	6.5%
Retail/Consumer goods	4.7%
Other	2.7%
Telecommunications	1.7%

        The following table is a representative list of clients for which Keane provided services in 2002:

3M Corporation	Massachusetts General Hospital
Allmerica	MemorialCare
American Honda Motors	Miller Brewing
Aon	State of Missouri
AT&T Corporation	Moody's Investor Services
AXA	MPO
Baylor Health Care System	NOAA
Biogen	New York State Division of Budget
Blue Cross & Blue Shield of South Carolina	State of North Carolina
Britannic	PacifiCare
Carrier	PBGC
City of Chicago	Pfizer
Countrywide Home Loans	Procter & Gamble Company
Crawford & Company	Prudential
CSX Technologies	PSE&G
Defense Commissary Agency	Putnam Investments
Defense Logistics Agency	Royal & Sun Alliance
DEA	Square D
District of Columbia	State Street Bank & Trust
Exxon Corporation	SUPERVALU
Fidelity	State of Tennessee
First National Bank	Toyota
State of Florida	Tufts Health Plan
Gateway	Unipart
GEICO	United States Air Force
General Electric Company	United States Customs Service
GMAC	United States Marine Corps
Great American Insurance	United States State Department
HBOS	Unisys
HealthSouth	Wachovia
State of Indiana	Warner Bros.
International Business Machines Corporation	Wawa
Invacare	Whirlpool Corporation
Legal & General	The Williams Companies, Inc.
State of Maine	Zurich Financial Services Group
State of Maryland

        Keane's ten largest clients accounted for approximately 29% and 32% of the Company's total revenue during each of the years ended December 31, 2002 and 2001, respectively. The Company's two largest clients during 2002 and 2001 were various agencies within the Federal Government and IBM. Federal Government contracts accounted for approximately 7.6% and 6.9% of the Company's total revenue in 2002 and 2001, respectively. IBM accounted for approximately 4.4% and 6.5% of the Company's total revenue for 2002 and 2001, respectively. A significant decline in revenue from IBM or the Federal Government would have a material adverse effect upon the Company's total revenue. With the exception of IBM and the Federal Government, no single client accounted for more than 5% of the Company's total revenue during any of the three years ended on or before December 31, 2002.

        In accordance with industry practice, many of the Company's orders are terminable by either the client or the Company on short notice. Moreover, any and all orders relating to the Federal Government may be subject to renegotiation of profits or termination of contract or subcontractors at the election of the Federal Government. The Company had orders at December 31, 2002 of approximately $1.46 billion, in comparison to orders of approximately $843 million at December 31, 2001. Because Keane's clients can cancel or reduce the scope of their engagements on short notice, the Company does not believe that backlog is a reliable indication of future business.

SALES, MARKETING AND ACCOUNT MANAGEMENT

        Keane markets its services and software products through its direct sales force, which is based in its branch offices and regional areas, as well as through its Applications Outsourcing Corporate Practice. Keane's account executives are assigned to a limited number of accounts so they can develop an in-depth understanding of each client's individual needs and form strong client relationships. Under the direction of Regional Sales Vice Presidents, these account executives identify IT services needs within clients and are responsible for creating a solution that meets these requirements better than any other alternative. In addition, account executives ensure that clients receive responsive service that achieves their objectives. Account executives receive in-depth training in Keane's sales processes and service offerings and are supported by enterprise knowledge management systems in order to efficiently share organizational learning. Account executives collaborate with Keane's Applications Outsourcing Practice, other branch offices, and Global Services Group as needed to address specialized customer requirements.

        Keane's Applications Outsourcing Practice employs specialized senior sales professionals to respond to client requirements and to pursue and close large, strategic outsourcing engagements. Applications Outsourcing engagements provide a strong base of recurring revenue and afford the opportunity to cross-sell Keane's other strategic services.

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

EMPLOYEES

        On December 31, 2002, Keane had 7,331 employees, including 6,175 business and technical professionals whose services are billable to clients. The Company sometimes supplements its technical staff by utilizing subcontractors.

        Management believes Keane's growth and success are dependent on the caliber of its people and will continue to dedicate significant resources to hiring, training and development, and career advancement programs. Keane's efforts in these areas are grounded in the Company's core values, namely respect for the individual, commitment to client success, achievement through teamwork, integrity, continuous improvement, and commitment to shareholder value. Keane strives to hire, promote, and recognize individuals and teams who embody these values.

        The Company generally does not have employment contracts with its key employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.    PROPERTIES

        The principal executive office of the Company as of December 31, 2002, was located at Ten City Square, Boston, Massachusetts 02129, in an approximately 34,000 square foot office building which is leased from City Square Limited Partnership. Some of the Company's officers and directors are limited partners in this partnership. (See Item 13 "Certain Relationships and Related Transactions)." At December 31, 2002, the Company leased and maintained sales and support offices in more than seventy locations in North America, the United Kingdom, and India. The aggregate annual rental expense for the Company's sales and support offices was approximately $27.7 million in 2002. The aggregate annual rental expense for all of the Company's facilities was approximately $30.8 million in 2002. For additional information regarding the Company's lease obligations, see Note J of Notes to Consolidated Financial Statements.

        In October 2001, the Company entered into a lease with Gateway Developers LLC ("Gateway LLC") for a term of twelve years, pursuant to which the Company agreed to lease approximately 95,000 square feet of office and development space in a building located at 100 City Square in Boston, Massachusetts (the "New Facility"). The Company leases approximately 57% of the New Facility and the remaining 43% is or will be occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of the Company, and his immediate family members.

        On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan with Citizens Bank of Massachusetts (the "Gateway Loan") in connection with the New Facility and an adjacent building located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan. Stephen D. Steinour, a director of the Company, is Chief Executive Officer of Citizens Bank of Pennsylvania. Citizens Bank of Massachusetts and Citizens Bank of Pennsylvania are subsidiaries of Citizens Financial Group, Inc. Mr. Steinour was not involved in the process of approving the loan.

        The Company began occupying the New Facility and vacating its offices at Ten City Square in March 2003. Based upon its knowledge of rental payments for comparable facilities in the Boston area, the Company believes that the rental payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time the Company entered into the lease, as favorable to the Company as those which could have been obtained from an independent third party.

ITEM 3.    LEGAL PROCEEDINGS

        In April 1998, United Services Planning Association, Inc. and Independent Research Agency for Life Insurance, Inc. filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98) against the Company and two of its employees alleging that the Company misrepresented its ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project. The parties are currently engaged in discovery. It is not likely that the case will go to trial before the fall of 2003. The plaintiffs seek monetary relief. The Company believes that it has a meritorious defense to the plaintiff's complaint and intends to contest the claims vigorously. However, the Company is presently unable to assess the likely outcome of the matter.

        On September 25, 2000, the United States Equal Employment Opportunity Commission ("EEOC") commenced a civil action against the Company in the United States District Court for the

District of Massachusetts alleging that the Company discriminated against former employee Michael Randolph and other unspecified "similarly-situated individuals" by acts of racial harassment, retaliation and constructive discharge. This matter was settled and dismissed, and a consent decree entered by the Court, in May 2002. This settlement was not material to the Company's financial position or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2002.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:    The executive officers and directors of the Company are as follows:

Name	Committee	Age	Position
John F. Keane	(3)(4)	71	Chairman of the Board and Director
Brian T. Keane		42	President, Chief Executive Officer and Director
John J. Leahy		45	Senior Vice President of Finance and Chief Financial Officer
Donald E. Hillier		55	Senior Vice President of Human Resources
Robert B. Atwell		54	Senior Vice President
Russell A. Cappellino		61	Senior Vice President
Raymond W. Paris		65	Senior Vice President
Laurence D. Shaw		41	Senior Vice President
Linda B. Toops		48	Senior Vice President
Maria A. Cirino	(1)(2)	39	Director
John H. Fain	(3)(4)	54	Director
Philip J. Harkins	(2)(3)(4)(5)	55	Director
Winston R. Hindle, Jr.	(1)(3)(4)(5)	72	Director
John F. Keane, Jr.	(3)(4)	43	Director
John F. Rockart	(1)(2)(5)	71	Director
Stephen D. Steinour	(1)(2)	44	Director

(1)
Audit Committee
(2)
Compensation Committee
(3)
Former Governance and Nominating Committee (The Company had, until February 2003, a Governance and Nominating Committee. The Governance and Nominating Committee was reconstituted in February 2003 into two separate committees, a Nominating Committee and a Governance Committee.)
(4)
Governance Committee
(5)
Nominating Committee

        All Directors hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

        Mr. John Keane, the founder of the Company, has been Chairman of the Board of Directors since the Company's incorporation in March 1967. Mr. Keane served as Chief Executive Officer and President of the Company from 1967 to November 1999. Prior to joining the Company, Mr. Keane worked for IBM's Data Processing Division and was employed as a consultant by Arthur D. Little, Inc., a Cambridge, Massachusetts management consulting firm. Mr. Keane is also a director of Firstwave Technologies, Inc. and APC, Inc.

        Mr. Brian Keane joined the Company in 1986 and has served as the Company's President and Chief Executive Officer since November 1999. From September 1997 to November 1999, Mr. Keane served as Executive Vice President and a member of the Office of the President of the Company. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From July 1992 to December 1994, Mr. Keane served as a Business Area Manager, and from January 1990 to July 1992, he served as a Branch Manager. Mr. Keane has been a director of the Company since May 1998. Mr. Keane has served as a trustee of Mount Holyoke College since May 2000. Brian Keane is a son of John Keane, the founder, and Chairman of the Company, and the brother of John Keane, Jr., a director.

        Mr. Leahy joined the Company in August 1999 as Senior Vice President—Finance and Administration and Chief Financial Officer. From 1982 to August 1999, Mr. Leahy was employed by PepsiCo, during which time he held a number of positions, serving most recently as Vice President of Business Planning and Development for Pepsi-Cola International.

        Mr. Hillier joined the Company in July 2002 as Senior Vice President, Human Resources. From June 1999 to February 2002, Mr. Hillier was Senior Vice President of Human Resources for CGU/One Beacon, an insurance company. From June 1990 to May 1999, Mr. Hillier served as Senior Vice President of Human Resources and Operations for Zurich Financial Services Group.

        Mr. Atwell joined the Company in 1974 and served as a Branch Manager from 1974 to 1985 and as head of Seminars Projects & Services (SPS), formerly Productivity Management Services Group (PMSG), from 1985 to 1986. Mr. Atwell left the Company from 1986 to 1991. During that time, he served as Regional Sales Vice President for Palladian Software, Vice President of Sales for Applied Expert Systems, Vice President of Sales and Marketing for Access Development Corporation, and Vice President of Broadway and Seymour. In 1991, Keane acquired Broadway and Seymour and appointed Mr. Atwell Managing Director of the Company's Raleigh/Durham Branch. Since that time, Mr. Atwell has served as Area Manager from 1993 to 1994, Area Vice President from 1995 to 1999, and Senior Vice President of North American Branch Operations from 1999 to present.

        Mr. Cappellino joined the Company as Senior Vice President, Offshore Solutions in March of 2002. From 1995 to March 2002, Mr. Cappellino served as Chairman and CEO of SignalTree Solutions, Inc. From 1993 to 1995, Mr. Cappellino was President of Network Solutions and Vice President/General Manager of Worldwide Telecommunications Marketing at Tandem Computers.

        Mr. Paris joined the Company in November 1976. Mr. Paris has served as Senior Vice President—Healthcare Solutions since January 2000 and as Vice President and General Manager of the Healthcare Solutions Practice from August 1986 to January 2000. Mr. Paris also served as Area Manager of the Healthcare Solutions Practice from 1981 to 1986.

        Mr. Shaw joined the Company in September 2002 as Senior Vice President and Managing Director of Keane Ltd. From 1996 to September 2002, Mr. Shaw was employed by Headstrong, a global restructuring corporation, during which time he held a number of positions, serving most recently as Chief Operating Officer of European Operations.

        Ms. Toops joined the Company in August of 1992. Ms. Toops has served as President of Keane Consulting Group (KCG) and Senior Vice President of Keane, Inc. since June 2000. From 1992 to June 2000, Ms. Toops served as Executive Vice President of KCG. From 1977 through 1992, Ms. Toops held a variety of sales and management positions within the IBM Corporation.

        Ms. Cirino has been a director of the Company since July 2001. Since 2000, Ms. Cirino has held the position of CEO and Chairman of Guardent, Inc., a managed security services corporation. Prior to 2000, Ms. Cirino served as Vice President of Sales and Marketing for Razorfish, an internet company. From 1997 to 1999, Ms. Cirino held the same position of Vice President of Sales and Marketing for I-cube, an internet company, which was acquired by Razorfish in October of 1999. Prior to 1997, Ms. Cirino held the position of Vice President of Sales for Shiva Corporation, a developer of remote access products for enterprise networks.

        Mr. Fain has been a director of the Company since November 2001 and served as Senior Vice President of the Company from November 2001 through March 2002. Prior to joining the Company, Mr. Fain was the founder, Chief Executive Officer and Chairman of the Board of Directors of Metro Information Services, which was acquired by the Company in November 2001. Mr. Fain's role at Metro Information Services also included serving as President until January 2001 and Chairman of the Compensation Committee until February 1999.

        Mr. Harkins has been a director of the Company since February 1997. Mr. Harkins is currently the President and Chief Executive Officer of Linkage, Inc., an organizational development company founded by Mr. Harkins in 1988. Prior to 1988, Mr. Harkins was Vice President of Human Resources of the Company.

        Mr. Hindle has been a director of the Company since February 1995. Mr. Hindle is currently retired. From September 1962 to July 1994, Mr. Hindle served as a Vice President and, subsequently, Senior Vice President of Digital Equipment Corporation. Mr. Hindle is also a director of Mestek, Inc. and CareCentric, Inc.

        Mr. John Keane, Jr. has been a director of the Company since May 1998. Mr. Keane is the founder of ArcStream Solutions, Inc., a consulting and systems integration firm focusing on cable and wireless solutions, and has been its President and Chief Executive Officer since July 2000. From September 1997 to July 2000, he was Executive Vice President and a member of the Office of the President of the Company. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From January 1994 to December 1994, Mr. Keane served as a Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. John Keane, Jr. is a son of John Keane, the founder and Chairman of the Company, and a brother of Brian Keane. Mr. Keane is also a director of Ezenia! Inc., a collaboration software company.

        Dr. Rockart has been a director of the Company since the Company's incorporation in March 1967. Dr. Rockart has been a Senior Lecturer Emeritus at the Alfred J. Sloan School of Management of the Massachusetts Institute of Technology (MIT) since July 2002. Dr. Rockart served as a Senior Lecturer at the Alfred J. Sloan School of Management of MIT from 1974 to July 2002 and was the Director of the Center for Information Systems Research from 1976 to 2000. Dr. Rockart is also a director of Comshare, Inc. and Selective Insurance Group.

        Mr. Steinour has been director of the Company since July 2001. Since July 2001, Mr. Steinour has served as the Chief Executive Officer of Citizens Bank of Pennsylvania. From January 1997 to July 2001, Mr. Steinour served as Vice Chairman of Citizens Financial Group, a commercial bank holding company. From October 1992 to December 1996, Mr. Steinour served as the Executive Vice President and Chief Credit Officer of Citizens Wholesale Banking Group of Citizens Financial Group.

        Compensation of the Company's non-employee directors currently consists of an annual directors' fee of $4,000 plus $1,000 and expense reimbursement for each meeting of the Board of Directors attended. Effective for the annual directors term beginning with the Company's 2003 Annual Meeting of Stockholders, the compensation of the members of the Board of Directors will be as follows:

Compensation	Amount
Annual retainer	$20,000
Additional compensation:
Fee per Board Meeting	2,000
Annual fee for Chairperson of Nominating Committee	5,000
Annual fee for Chairperson of Governance Committee	5,000
Annual fee for Chairperson of Compensation Committee	15,000
Annual fee for Chairperson of Audit Committee	25,000
Committee meetings and telephonic meetings of the Board	No additional fee (part of annual retainer)
Initial stock option grant for a new Director	10,000 shares of common stock to be granted on the date of election. Such options shall vest in 3 equal annual installments and the exercise price shall be the closing price of the Company's common stock on the American Stock Exchange on the date of grant.
Annual stock option grant	5,000 shares of common stock to be granted on the date of the Annual Meeting. Such options shall vest in 3 equal annual installments and the exercise price shall be the closing price of the Company's common stock on the American Stock Exchange on the date of grant.

        The compensation of the Company's non-employee directors is determined on an approximate fifty-two week period (the "Annual Directors Term") that runs from annual meeting date to annual meeting date rather than on a calendar year. A director may elect to receive his or her annual fee or meeting attendance fees for an Annual Directors Term in the form of shares of common stock in lieu of cash payments. If a director elects to receive shares of common stock in lieu of cash as payment for the annual fee or meeting attendance fees, the number of shares to be received by the director will be determined by dividing the dollar value of the annual fee or the meeting attendance fees owed by the closing price of Keane's common stock as reported on the American Stock Exchange on the last day of the Annual Directors Term.

        Directors generally make their elections as to the form of compensation for his or her annual fee or meeting attendance fees in July of each year and such election is valid for the Annual Directors Term beginning in the calendar year in which the election is made.

        Non-employee directors are also eligible to receive stock options under the Company's stock incentive plans. During 2002, the Company did not grant stock options to non-employee directors. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's authorized capital stock consists of 200,000,000 shares of common stock, $.10 par value per share; 503,797 shares of class B common stock, $.10 par value per share; and 2,000,000 shares of Preferred Stock, $.01 par value per share. As of March 7, 2003, there were 68,331,059 shares of common stock outstanding and held of record by approximately 2,843 registered stockholders; 284,599 shares of class B common stock outstanding and held of record by approximately 108 registered stockholders; and no shares of preferred stock outstanding.

COMMON STOCK AND CLASS B COMMON STOCK

        Voting.    Each share of common stock is entitled to one vote on all matters submitted to stockholders and each share of class B common stock is entitled to ten votes on all matters submitted to stockholders. The holders of common stock and class B common stock vote as a single class on all actions submitted to a vote of the Company's stockholders, except that separate class votes of the holders of common stock and class B common stock are required with respect to amendments to the articles of organization that alter or change the powers, preferences, or special rights of their respective classes or as to affect them adversely, and with respect to such other matters as may require class votes under Massachusetts law. Voting for directors is non-cumulative.

        As of March 7, 2003, the class B common stock represented less than 1.0% of the Company's outstanding equity, but had approximately 4.0% of the combined voting power of the Company's outstanding common stock and class B common stock. The voting rights of the class B common stock may make Keane less attractive as the potential target of a hostile tender offer or other proposal to acquire the stock or business of Keane and render merger proposals more difficult, even if such actions would be in the best interests of the holders of the common stock.

        Dividends and Other Distributions.    The holders of common stock and class B common stock are entitled to receive ratably such dividends, if any, as may be declared by Keane's Board of Directors, out of funds legally available therefore, except that the Board of Directors may not declare and pay a regular quarterly cash dividend on the shares of class B common stock unless a non-cumulative per share dividend which is $.05 per share greater than the per shares dividend paid on the class B common stock is paid at the same time on the shares of common stock. In the event of a liquidation, dissolution, or winding up of Keane, holders of common stock and class B common stock have the right to ratable portions of Keane's net assets after the payment of all debts and other liabilities.

        Trading Markets.    Shares of class B common stock are not transferable by a stockholder except for transfers:

  •
  By gift,

  •
  In the event of the death of a stockholder, or

  •
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

        Other Matters.    The holders of common stock and class B common stock have no preemptive rights or, except as described above, rights to convert their stock into any other securities and are not subject to future calls or assessments by the Company. The common stock is listed on the American Stock Exchange under the symbol "KEA." All outstanding shares of common stock and class B common stock are fully paid and non-assessable. The rights, preferences, and privileges of holders of common stock and class B common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.

PREFERRED STOCK

        The Company's Articles of Organization authorize the issuance of up to 2,000,000 shares of Preferred Stock. Shares of Preferred Stock may be issued from time to time in one or more series, and the Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices, and liquidation preferences, of any series of Preferred Stock, and to fix the number of shares of any such series of Preferred Stock without any further vote or action by the stockholders. The voting and other rights of the holders of common stock and class B common stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

        The Company's common stock is traded on the American Stock Exchange under the symbol "KEA." The following table sets forth, for the periods indicated, the high and low sales price per share as reported by the American Stock Exchange.

Stock Price
Period	High	Low
2002
First Quarter	$19.18	$14.30
Second Quarter	16.82	12.30
Third Quarter	12.70	5.99
Fourth Quarter	10.10	5.29
2001
First Quarter	$18.75	$9.28
Second Quarter	22.00	11.40
Third Quarter	21.01	12.45
Fourth Quarter	20.05	13.25

        The closing price of the common stock on the American Stock Exchange on March 7, 2003 was $7.67.

        The Company has not paid any cash dividend since June 1986. The Company currently intends to retain all of its earnings to finance future growth and therefore does not anticipate paying any cash dividend in the foreseeable future. The Company's new $50.0 million credit facility with two banks contains restrictions that may limit its ability to pay cash dividends in the future.

        The Company's Articles of Organization restrict the ability of the Board of Directors to declare regular quarterly dividends on the class B common stock.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	First quarter	Second quarter	Third quarter	Fourth quarter
For the year ended December 31, 2002
Total revenues	$221,259	$226,062	$213,383	$212,499
Gross profit	63,426	64,157	58,669	56,904
Income (loss) before income taxes	9,254	9,200	6,517	(11,335)
Net income (loss)	5,553	5,521	3,910	(6,803)
Net income (loss) per share (basic)	0.07	0.07	0.05	(0.10)
Net income (loss) per share (diluted)	0.07	0.07	0.05	(0.10)
For the year ended December 31, 2001
Total revenues	$208,346	$196,995	$186,637	$187,181
Gross profit	63,197	59,208	57,223	51,648
Income (loss) before income taxes	14,211	11,256	8,908	(5,154)
Net income (loss)	8,454	6,698	5,302	(3,067)
Net income (loss) per share (basic)	0.12	0.10	0.08	(0.04)
Net income (loss) per share (diluted)	0.12	0.10	0.08	(0.04)

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

For the years ended December 31,	2002	2001	2000	1999	1998
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
Total revenues	$873,203	$779,159	$871,956	$1,041,092	$1,076,198
Operating income	10,357	19,753	27,921	116,466	170,187
Net income	8,181	17,387	20,354	73,074	96,349
Net income per share (basic)	0.11	0.25	0.29	1.02	1.36
Net income per share (diluted)	0.11	0.25	0.29	1.01	1.33
Weighted average common shares outstanding (basic)	74,018	68,474	69,646	71,571	71,053
Weighted average common share equivalents outstanding (diluted)	74,406	69,396	69,993	72,395	72,284
Balance Sheet Data:
Total cash and marketable securities	$68,255	$129,243	$115,212	$142,763	$129,229
Total assets	685,674	679,903	463,594	519,307	458,959
Total debt	45,647	15,357	8,616	11,403	3,930
Stockholders' equity	490,584	529,173	370,677	422,799	363,784
Book value per share	7.06	7.00	5.48	5.95	5.10
Number of shares outstanding	69,521	75,509	67,675	71,051	71,336
Financial Performance:
Total revenue growth (decline)	12.1%	(10.6)%	(16.2)%	(3.3)%	52.3%
Net margin	0.9%	2.2%	2.3%	7.0%	9.0%

All amounts prior to 1999 have been restated to reflect the acquisitions of Bricker & Associates, Inc., Icom Systems Limited, and Fourth Tier, Inc., which were accounted for as poolings-of-interests.

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

OVERVIEW

        Keane plans, builds, manages, and rationalizes application software through its Business Consulting, Application Development and Integration (AD&I), and Application Development and Management Outsourcing (Applications Outsourcing) services. Keane develops long-term relationships with customers by providing a broad range of service offerings delivered on a local basis through an integrated network of branch offices in North America and in the United Kingdom. Branch offices work in conjunction with the Company's business consulting arm, Keane Consulting Group (KCG), and are supported by centralized Strategic Practices. The practices focus on developing repeatable approaches to common customer needs and challenges and help to gather and institutionalize the Company's best practices. Branch offices are also supported by Advanced Development Centers

(ADCs) in the United States, Canada, and India, which enable the Company to further improve the efficiency and economic advantage of the services it provides customers.

        Given the recent economic downturn, many customers have deferred their investments in new information systems. As a result, Keane has concentrated its short-term efforts on helping customers to more efficiently manage their existing applications. This mix of services includes Applications Outsourcing and Applications Rationalization, a service that helps customers to identify and eliminate higher cost, non-core, and end-of-life applications. Applications Outsourcing is the Company's flagship service offering, because it represents a large, growing market, and provides Keane with long-term contracts and a high percentage of recurring revenue. Keane has also increased its focus on providing services to vertical markets, such as healthcare and the public sector, that have been less impacted by reductions in technology spending. In addition, the Company seeks to provide cost-effective services and to enhance its operating margins through the use of its near-shore Advanced Development Center in Halifax, Nova Scotia, and its offshore Advanced Development Centers in Hyderabad and Delhi, India. The Company acquired its offshore facilities as a result of its acquisition of SignalTree Solutions Holding, Inc. (SignalTree). The Company anticipates that use of its near-shore and offshore facilities will increase as a result of its focus on global delivery and the need of customers to continue to decrease costs associated with investments in technology. Finally, Keane has maintained tight control of its costs while executing a strategy that has created a business model with high operating leverage.

        In order for Keane to remain successful in the near term, Keane must continue to maintain and grow its client base, provide high quality service and satisfaction to its existing clients, and continue to take advantage of cross selling opportunities. In the current economic environment, Keane must also provide clients with service offerings that are appropriately priced, satisfy clients' IT needs, and provide clients with measurable business benefit.

        Keane believes that maximizing the generation of cash from operations is fundamental to building long-term per share value. To accomplish this, Keane believes that its ability to sell and deliver Applications Outsourcing and to cross-sell other services is critical to its long-term success. Attracting, retaining, and developing talented sales, management, and technical professionals is another essential component. In addition, the Company's ability to leverage Selling, General & Administrative (SG&A) expense over a broader base of revenue is crucial to increasing net income and cash provided from operations. Keane's management measures Keane's performance on a quarter by quarter and year-over-year basis by comparing plan, build, and manage revenues, Applications Outsourcing revenues, the number of billable personnel, gross margins, and SG&A as a percentage of revenues for such periods. Another key metric used by Keane's management is bookings, or new sales to customers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

        Keane recognizes revenue as services are performed or products are delivered in accordance with contractual agreements and generally accepted accounting principles. For general consulting engagements, revenue is recognized on a time and materials basis as services are delivered. For the majority of our outsourcing engagements, the Company provides a specific level of service each month for which it bills a standard monthly fee. Revenue for these engagements is recognized in monthly installments over the billable portion of the contract. These installments may be adjusted to reflect changes in staffing requirements and service levels consistent with terms of the contract.

        For fixed price engagements, revenue is recognized on a percentage of completion basis over the life of the contract. The Company uses estimated labor-to-complete to measure the percentage of completion. Percentage of completion recognition relies on accurate estimates of the cost, scope, and duration of each engagement. If the Company does not accurately estimate the resources required or the scope of the work to be performed, then future revenues may be negatively affected or losses on existing contracts may need to be recognized. All future anticipated losses are recognized in the period they are identified.

        Revenue associated with application software products is recognized as the software products are installed and as implementation services are delivered. Software maintenance fees on installed products are recognized on a pro-rated basis over the term of the agreement.

        For the majority of outsourcing engagements, the Company provides a specific level of service each month for which it bills a standard monthly amount. Revenue for these engagements can be recognized in monthly installments over the billable portion of the contract or on a time and materials basis. Installment amounts may be adjusted to reflect changes in staffing requirements or service level agreements. Costs of transitioning the employees and ensuring the Company meets required service level agreements may be capitalized over defined periods of time.

        In all consulting engagements, outsourcing engagements, and software application sales, the risk of issues associated with satisfactory service delivery exists. Although management believes these risks are adequately addressed by the Company's adherence to proven project management methodologies, proprietary frameworks, and internal project audits, the potential exists for future revenue charges relating to service delivery issues.

Allowance for Bad Debts

        Each accounting period, Keane evaluates accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of Keane's services. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue in the period the risk is identified. Considerable judgment is used in assessing the ultimate realization of these receivables including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If the Company's evaluation of service delivery issues or a client's ability to pay is incorrect, the Company may incur future adjustments to revenue.

Property and Equipment

        The Company periodically reviews its property and equipment for impairment in accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset, and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets.

Goodwill and Intangible Assets

        In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," and was, therefore, required to perform an impairment test on its goodwill and other intangibles with indefinite lives during the first six months of 2002, and then on a periodic basis thereafter. The Company's initial goodwill impairment analysis was completed during the second quarter of 2002, and was based on January 1, 2002 balances. Through this analysis it was determined that there was no impairment as of that date. Subsequently, during the fourth quarter of 2002, the company completed its annual impairment review based on September 30, 2002 balances and determined that there was no impairment as of that date. Future changes in estimates may result in a non-cash goodwill impairment that could have a material adverse impact on our financial condition and results of operations.

        The Company periodically reviews its identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment of Disposal of Long-lived Assets." In determining whether an intangible asset is impaired, the Company must make assumptions regarding estimated future cash flows from the asset, intended use of the asset and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, the Company may be required to record impairment charges for these assets.

Income Taxes

        Keane accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on prior taxable income and estimates of future taxable income, the Company has determined that it is more likely than not that its net deferred tax assets will be fully realized in the future. If actual taxable income varies from these estimates, the Company may be required to record a valuation allowance against its deferred tax assets resulting in additional income tax expense which will be recorded in the Company's consolidated statement of operations.

Stock-based Compensation

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant. The Company adopted the disclosure provisions of FAS 123, (FAS 123) "Accounting for Stock-Based Compensation," and applies APB Opinion 25, "Accounting for Stock Issued to Employees," to its grants of stock options and accordingly, recognizes no compensation expense for stock-based employee compensation provided options are issued at the current market value. The Company also grants restricted stock for a fixed number of shares to employees for nominal consideration. Compensation expense related to restricted stock awards is recorded ratably over the restriction period.

Restructuring

        Keane has recorded restructuring charges and reserves associated with restructuring plans approved by management over the last four years. These reserves include estimates pertaining to employee separation costs and real estate lease obligations. The reserve associated with lease obligations could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of sub-lessees, market value of properties, and the ability to negotiate early termination agreements with lessors. While the Company believes that its current estimates regarding lease obligations are adequate, future events could necessitate significant adjustments to these estimates. Future changes in estimates may result in adjustments to the Company's consolidated financial statements.

Results of Operations, 2002 vs. 2001

        The Company's total revenue for 2002 was $873.2 million, a 12% increase from revenue of $779.2 million for 2001. This increase in total revenue was primarily the result of new clients and new client billings due to the acquisition of Metro Information Services, Inc. (Metro), which was completed on November 30, 2001, and the acquisition of SignalTree Solutions Holding, Inc., which was completed on March 15, 2002.

        Revenue from the Company's Plan services was $66.9 million in 2002, a decrease of 11% from $75.3 million in 2001. Plan revenue is comprised primarily of business consulting services delivered by KCG, the Company's business consulting arm, and IT consulting services, which are sold and implemented out of Keane's network of branch offices. Plan services include Keane's Applications Rationalization Service. The decrease in Plan revenue was primarily the result of the deferral of consulting projects and a decrease in billing rates caused by general economic conditions.

        Revenue from the Company's Build services was $216.2 million in 2002, a decrease of 19% from $265.9 million in 2001. Keane's Build revenue, which consists primarily of Application Development and Integration (AD&I) business, was also adversely affected during 2002 by the deferral of software development projects in both North America and the United Kingdom, as well as by reduced billing rates due to the current reduction in capital spending related to technology. However, the decline in the Company's Build services revenue was offset in part by revenue generated from the less cyclical public sector and healthcare related vertical markets, which contributed growing and more stable revenue streams within the Build services sector.

        Revenue from the Company's Manage services, which consist primarily of Keane's Applications Outsourcing service, as well as Staff Augmentation services and other Maintenance and Migration services, were $590.1 million during 2002, an increase of 35% from $437.9 million in 2001. This improvement was the result of increasing revenue from Keane's Applications Outsourcing service, and the acquisitions of Metro Information Services, Inc. and SignalTree Solutions Holding, Inc. Although not immune from economic fluctuations, Applications Outsourcing revenues are more stable than those associated with Plan or Build due to the long-term and recurring nature of outsourcing contracts and the cost-saving benefits related to outsourcing. Generally, under an Applications Outsourcing agreement, the Company receives a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. Applications Outsourcing agreements generally do not require any capital outlay from the Company, which recognizes outsourcing revenue and expense on a monthly basis consistent with the service provided to its customers. The Company does not employ percentage-of-completion accounting on its outsourcing agreements.

        Applications Outsourcing revenue was $408.5 million during 2002, and represented 47% of total revenue, up 4% from $393.9 million in 2001. The increase in Applications Outsourcing was a result of clients' ongoing needs to efficiently manage existing software portfolios.

        The Company observed no clear trend of an increase in discretionary IT spending during 2002 or the first two months of 2003. As a result, the Company anticipates continuing softness in its AD&I business, which represents a majority of its Build sector, and its Plan sector, until economic conditions improve and customers once again begin funding technology projects. However, the Company continues to see ongoing opportunities in its Applications Outsourcing business, which represents a majority of its Manage sector as well as opportunities within the healthcare sector. The Company believes that outsourcing provides greater stability of revenue due to long-term contracts and recurring revenue.

        Total billable employees for all operations were 6,175 billable employees as of December 31, 2002, down from 6,566 total billable as of December 31, 2001. This year-over-year decrease resulted from a need to bring personnel resources, which account for the vast majority of Keane's direct costs, in alignment with anticipated revenue. The Company's base of billable employees within its India operation was 413 billable employees as of December 31, 2002. The Company did not have billable employees in India during 2001.

        On March 15, 2002, Keane acquired SignalTree Solutions Holding, Inc., a privately-held, United States-based corporation with two software development facilities in India and additional operations in the United States, by the merger of a wholly-owned subsidiary of Keane into SignalTree Solutions. Under the terms of the merger agreement, Keane paid $68.2 million in cash for SignalTree Solutions. Keane expects the addition of SignalTree Solutions to enhance its value proposition to customers by providing access to world-class software development processes as well as the economic advantage of a large pool of cost-effective technical professionals.

        As of December 31, 2002, in connection with a third quarter acquisition, the Company had a recorded contingent liability of $895,000 related to certain earn-out considerations. The $895,000 is expected to be paid out during the first quarter of 2003. Future earn-outs are based on specific net revenue targets. Payments for achieving these goals will range from $1.0 to $2.0 million in future periods. The Company also recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. The note has a one-year term with a possible one-year extension based on additional acquisition service credits.

        Salaries, wages, and other direct costs for 2002 were $630.0 million, or 72.2% of total revenue, compared to $547.9 million, or 70.3% of total revenue, for 2001. The increase in direct costs was primarily attributable to the Metro and SignalTree Solutions acquisitions. The Company's gross margins for 2002 were 27.8%, as compared to 29.7% for 2001. The decrease in gross margins reflects continuing softness in the demand for IT services resulting in lower billing rates and utilization of billable personnel.

        Selling, General & Administrative ("SG&A") expenses for 2002 were $198.8 million, or 22.8% of total revenue, as compared to $186.7 million, or 24.0% of total revenue, for 2001. The decrease in SG&A as a percentage of revenue was the result of cost synergies obtained from the acquisition of Metro Information Services, Inc. as well as the Company's continuing focus on tightly controlling discretionary expenses. The increase in SG&A expenses was attributable to personnel costs incurred in connection with the Metro and SignalTree Solutions acquisitions, as more fully described below.

        During the first quarter of 2002, the Company completed the integration of Metro's corporate functions with its own, and during the second quarter of 2002, the Company completed the consolidation and relocation of overlapping branch offices. During the second quarter of 2002, the Company also integrated United States-based operations acquired from SignalTree Solutions with its own. During the third quarter of 2002, the Company integrated all corporate functions of SignalTree Solutions into its corporate headquarters in Boston, Massachusetts.

        During the fourth quarter of 2002, due to changes in assumptions and pursuant to plans and acquisitions, Keane recorded a restructuring charge of $17.6 million, including $12.8 million associated with real estate, $1.9 million associated with fixed assets, and $2.9 million associated with workforce reductions. The real estate charges represent consolidation of both corporate and field properties, as well as changes in estimates for previously recorded restructuring charges. During the fourth quarter of 2001, Keane recorded a restructuring charge of $10.4 million relating to the costs of workforce reductions, consolidation of branch offices, impaired assets, and certain other expenditures.

        Amortization of intangible assets for 2002 was $16.4 million, or 1.9% of total revenue, compared to $14.5 million, or 1.9% of total revenue, for 2001. The increase in amortization of intangible assets was primarily attributable to additional intangible assets resulting from the Company's acquisitions of Metro Information Services, Inc, and SignalTree Solutions offset by the impact of the adoption of FAS 142, under which goodwill is no longer amortized.

        Interest and dividend income totaled $2.5 million for 2002, compared to $7.0 million for 2001. The decrease in interest and dividend income was attributable to fewer cash reserves earning interest and dividends due to the use of cash to retire debt associated with the acquisition of Metro Information Services, Inc., the acquisition of SignalTree Solutions, and the repurchase of shares of the Company's common stock, as well as interest rate declines. Other income was $1.0 million for 2002, as compared to other income of $2.7 million in 2001. Other income during 2001 related to (i) a gain of $4.0 million from the sale of the Company's Help Desk business partially offset by the Company's decision to write-off certain equity investments totaling $2.0 million, and (ii) gains from the sale of investments.

        The Company's effective tax rate was 40.0% for 2002, down from 40.5% in 2001. This decrease was a direct result of the adoption of FAS 142, offset by an adjustment of prior year's estimated tax liability.

        Net cash provided from operations was $56.7 million during 2002, as compared to $83.2 million during 2001. Cash provided from operations in 2002 includes the effects of payments related to restructuring in the amount of $16.5 million. The decrease in net cash from operations was primarily attributable to a decrease in net income. The Company continues to focus on using cash flow to fund potential acquisitions, stock repurchases, and to build long-term per share value.

Results of Operations, 2001 vs. 2000

        The Company's revenue for 2001 was $779.2 million compared to $876.9 million in 2000. Revenue from Keane's divested Help Desk business totaled $5.2 million and $43.3 million for 2001 and 2000, respectively. Keane's revenue during 2001 was negatively impacted by the economic slowdown and the related reduction in technology spending. However, this was partially offset by a $16.8 million increase in revenue from the Company's public sector business and a $31.0 million increase in revenue from its Applications Outsourcing service. Applications Outsourcing revenue represented 51% of total revenue during 2001 or $393.9 million, an increase of 8.5% from $363.0 million during 2000.

        Revenue from the Company's Plan services was $75.3 million, a decrease of 30% from $107.1 million in 2000. Plan revenue for 2001 was negatively impacted by a general deferral of capital expenditures and consulting projects.

        Revenue from the Company's Build services was $265.9 million in 2001, a decrease of 17% from $322.2 million in 2000. During the fourth quarter of 2000, Keane incurred a charge of $13.5 million, of which $8.6 million was related to the consolidation and/or closing of certain non-profitable branch offices, employee severance costs, facility leases, and for other miscellaneous purposes with the balance related to increased reserves against accounts receivable. During the fourth quarter of 2001, Keane booked $10.4 million in restructuring charges relating to the costs of workforce reductions, consolidation of branch offices, impaired assets, and certain other expenditures.

        As anticipated, Keane's Build revenue was also adversely affected in 2001 by the challenging economic environment and the related deferral of new software development projects in both North

America and the United Kingdom. This decline was offset in part by ongoing Build project revenue from existing Global 2000 customers and revenue of $128.4 million attributable to public sector business from federal and state governments. Engagements within the public sector represented approximately 16.5% of Keane's total revenue in 2001.

        Revenue from the Company's Manage services was $437.9 million in 2001 and $437.6 million in 2000. Keane's 2001 revenue from Manage services included approximately $16.0 million as a result of its acquisition of Metro Information Services, on November 30, 2001. Revenue from the Company's divested Help Desk business was approximately $5.2 million during 2001 and $43.3 million during 2000. On February 12, 2001, the Company sold its Help Desk operation to Convergys Corporation in return for $15.7 million in cash.

        The increase in Keane's Manage revenue during 2001 was driven by continuing sales growth in the Company's Applications Outsourcing business, as Global 2000 customers sought to improve productivity and efficiencies associated with the management and enhancement of their application portfolios. This business has not been as negatively impacted by the economy as Keane's Build business.

        In response to this challenging business climate, the Company expanded its customer base and critical mass with its acquisition of Metro Information Services. Metro provided Keane with hundreds of new customers to whom the Company can cross-sell its services. Of Metro's 300 largest customers that accounted for 90% of its revenue for the twelve months ended June 30, 2001, 236 were new customers for Keane. In addition, the Company improved operational leverage by combining corporate functions and consolidating overlapping branch offices. Of Metro's 33 branch offices, 26 were within geographic markets currently served by Keane.

        Salaries, wages, and other direct costs for 2001 were $547.9 million, or 70.3% of total revenue, compared to $621.2 million, or 71.2% of total revenue, for 2000. The decline in costs resulted from the sale of the Company's lower margin Help Desk operations and its ongoing efforts to bring costs in alignment with revenue. As a result, Keane's gross margins for 2001 increased to 29.7%, up from 28.8% during 2000.

        Selling, General & Administrative ("SG&A") expenses for 2001 were $186.7 million, or 24.0% of total revenue, compared to $201.9 million, or 23.1% of total revenue, for 2000. The decline in SG&A expenditures during 2001 was a result of the sale of the Company's Help Desk operations and aggressive control of discretionary spending to bring cost in alignment with revenue. The Company intends to continue to control aggressively its discretionary expenditures until economic conditions improve and spending on IT projects increases.

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

        Net cash provided from operations was $83.2 million during 2001, before proceeds from the sale of the Help Desk business of $15.7 million and the investment of $4.0 million for the repurchase of Keane shares, and $96.1 million during 2000. The Company is focused on continuing to optimize cash flow in order to fund potential mergers and acquisitions, stock repurchases, and to build long-term shareholder value.

RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under FAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. The Company is required to adopt FAS 145 in the first quarter of 2003 and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, branch closing, or other exit disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of the Company's recognition of future exit or disposal costs, if any.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The statement requires a guarantor to record certain guarantees at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The interpretation and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to December 31, 2002 should not be revised or restated as a result of this interpretation.

        On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS 148) "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment to FAS 123, "Accounting for Stock-Based Compensation." The statement provides three transition methods for entities electing to adopt the fair value recognition provisions of Statement 123 for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The statement is effective for fiscal years ending after December 15, 2002. Currently, the Company does not elect to transition from the intrinsic value method of accounting for stock-based compensation to the fair value method. Adoption of disclosure provisions of this statement will not impact the Company's financial condition or results of operations.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.

        The Company is presently evaluating whether or not City Square and Gateway LLC are variable interest entities and, if so, whether or not the Company is the primary beneficiary of these entities.

        If the Company determines that City Square or Gateway LLC, or both, are variable interest entities of which they are the primary beneficiary, the Company will be required to consolidate the financial position and results of operation of the entities for which it determines it is the primary beneficiary. Such consolidation will be required beginning July 1, 2003.

        If the Company concludes it is not required to consolidate either of these entities, the Company will continue to account for its lease with City Square consistent with its past practice. As for its lease with Gateway LLC, if the Company concludes it is not required to consolidate this entity, the Company will amortize the asset and liability recorded during the construction of the facility, and believes the net effect of such amortization included in its operating results will approximate the rent expense resulting from payments it is required to make under the lease.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and investments at December 31, 2002 decreased to $68.3 million from $129.2 million at December 31, 2001. This decrease was primarily attributable to the cost of the SignalTree Solutions acquisition of $68.2 million, which occurred in March of 2002, along with the cost associated with the Company's stock repurchase program, which totaled $54.1 million for the year. The Company experienced strong operating cash flow of $56.7 million, of which, $50.0 million was related to its continuing effort to decrease its Days Sales Outstanding (DSO), which helped fund its stock repurchase programs. The decrease in accounts receivable was offset additionally by purchases of property and equipment of $7.8 million.

        On September 21, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,542,800 shares of its common stock over the next 12 months. A total of 175,000 shares of common stock were repurchased under this authorization during the second quarter of 2002, at an average price of $12.88 for a cost to $2.2 million. The remaining authorized amount of 1,367,800 shares, which would have expired on September 18, 2002, was added to the July 25, 2002 share authorization amount of 3,632,200 shares, for a total of 5 million shares authorized. The Company completed the purchase of the total authorized amount during the fourth quarter of 2002. The Company's total investment in this authorized share repurchase was $39.1 million at an average price per share of $7.83.

        On October 25, 2002, the Board of Directors authorized the Company to repurchase an additional 5 million shares of its common stock over the next 12 months. The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions and other factors. During the fourth quarter of 2002 the Company purchased 1,323,600 shares of its common stock under this authorization for a total investment of $12.7 million at an average price per share of $9.59. The remaining authorized amount is 3,676,400 shares.

        Between May 1999 and December 31, 2002, the Company has invested $163.0 million to repurchase 11,955,800 shares of its common stock under seven separate authorizations.

        During 2002, the Company paid $16.5 million associated with restructuring charges from previous years. Refer to Note N to the audited condensed consolidated financial statements for a summary of the restructuring activity.

        On September 25, 2002, the Company completed an acquisition of a business complementary to the Company's business strategy. The Company purchased all of the stock of the acquired business at a total cost of $6.2 million, consisting of $2.9 million in cash along with a note payable for $3.0 million and the remaining balance related to transaction costs. The note payable has an initial term of one year and may be settled, at the option of the holder, through cash payments or through services rendered by the Company to the holder. Based upon certain earn-out targets and other criteria, future consideration related to the acquisition could amount to $6.9 million.

        On February 10, 2003, the Company received a $7.3 million award in connection with an arbitration proceeding initiated by the Company in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and the Company's Federal Systems subsidiary.

        On February 28, 2003, the Company entered into a new $50.0 million revolving credit agreement with two banks. The credit facility replaces the previous $10 million demand line of credit, which expired in July 2002. The terms of the credit facility require the Company to maintain a maximum total funded debt and other financial ratios. Based on the Company's current operating plan, the Company believes that its cash, cash equivalents, and marketable securities, cash flows from operations, and its new line of credit will be sufficient to meet its current capital requirements for at least the next twelve months.

        In 2002, the Company financed its operations exclusively through its ability to generate cash from operations. If the Company were to experience a decrease in revenue as a result of a decrease in demand for its services or a decrease in its ability to collect receivables, the Company would be required to curtail discretionary spending related to SG&A expenses and adjust its workforce in an effort to maintain profitability. The Company has no significant debt but does have commitments for cash as follows:

	Payments due by period (in millions)
Contractual obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital lease obligations	$0.9	0.9			$1.8
Operating leases	25.7	35.6	15.2	28.4	104.9

Total contractual cash obligations	$26.6	36.5	15.2	28.4	$106.7

        The Company's material commitments are primarily related to office rentals and capital expenditures. Contractual obligations related to operating leases reflect existing rental leases and the proposed new corporate facility as noted in Footnote J "Related Parties, Commitments and Contingencies."

OFF-BALANCE SHEET ARRANGEMENTS

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Currently the Company does not consider any off balance sheet arrangements with respect to any variable interest entities. However, the Company is presently evaluating whether or not City Square or Gateway LLC, or both, are variable interest entities and, if so, whether or not the Company is the primary beneficiary of these entities.

        If the Company determines that City Square or Gateway LLC, or both, are variable interest entities, the Company will be required to consolidate the financial position and results of operations of the entities. Such consolidation will be required beginning July 1, 2003.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect

Guarantees of Indebtedness of Others." The statement requires a guarantor to record certain guarantees at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The interpretation and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Under FIN 45, the guarantor's previous accounting for guarantees issued prior to December 31, 2002 will not be revised or restated.

        The Company is a guarantor with respect to a line of credit for Innovate EC, an entity in which the Company acquired a minor equity position as a result of a previous acquisition. The total line of credit is for $600,000. The Company guarantees $300,000 of this obligation. The line is subject to review by the lending institution. The Company would be required to meet its guarantor obligation in the event the lending institution refuses to extend the credit facility and Innovate EC is unable to satisfy its obligation.

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

        Keane has pursued, and intends to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect Keane's financial performance.    In the past five years, Keane has grown significantly through acquisitions. From January 1, 1999 through December 31, 2002, Keane has completed eleven acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $359.8 million. Keane's future growth may be based in part on selected acquisitions. At any given time, Keane may be in various stages of considering acquisition opportunities. Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target. In addition, even if Keane reaches a definitive agreement with a target, there is no assurance that Keane will complete any future acquisition.

        Keane typically anticipates that each acquisition will bring benefits, such as an increase in revenue. Prior to completing an acquisition, however, it is difficult to determine if Keane can realize these benefits. Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for Keane. In addition, an acquisition may result in unexpected costs, expenses, and liabilities. Any of these events could have a material adverse effect on Keane's business, financial condition, and results of operations.

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

        Finally, future acquisitions could result in Keane having to incur additional debt and/or contingent liabilities. Any of these possibilities could have a material adverse effect on Keane's business, financial condition, and result of operations.

        Keane may not realize the expected benefits or synergies of its acquisitions of Metro and SignalTree Solutions.    Although the integration of the operations and personnel of Metro, which Keane acquired in November 2001, and SignalTree Solutions, Inc., which Keane acquired in March 2002, are complete, Keane may not achieve the anticipated benefits or synergies of each acquisition. Achieving the benefits of these acquisitions will depend in part on Keane's ability to retain clients acquired through the mergers and cross-sell services to these new clients and the ability of Keane's sales organization to satisfactorily meet the needs of these new clients. If Keane is unable to retain Metro and SignalTree Solutions clients or effectively cross-sell to such clients, the combined company could suffer a loss of momentum in the activities of its business, which could have a material adverse effect on Keane's business, financial condition, and results of operations.

        Keane faces significant competition for its services, and its failure to remain competitive could limit its ability to maintain existing clients or attract new clients.    The market for Keane's services is highly competitive. The technology for custom software services can change rapidly. The market is fragmented, and no company holds a dominant position. Consequently, Keane's competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided. Some of Keane's competitors are larger and have greater technical, financial, and marketing resources and greater name recognition in the markets they serve than does Keane. In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development and integration needs.

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

        Keane conducts business in the United Kingdom, Canada, and India, which exposes it to a number of difficulties inherent in international activities.    As a result of its acquisition of SignalTree Solutions in March 2002, Keane has two software development facilities in India and has added approximately 400 technical professionals to its professional services organization. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, Keane's ability to meet development objectives important to its new strategy would be hindered, and its business could be harmed.

        If Keane fails to manage its geographically dispersed organization, it may fail to meet or exceed its financial objectives and its revenues may decline. Keane performs development activities in the United States, Canada, and in India, and has offices throughout the United States, the United Kingdom, Canada, and India. This geographic dispersion requires substantial management resources that locally-based competitors do not need to devote to their operations.

        Keane's operations in the United Kingdom, Canada, and India are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation, and other difficulties in managing operations overseas. Keane may not be successful in its international operations.

        Keane may be unable to redeploy its professionals effectively if engagements are terminated unexpectedly, which would adversely affect its results of operations.    Keane's clients can cancel or reduce the scope of their engagements with Keane on short notice. If they do so, Keane may be unable to reassign its professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of Keane's professionals, which would have a negative impact on Keane's business, financial condition, and results of operations.

        As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Keane believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

        Keane's growth could be limited if it is unable to attract personnel in the Information Technology and business consulting industries.    Keane believes that its future success will depend in large part on its ability to continue to attract and retain highly skilled technical and management personnel. The competition for such personnel is intense. Keane may not succeed in attracting and retaining the personnel necessary to develop its business. If Keane does not, its business, financial condition, and result of operations could be materially adversely affected.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not engage in trading market-risk, sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on its investments, which would affect the carrying value of those investments. Since January 1, 2001, the United States Federal Reserve Board has significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. The decline in market interest rates has resulted in a significant decline in the Company's interest income. Additionally, the Company transacts business in the United Kingdom, Canada, and India and as such has exposure associated with movement in foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:

        We have audited the accompanying consolidated balance sheets of Keane, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note E to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142.

                      /s/ Ernst and Young LLP

Boston, Massachusetts
February 10, 2003, except for Note P,
as to which the date is February 28, 2003

KEANE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2001
	(In thousands except share amounts)
Assets
Current:
Cash and cash equivalents	$46,383	$65,556
Marketable securities	21,872	63,687
Accounts receivable, net:
Trade	129,432	160,172
Other	1,004	3,109
Prepaid expenses and deferred taxes	37,430	20,026

Total current assets	236,121	312,550
Property and equipment, net	24,729	20,701
Construction in progress	40,888	13,000
Goodwill, net	277,435	224,891
Customer lists, net	69,193	53,659
Other intangible assets, net	17,613	26,292
Deferred taxes and other assets, net	19,695	28,810

	$685,674	$679,903

Liabilities
Current:
Accounts payable	11,986	13,723
Accrued expenses and other liabilities	61,152	51,980
Accrued compensation	36,346	34,161
Note payable	3,100	—
Accrued income taxes	81	4,675
Unearned income	11,535	5,178
Current capital lease obligations	887	1,154

Total current liabilities	125,087	110,871
Accrued long-term construction-in-progress costs	40,888	13,000
Deferred income taxes	28,343	25,656
Long-term portion of capital lease obligations	772	1,203
Stockholders' equity
Preferred stock, par value $.01, authorized 2,000,000 shares, issued none	—	—
Common stock, par value $.10, authorized 200,000,000 shares, issued and outstanding 75,545,386 at December 31, 2002 and 75,223,971 at December 31, 2001	7,555	7,522
Class B common stock, par value $.10, authorized 503,797 shares, issued and outstanding 284,604 at December 31, 2002 and 284,891 at December 31, 2001	28	28
Additional paid-in capital	166,598	162,269
Accumulated other comprehensive income	(1,411)	(2,007)
Retained earnings	369,542	361,361
Less treasury stock at cost, 6,309,416 shares at December 31, 2002	(51,728)	—

Total Stockholders' equity	490,584	529,173

	$685,674	$679,903

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2002	2001	2000
	(In thousands except per share amounts)
Total revenues	$873,203	$779,159	$871,956
Salaries, wages and other direct costs	630,047	547,883	621,208
Selling, general, and administrative expenses	198,813	186,708	201,852
Amortization of goodwill and other intangible assets	16,382	14,457	12,351
Restructuring charges	17,604	10,358	8,624

Operating income	10,357	19,753	27,921
Interest and dividend income	2,526	7,043	7,725
Interest expense	255	295	588
Other (income) expenses, net	(1,008)	(2,720)	872

Income before income taxes	13,636	29,221	34,186
Provision for income taxes	5,455	11,834	13,832

Net income	$8,181	$17,387	$20,354

Net income per share (basic)	$0.11	$0.25	$0.29

Net income per share (diluted)	$0.11	$0.25	$0.29

Weighted average common shares outstanding (basic)	74,018	68,474	69,646

Weighted average common shares and common share equivalents outstanding (diluted)	74,406	69,396	69,993

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Class B Common stock					Treasury stock at cost
For the years ended December 31, 2000, 2001 and 2002	Common stock					Other Compre- hensive income
					Additional paid-in capital		Retained earnings			Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
	(In thousands except share amounts)
Balance January 1, 2000	72,085,356	$7,208	285,112	$29	$120,810	$(2,027)	$323,620	(1,319,396)	$(26,841)	$422,799
Common stock issued under stock option and employee purchase plans	360,524	36			320			394,794	10,389	10,745
Conversions of class B common stock into common stock	221	1	(221)	(1)						—
Income tax benefit from stock option plans					314					314
Repurchase of common stock								(4,131,000)	(80,925)	(80,925)
Investments valuation adjustment						538				538
Foreign currency translation						(3,148)				(3,148)
Net income							20,354			20,354

Comprehensive income										17,744

Balance December 31, 2000	72,446,101	7,245	284,891	28	121,444	(4,637)	343,974	(5,055,602)	(97,377)	370,677

Common stock issued under stock option and employee purchase plans	18,000	1			(8,894)			737,348	15,186	6,293
Common stock issued in connection with acquisition of Metro Information Services, Inc.	2,759,870	276			49,460			4,644,454	86,236	135,972
Income tax benefit from stock option plans					259					259
Repurchase of common stock								(326,200)	(4,045)	(4,045)
Investments valuation adjustment						1,181				1,181
Foreign currency translation adjustment						1,449				1,449
Net income							17,387			17,387

Comprehensive income										20,017

Balance December 31, 2001	75,223,971	7,522	284,891	28	162,269	(2,007)	361,361	—	—	529,173

Common stock issued under stock option and employee purchase plans	321,128	33			4,045			189,184	2,364	6,442
Conversions of common stock into common stock	287	—	(287)	—						—
Income tax benefit from stock option plans					284					284
Repurchase of common stock								(6,498,600)	(54,092)	(54,092)
Minimum pension liability						(1,159)				(1,159)
Investments valuation adjustment						(273)				(273)
Foreign currency translation						2,028				2,028
Net income							8,181			8,181

Comprehensive income										8,777

Balance December 31, 2002	75,545,386	$7,555	284,604	$28	$166,598	$(1,411)	$369,542	(6,309,416)	$(51,728)	$490,584

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$8,181	$17,387	$20,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,452	26,113	28,991
Deferred income taxes	(3,796)	1,808	(5,444)
Provision for doubtful accounts	(5,514)	2,024	3,086
Loss on sale of property and equipment	(46)	(167)	—
Gain on sale of investments	(387)	(1,233)	—
Non-cash restructuring charges	1,847	825	3,403
Impairment of long-term investments	—	2,000	—
Gain on sale of business unit	—	(4,302)	—
Income tax benefit from stock options	284	259	314
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	49,888	41,691	48,432
(Decrease) increase in prepaid expenses and other assets	(10,754)	(1,065)	6,748
(Decrease) increase in accounts payable, accrued expenses, unearned income and other liabilities	(5,789)	758	(18,415)
(Decrease) increase in income taxes payable	(4,695)	(2,916)	8,609

Net cash provided by operating activities	56,671	83,182	96,078

Cash flows from investing activities:
Purchase of investments	(27,859)	(104,591)	(30,875)
Sale and maturities of investments	69,788	102,340	60,191
Purchase of property and equipment	(7,802)	(7,609)	(11,386)
Proceeds from the sale of property and equipment	410	419	182
Proceeds from sale of business unit	—	16,087	—
Payments for current year acquisitions	(63,236)	(7,148)	(32,516)
Payments for prior years acquisitions	(184)	(1,266)	(3,756)

Net cash used for investing activities	(28,883)	(1,768)	(18,160)

Cash flows from financing activities:
Payments on acquired debt	—	(65,938)	—
Payments under long-term debt, net	—	(5,006)	(3,523)
Principal payments under capital lease obligations	(1,227)	(1,303)	(1,376)
Proceeds from issuance of common stock	6,330	6,293	10,745
Repurchase of common stock	(54,092)	(4,045)	(80,925)

Net cash used for financing activities	(48,989)	(69,999)	(75,079)

Effect of exchange rate changes on cash	2,028	358	(2,074)
Net (decrease) increase in cash and cash equivalents	(19,173)	11,773	765
Cash and cash equivalents at beginning of year	65,556	53,783	53,018

Cash and cash equivalents at end of year	$46,383	$65,556	$53,783

Supplemental information:
Income taxes paid	$16,511	$14,922	$10,469

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2002, 2001, and 2000

(All amounts in thousands unless stated otherwise and except for share and per share amounts).

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of Keane, Inc. (the "Company") and all of its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. The Company's fiscal year ends on December 31st.

        NATURE OF OPERATIONS:    Keane provides Information Technology (IT) and business consulting services. The Company divides its business into three main lines: Business Consulting, Application Development and Integration (AD&I), and Application Development and Management Outsourcing (Applications Outsourcing).

        Keane's clients consist primarily of Global 2000 organizations, government agencies, and healthcare organizations. The Company services clients through branch office operations in major markets of North America and the United Kingdom. These offices are supported by Keane Consulting Group (KCG), a centralized Strategic Practices Group representing Keane's core services and key competencies, and seven Advanced Development Centers ("ADC") in the United States, Canada, and India. This delivery structure allows the Company to provide clients with world-class capabilities representing the organizational experience and best practices of the entire Company on a responsive and cost-effective local level.

        REVENUE RECOGNITION:    The Company provides three synergistic service offerings: Business Consulting, AD&I, and Applications Outsourcing. The Company recognizes revenue primarily through either time and materials or fixed price basis for each type of offering.

        Revenue on time and materials contracts is recorded at contractually agreed upon rates. For these types of contracts, revenue is recognized as the services are performed. In some cases, the Company invoices customers prior to performing the service, resulting in deferred revenues, which is reported as a current liability in the consolidated financial statements.

        For fixed price contracts, revenue is recognized using the percentage of completion method. The Company uses estimated labor-to-complete to measure percentage complete. Percentage of completion recognition relies on accurate estimates of cost, scope, and duration of each engagement. If the Company does not accurately estimate the cost or scope or does not manage its projects properly within the expected period of the project, future revenues may be negatively impacted. Adjustments to revenue are recorded in the period of which the over/under estimate is detected. Management regularly reviews profitability and underlying estimates for fixed price contracts. Losses, if any, on fixed price contracts are recorded in the period in which the loss is identified.

        Revenue associated with application software products is recognized as the software products are installed and as implementation services are delivered. Software maintenance fees on installed products are recognized on a pro-rated basis over the term of the agreement.

        For the majority of outsourcing engagements, the Company provides a specific level of service each month for which it bills a standard monthly amount. Revenue for these engagements can be recognized in monthly installments over the billable portion of the contract or on a time and materials basis. Installment amounts may be adjusted to reflect changes in staffing requirements or service level agreements. Costs of transitioning the employees and ensuring the Company meets required service level agreements may be capitalized over defined periods of time.

        ALLOWANCE FOR BAD DEBTS:    Each accounting period, Keane evaluates accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of Keane's services. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue in the period the risk is identified. Considerable judgment is used in assessing the ultimate realization of these receivables including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If the Company's evaluation of service delivery issues or a client's ability to pay is incorrect, the Company may incur future charges to revenue.

        FOREIGN CURRENCY TRANSLATION:    For the Company's subsidiaries in Canada, the United Kingdom, and India, the Canadian dollar, British pound, and Indian rupee, respectively, are the functional currencies. All assets and liabilities of the Company's Canadian, English, and Indian subsidiaries are translated at exchange rates in effect at the end of the period. Income and expenses are translated at rates that approximate those in effect on transaction dates. The translation differences are charged or credited directly to the translation adjustment account included as part of stockholders' equity. Realized foreign exchange gains and losses are included in other income (expense).

        CASH AND CASH EQUIVALENTS:    Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents are currently designated as available-for-sale. Cash equivalents at December 31, 2002 included investments in commercial paper ($24.5 million) and money market funds ($12.8 million). Cash equivalents at December 31, 2001 included investments in commercial paper ($15.0 million) and money market funds ($33.8 million).

        FINANCIAL INSTRUMENTS:    The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short maturities. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's debt obligations approximates their carrying value. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments and trade receivables. The Company's cash, cash equivalents, and investments are held with a local financial institution. The Company's customer base consists of geographically dispersed customers in many different industries. Therefore, concentration of credit risk with respect to trade receivables is not considered significant.

        MARKETABLE SECURITIES:    Marketable securities are stated at fair value as reported by the investment custodian. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Marketable securities are currently designated as available-for-sale, and as such, unrealized gains and losses are reported in Other Comprehensive Income. The Company invests primarily in tax-exempt municipal bonds with at least a single A rating by Moody's grading service. In addition, the Company invests in United States government obligations and corporate bonds. All investments must have a maturity date of not more than five years. In the case of a puttable security, the put date will be within five years. The Company views its marketable securities portfolio as available for use in its current operations, and accordingly, these marketable securities are classified as current assets in the accompanying balance sheet. As of December 31, 2002, the Company's marketable securities reflect an increase in market value of $0.3 million, which has been reflected in the statement of stockholders' equity. At December 31, 2001, the Company's marketable securities reflected an increase in market value of $0.8 million. Realized gains and losses, as well as interest, dividends, and capital gain/loss distributions on all securities, are included in income.

        PROPERTY AND EQUIPMENT:    Property and equipment is carried at cost less accumulated depreciation and amortization. Property and equipment are reviewed periodically for indicators of impairment and assets are written down as appropriate. Depreciation is computed on a straight-line basis over estimated useful lives of 25 to 40 years for buildings and improvements, and two to seven years for office equipment, computer equipment, and software. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the term of the lease not to exceed seven years. Repair and maintenance costs are charged to expense. Upon disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

        GOODWILL AND INTANGIBLE ASSETS:    Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets," clarified criteria to recognize intangible assets from goodwill and established requirements to cease amortizing goodwill and indefinite lived intangibles and to begin an annual review for impairment. On January 1, 2002, the Company adopted FAS 142 and was, therefore, required to perform an impairment test on its goodwill and other intangibles with indefinite lives during the first six months of 2002, and then on a periodic basis thereafter. The Company's initial goodwill impairment analysis was completed during the second quarter of 2002, and was based on January 1, 2002 balances. Through this analysis it was determined that there was no impairment as of that date. Subsequently, during the fourth quarter of 2002, the Company completed its annual impairment review based on September 30, 2002 balances and determined that there was no impairment as of that date. Future changes in estimates may result in a non-cash goodwill impairment that could have a material adverse impact on the Company's financial condition and results of operations. As of December 31, 2002 and 2001, respectively, the Company reported total intangibles of customer lists and other intangibles of $86.8 million and $79.9 million. Intangibles are amortized on a straight-line basis over three to 15 years.

        The Company periodically reviews its identifiable intangible assets for impairment in accordance with Statement FAS 144. In determining whether an intangible asset is impaired, the Company must make assumptions regarding estimated future cash flows from the asset, intended use of the asset, and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, the Company may be required to record impairment charges for these assets.

        INCOME TAXES:    Keane accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        COMPREHENSIVE INCOME:    Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income," establishes rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders' equity. Other comprehensive income is comprised of currency translation adjustments, available-for-sale securities valuation adjustments, and adjustments related to a foreign defined benefit plan. At December 31, 2002, accumulated other comprehensive income was comprised of foreign currency translation adjustment of $0.4 million, securities valuation adjustment of ($0.2) million, net of tax, and defined benefit plan adjustment of $1.2 million, net of tax. At December 31, 2001, accumulated other comprehensive income was comprised of foreign currency translation adjustment of $2.5 million and securities valuation adjustment of $(0.5) million, net of tax.

        STOCK-BASED COMPENSATION:    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards 123 (FAS 123), "Accounting for Stock-Based Compensation," and applies APB Opinion 25, "Accounting for Stock Issued to Employees," to its grants of stock options. Accordingly, the Company recognizes no compensation expense for stock-based employee compensation, provided options are issued at the current market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with FAS 123, the Company's net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

	For the years ended December 31,
	2002	2001	2000
Gross income—as reported	$8,181	$17,387	$20,354
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	9,882	9,342	17,758

Net income—pro forma	(1,701)	8,045	2,596

Net income per share—as reported (diluted)	0.11	0.25	0.29
Net (loss) income per share—pro forma (diluted)	(0.02)	0.12	0.04

        The Company also grants restricted stock for a fixed number of shares to employees for nominal consideration. Compensation expense related to restricted stock awards is recorded ratably over the restriction period.

        LEGAL COSTS:    The Company accrues costs of settlement, damages, and under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred.

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

        INDUSTRY SEGMENT INFORMATION:    Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," the Company operates within one reportable segment: Professional Services. In this segment, the Company offers an integrated mix of end-to-end business solutions, such as Business Consulting (Plan), Application Development and Integration (Build), and Application Development and Management Outsourcing (Manage).

RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under FAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. The Company is required to adopt FAS 145 in the first quarter of 2003 and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Costs covered by FAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, branch closing, or other exit disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of the Company's recognition of future exit or disposal costs, if any.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to record certain guarantees at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The interpretation and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to December 31, 2002 should not be revised or restated due to the adoption of this interpretation.

        On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment to FAS 123, "Accounting for Stock-Based Compensation." The statement provides three transition methods for entities electing to adopt the fair value recognition provisions of Statement 123 for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The statement is effective for fiscal years ending after December 15, 2002. Currently, the Company does not elect to transition from the intrinsic value method of accounting for stock-based compensation to the fair value method. Adoption of disclosure provisions of this statement will not impact the Company's financial condition or results of operations.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. The Company is currently evaluating the existence of variable interest entities, if any, and the impact of adopting the interpretation on the consolidated financial statements. Refer to Note J to the audited condensed consolidated financial statements for additional disclosures regarding related parties, commitments, and contingencies.

B. MARKETABLE SECURITIES

        The following is a summary of available-for-sale securities:

		Gross unrealized
				Estimated fair value
	Cost	Gains	Losses
As of December 31, 2002
United States Government obligations	$2,827	$103	$1	$2,929
Corporate bonds	2,251	39	17	2,273
Municipal bonds	16,489	181	—	16,670

Total	21,567	323	18	21,872

Due in one year or less	3,960	—	—	3,946
Due after one year through three years	6,054	—	—	6,170
Due after three years	11,553	—	—	11,756

	21,567	—	—	21,872

As of December 31, 2001
United States Government obligations	30,017	338	11	30,344
Corporate bonds	27,906	651	285	28,272
Corporate passthroughs	4,997	75	1	5,071

Total	62,920	1,064	297	63,687

Due in one year or less	8,517	—	—	8,705
Due after one year through three years	22,927	—	—	23,133
Due after three years	31,476	—	—	31,849

	$62,920	$—	$—	$63,687

        Proceeds from the sale and maturity of available for sale securities were approximately $69.7 million, with $0.4 million realized as net gains, $102.3 million with $1.2 million realized as net gains, and $60.2 million with no realized gains or losses based on a specific identification method for the years ended 2002, 2001, and 2000, respectively.

C. TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable consists of the following:

	As of December 31,
	2002	2001
Billed	$103,820	$144,896
Unbilled	33,491	28,290
Allowance for doubtful accounts	(7,879)	(13,014)

Total	$129,432	$160,172

        Trade accounts receivable is presented net of doubtful accounts. The activity in the allowance account is as follows:

	For the years ended December 31,
	2002	2001	2000
Beginning of year balance	$13,014	$10,990	$7,904
Provision charged, net	1,893	10,258	6,778
Write-offs	(7,028)	(8,234)	(3,692)

End of year balance	$7,879	$13,014	$10,990

D. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	As of December 31,
	2002	2001
Buildings and improvements	$6,768	$2,599
Office equipment	63,955	52,537
Computer equipment and software	14,064	12,019
Leasehold improvements	10,504	10,752
Construction in progress	40,888	13,000

	136,179	90,907
Less accumulated depreciation and amortization	70,562	57,206

Total	$65,617	$33,701

        Depreciation expense totaled $11.0 million, $11.7 million, and $16.2 million in 2002, 2001, and 2000, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $3.1 million, $5.2 million, and $6.6 million with accumulated amortization totaling $1.8 million, $3.1 million, and $3.3 million in 2002, 2001, and 2000, respectively. Please see Footnote J Related Parties, Commitments, and Contingencies for additional information.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets." FAS No. 144 supersedes Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," and provides a single accounting model for long-lived assets to be disposed of. Adoption of this statement did not have a material effect on the Company's results of operations for the year ended December 31, 2002.

E. GOODWILL AND OTHER INTANGIBLE ASSETS

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired on or after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, companies are required to adopt FAS 142 in their first fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

        The following table discloses the reconciliation of reported net income to the adjusted net income.

GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF FAS 142

	For the years ended December 31,
	2002	2001	2000
Reported net income	$8,181	$17,387	$20,354
Goodwill amortization	—	3,177	3,133
Closing costs amortization	—	43	32
Employee value amortization	—	1,165	944

Adjusted net income	8,181	21,772	24,463

Basic earnings per share:
Reported net income	0.11	0.25	0.29
Goodwill amortization	—	0.05	0.05
Closing costs amortization	—	—	—
Employee value amortization	—	0.02	0.01

Adjusted net income per share	0.11	0.32	0.35

Diluted earnings per share:
Reported net income	0.11	0.25	0.29
Goodwill amortization	—	0.05	0.05
Closing costs amortization	—	—	—
Employee value amortization	—	0.02	0.01

Adjusted net income per share	$0.11	$0.32	$0.35

Amortized intangible assets:	Gross carrying amount	Accumulated amortization	Net
As of December 31, 2002
Customer lists	$81,532	$(12,339)	$69,193
Contracts	29,250	(19,158)	10,092
Non-compete agreements	7,524	(4,601)	2,923
Technology	7,775	(3,177)	4,598

Total	$126,081	$(39,275)	$86,806

As of December 31, 2001
Customer lists	$56,132	$(2,473)	$53,659
Contracts	29,250	(16,261)	12,989
Non-compete agreements	4,824	(2,320)	2,504
Technology	7,775	(2,066)	5,709

Total	$97,981	$(23,120)	$74,861

	For the years ended December 31,
	2002	2001
Aggregate amortization expense	$16,382	$14,457
Estimated amortization expense
For the year ended December 31, 2003	$14,831
For the year ended December 31, 2004	14,470
For the year ended December 31, 2005	13,518
For the year ended December 31, 2006	13,286
For the year ended December 31, 2007	11,258

CHANGES IN CARRYING AMOUNTS OF GOODWILL

For the year ended December 31, 2002
Balance as of January 1, 2002	$224,891
Goodwill acquired during the year	47,454
Unamortizable intangible assets reclassified as goodwill	5,090

Balance as of December 31, 2002	$277,435

F. ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following:

	As of December 31,
	2002	2001
Accrued employee benefits	$12,830	$8,322
Accrued restructuring	26,235	21,723
Other	22,087	21,935

	$61,152	$51,980

        Please refer to Footnote O for additional information on restructuring.

G. NOTES PAYABLE

        In connection with the purchase of a business complimentary to the Company's own operations during the third quarter of 2002, the Company issued a $3.0 million non-interest bearing note payable as partial consideration. The note has a one-year term with a possible one-year extension based on additional acquisition service credits. Additionally, the Company acquired an existing $100,000 non-interest bearing note payable in connection with employment credits. During 2001, the Company paid the remaining balance of a $4.0 million note related to a previous acquisition.

H. CAPITAL STOCK

        The Company has three classes of stock: preferred stock, common stock, and class B common stock. Holders of common stock are entitled to one vote for each share held. Holders of class B common stock generally vote together with holders of common stock as a single class but are entitled to 10 votes for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions of any series of Preferred Stock, and to fix the number of shares of any such series. The common stock and class B common stock have equal liquidation and dividend rights except that any regular quarterly dividend declared shall be $.05 per share less for holders of class B common stock. Class B common stock is nontransferable, except under certain conditions, but may be converted into common stock on a share-for-share basis at any time. Conversions to common stock totaled 287 and 221 shares in 2002 and 2000, respectively. There were no conversions during 2001. Shares of common stock reserved for conversions totaled 284,604 at December 31, 2002.

        On September 21, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,542,800 shares of its common stock over the next 12 months. A total of 175,000 shares of common stock was repurchased under this authorization during the second quarter of 2002, at an average price of $12.88 for a cost to $2.2 million. The remaining authorized amount of 1,367,800 shares, which would have expired on September 18, 2002, was added to the July 25, 2002 share authorization amount of 3,632,200 shares, for a total of 5 million shares authorized. The Company completed the purchase of the total authorized amount during the fourth quarter of 2002. The Company's total investment in this authorized share repurchase was $39.1 million at an average price per share of $7.83.

H. CAPITAL STOCK (Continued)

        On October 25, 2002, the Board of Directors authorized the Company to repurchase an additional 5 million shares of its common stock over the next 12 months. The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares repurchased will be determined by the Company's management based on its evaluation of market and economic conditions and other factors. During the fourth quarter, the Company purchased 1,323,600 shares of its common stock under this authorization for a total investment of $12.7 million at an average price per share of $9.59. The remaining authorized amount at December 31, 2002 was 3,676,400 shares. Between May 1999 and December 31, 2002, the Company has invested $163.0 million to repurchase 11,955,800 shares of its common stock under seven separate authorizations.

I. BENEFIT PLANS

        STOCK OPTION PLANS:    On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment to Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 provides three transition methods for entities electing to adopt the fair value recognition provisions of Statement 123 for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The statement is effective for fiscal years ending after December 15, 2002. Currently, the Company does not elect to transition from the intrinsic value method of accounting for stock-based compensation proscribed by Accounting Principles Board No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations to this fair value method proscribed by FAS 148. In addition, the Company will continue to apply the disclosure provisions of FAS 123. Accordingly, the Company's adoption of disclosure provisions of FAS 148 will not impact the Company's financial condition or results of operations.

        The fair market value of each stock option is estimated using the Black Scholes option pricing method, assuming no expected dividends with the following weighted-average assumptions:

	For the years ended December 31,
	2002	2001	2000
Expected life	4.9	4.8	4.4
Expected stock price volatility	65%	65%	93%
Risk-free interest rate	4.24%	5.00%	5.00%

        The Company has four stock-based compensation plans, which are described below.

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

        The 1998 Stock Incentive Plan, amended in December 1999, provides for grants of stock options for up to 7,000,000 shares of the Company's common stock to employees, officers and directors of, and consultants and advisors to, the Company. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. The Company may grant options that are intended to qualify as incentive stock options or nonstatutory options, restricted stock awards and other stock-based awards.

        In December 2000, the Company initiated a new "Time Accelerated Restricted Stock Award Plan" (TARSAP) under its 1998 Stock Incentive Plan, whereby the vesting of certain stock options is directly impacted by the performance of the Company. The vesting of stock options granted under the TARSAP accelerates upon the meeting of certain profitability criteria. If these criteria are not met, such options will vest five years after the date of grant and expire at the end of 10 years.

        The Company believes that tying the vesting of larger blocks of certain stock options directly to financial performance more effectively utilizes options that would have been granted in future years, while making employees true stakeholders. The Company also anticipates that more closely aligning the interest of management and key employees with shareholders will focus employees on the goals and objectives most important to shareholders, and that the granting of such options was an important factor in securing employee confidence, commitment, and trust at a critical junction in the implementation of its strategic plans. Finally, the Company believes that the cost to shareholders of these additional options can be kept reasonable as a result of its stock repurchase program. Since May of 1999, the Company has invested $163.0 million to repurchase 11,955,800 million shares of its common stock under seven separate authorizations.

        The 2001 Stock Incentive Plan provides for grants of stock options for up to 7,000,000 shares of the Company's common stock to employees, officers and directors of, and consultants and advisors to, the Company. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. The Company may grant options that are intended to qualify as incentive stock options or nonstatutory options, restricted stock awards and other stock-based awards.

        The weighted-average fair value of options granted under the option plans during the years ended December 31, 2002, 2001, and 2000 was $13.43, $11.96, and $11.53, respectively.

        In November 2001, the Company completed its merger with Metro Information Services, Inc. In connection with the merger, the Company assumed all options, whether vested or unvested, to purchase Metro's common stock, issued under Metro's stock option plans. Each option to purchase shares of Metro's common stock outstanding as of November 30, 2001 became an option to acquire a number of shares of Keane common stock equal to the number of shares of Metro's common stock subject to such option, multiplied by a conversion ratio of 0.48. The option price has been proportionally adjusted. The number of adjusted shares under the Metro plan is 571,058, of which, 13,394 were exercised during 2002.

        In September of 2002, the Company completed the purchase of a business complementary to the Company's business strategy. In connection with this acquisition, the Company assumed all options, whether vested or unvested, to purchase the stock of the acquired company, under the respective stock option plans. Each option to purchase shares of the acquired company as of September 25, 2002 became an option to acquire a number of shares of Keane common stock equal to the number of shares of the acquired company subject to such option, multiplied by conversion ratio of 0.1766. The option price has been proportionally adjusted. The number of adjusted shares under the acquired company's plan is 87,502. During the fourth quarter of 2002, there were 14,184 shares exercised from this plan.

        On September 26, 2002, the Company filed a Tender Offer Statement in connection with its offer to exchange currently held stock options with new options. The downturn in the stock market and the corresponding impact on the Company's stock price created a potential motivation and retention issue with key employees and executives of the Company. Consistent with the Company's philosophy of using stock options to motivate and retain management and employees, on August 20, 2002, the Company's Board of Directors approved the opportunity for employees to request that the Company exchange outstanding options to purchase shares of the Company's common stock, which were granted on or after January 1, 2000 and have an exercise price of $12.00 or greater per share, for new options to purchase shares of common stock on substantially the following terms ("the Offer"). Pursuant to the terms of the Offer:

  i.
  all eligible and outstanding options issued under all of the Company's stock option plans could be exchanged for new options at an exchange rate of four for every five surrendered;
  ii.
  the grant date of the new options would be the first business day that is at least six months and one day after the date of the expiration of the Offer; and
  iii.
  the exercise price of each new option would be the closing price of the Company's common stock on the new grant date.

        The Offer expired on October 7, 2002 ("expiration date"). Options for 1,888,394 shares of the Company's common stock with a weighted average exercise price of $20.45 were eligible for the Offer. Of this amount, 1,458,298 options were surrendered for exchange, with 324,902 options being retained, with the balance of the 105,194 being cancelled because of terminations. As a result, the Company anticipates that on April 8, 2003, the first business day that is at least six months and one day from the expiration date, the Company will grant new options for 1,166,638 shares of the Company's common stock.

        Information with respect to activity under the Company's stock option plans is set forth below:

	Common stock	Weighted average exercise price
Outstanding at December 31, 1999	2,893,859	$21.76
Granted	3,580,618	16.58
Exercised	(382,078)	8.75
Canceled/Expired	(870,830)	25.36
Outstanding at December 31, 2000	5,221,569	18.55
Granted	1,723,024	20.14
Exercised	(192,095)	8.98
Canceled/Expired	(475,328)	20.13
Outstanding at December 31, 2001	6,277,170	19.20
Granted	689,342	13.43
Exercised	(145,734)	13.08
Canceled/Expired	(2,466,150)	21.16

Outstanding at December 31, 2002	4,354,628	$17.25

        Shares available for future issuance under the Company's stock option plans at December 31, 2002 are 11,178,189.

        The following table summarizes information about stock options that were outstanding at December 31, 2002:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of options outstanding	Number exercisable	Weighted average exercise price of exercisable options
$ 0.04–$ 4.99	22,744	4.4	$2.89	22,744	$2.89
5.00– 9.99	1,881,331	7.4	9.56	846,351	9.66
10.00– 14.99	171,363	8.0	11.95	64,264	11.92
15.00– 19.99	1,224,152	4.6	17.64	617,404	17.89
20.00– 24.99	266,625	1.9	22.47	156,500	22.53
25.00– 29.99	175,255	1.3	27.59	135,005	27.69
30.00– 39.99	517,028	4.2	34.37	493,579	34.44
40.00– 49.99	54,100	1.3	44.25	52,372	44.16
50.00– 59.99	41,070	4.2	57.14	37,231	57.13
60.00– 74.99	960	—	74.48	960	74.48

$ 0.04–$74.99	4,354,628			2,426,410

        STOCK PURCHASE PLANS:    The Company's 1992 Employee Stock Purchase Plan provides for the purchase of 4,550,000 shares of common stock by qualifying employees at a purchase price of 85% of the market value of the stock on the purchase date. During 2002, 2001, and 2000 participants in this plan purchased 378,333, 575,841, and 384,209 shares, respectively. Shares available for future purchases totaled 1,585,598 at December 31, 2002.

        INCENTIVE COMPENSATION PLANS:    The Company has established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 2002, 2001, and 2000 approximated $16.8 million, $18.3 million, and $11.2 million, respectively. In addition, management may award discretionary bonuses based upon an individual's performance and/or contribution to the Company.

        DEFERRED SAVINGS AND PROFIT SHARING PLAN:    During 1984, the Company established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 15% of their salary to the plan. The Company makes discretionary contributions to the plan based on a percentage of contributions made by the eligible employees and profits of the Company. The Company's contributions vest after the employee has completed 42 months of service and for 2002, 2001, and 2000 amounted to approximately $8.4 million, $4.5 million, and $5.0 million, respectively.

        DEFINED BENEFIT PLAN:    The Company has a defined benefit pension plan that provides pension benefits to employees of the Company's subsidiary located in the United Kingdom. Such benefits are available to employees who were active on August 4, 1998 and not to employees who joined the Company after that date, and are based on the employees' compensation and service. The Company's policy is to fund amounts required by applicable government regulations. Total pension expense for 2002, 2001, and 2000 was approximately $1.3 million, $1.2 million and $1.4 million, respectively.

        The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company's Plan; amounts recognized in the Company's financial statements; and the principal weighted average assumptions used:

	For the years ended December 31,
	2002	2001
Change in projected benefit obligation:
Benefit obligation at January 1,	$16,780	$15,140
Service cost	1,518	1,604
Interest cost	1,159	956
Employee contributions	301	348
Actuarial loss (gain)	1,942	(984)
Benefits paid	(423)	(284)

Benefit obligation at December 31,	21,277	16,780

Change in plan assets:
Fair value of plan assets at January 1,	15,546	16,949
Actual return on plan assets	(4,221)	(2,606)
Employer contributions	979	1,139
Employee contributions	301	348
Benefits paid	(423)	(284)

Fair value of plan assets at end of year	12,182	15,546

Funded status	(9,095)	(1,234)
Unrecognized net loss (gain)	8,725	1,234

Accrued pension cost	(370)	—

Amounts recognized in the statement of financial position consist of:
Deferred tax asset, long term	773	—
Accrued benefit liability	(2,302)	—
Other comprehensive income	1,159	—

Net amount recognized	$(370)	$—

	For the years ended December 31,
	2002	2001
Weighted average assumptions
Discount rate at end of the year	5.75%	6.00%
Expected return on plan assets for the year	8.00%	8.25%
Rate of compensation increase at end of the year	3.75%	4.00%
Discretionary pension increased LPI pension increases	0.00%	2.00%
LPI pension increases	2.25%	2.25%
Statutory revaluation of benefits (GMP)*	3.50%	3.50%

*
(Guaranteed Minimum Pension)

	For the years ended December 31,
	2002	2001
Components of net periodic benefit cost
Service cost—benefits earned during the period	$1,518	$1,604
Interest cost on projected benefit obligations	1,159	957
Expected return on plan assets	(1,420)	(1,397)
Net amortization and deferral
—amortization of unrecognized net loss (gain)	92	(6)

Total net periodic benefit cost	$1,349	$1,158

J. RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES

        The principal executive office of the Company as of December 31, 2002, was located at Ten City Square in Boston, Massachusetts and leased from the City Square Limited Partnership as described below. The Company leases additional office space and apartments in more than seventy locations in North America, the United Kingdom, and India under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rental fees. Rental expense for all of the Company's facilities amounted to approximately $30.8 million in 2002, $19.4 million in 2001, and $22.4 million in 2000. The Company is committed to minimum annual rental payments under all leases of approximately $26.7 million in 2003, $20.8 million in 2004, $15.6 million in 2005, $9.6 million in 2006, $5.6 million in 2007, and an aggregate of $28.4 million for 2008 and thereafter.

        In February 1985, the Company entered into a lease, which subsequently was extended to a term of 20 years, with City Square Limited Partnership ("City Square"), pursuant to which the Company leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts. The Company now leases approximately 88% of this building and the remaining 12% is leased by other tenants. At December 31, 2002, the leased space was used as the Company's corporate offices. John F. Keane, Chairman of the Board of the Company, and Philip J. Harkins, a director of the Company, are limited partners of City Square. Based upon its knowledge of rental payments for comparable facilities in the Boston area, the Company believes that the rental payments under this lease, which will be approximately $0.8 million per year ($25.00 per square foot) for the remainder of the lease term (until February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time the Company entered into the lease, as favorable to the Company as those which could have been obtained from an independent third party. As a result of its occupancy of the New Facility (as described below), the Company is in the process of finding a third party to sublease the space it occupies at Ten City Square.

        As a result of the planned vacancy at Ten City Square, the Company has reserved the remaining lease payments due to City Square during the remainder of the lease term, resulting in a charge of approximately $3.9 million in the accompanying 2002 financial statements.

        In October 2001, the Company entered into a lease with Gateway Developers LLC ("Gateway LLC") for a term of twelve years, pursuant to which the Company agreed to lease approximately

95,000 square feet of office and development space in a building located at 100 City Square in Boston, Massachusetts (the "New Facility"). The Company leases approximately 57% of the New Facility and the remaining 43% is or will be occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of the Company, and his immediate family members.

        On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan with Citizens Bank of Massachusetts (the "Gateway Loan") in connection with the New Facility and an adjacent building to be located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan. Stephen D. Steinour, a director of the Company, is Chief Executive Officer of Citizens Bank of Pennsylvania. Citizens Bank of Massachusetts and Citizens Bank of Pennsylvania are subsidiaries of Citizens Financial Group, Inc. Mr. Steinour was not involved in the process of approving the loan.

        The Company began occupying the New Facility and making lease payments in March 2003. Based upon its knowledge of lease payments for comparable facilities in the Boston area, the Company believes that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time the Company entered into the lease, as favorable to the Company as those which could have been obtained from an independent third party.

        In view of the related party ownership of the New Facility, the Company concluded that during the construction phase of the New Facility, the estimated construction in progress costs for the project would be capitalized in accordance with EITF No. 97-10, "The Effect of Lessee Involvement in Asset Construction." A credit for the same amount is reflected in the accrued long-term construction-in-progress costs in the accompanying balance sheet. For purposes of the consolidated statement of cash flows, the Company characterizes this treatment as a non-cash financing activity.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.

        The Company is currently evaluating whether or not City Square and Gateway LLC are variable interest entities as defined by FIN 46 and, if so, whether or not the Company is the primary beneficiary of these entities.

        If the Company determines that City Square or Gateway LLC, or both, are variable interest entities, and that it is the primary beneficiary, the Company will be required to consolidate the financial position and results of operation of the entities for which it determines it is the primary beneficiary. Such consolidation will be required beginning July 1, 2003.

        If the Company concludes it is not required to consolidate either of these entities, the Company will continue to account for its leases with City Square and Gateway LLC in accordance with generally accepted accounting principles. With respect to the Gateway LLC lease, if the Company concludes it is not required to consolidate this entity, the Company will amortize the asset and liability recorded during the construction of the facility, and estimates that the net effect of such amortization included in its operating results will approximate the rent expense resulting from contractual payments it is required to make under the lease.

        In December 2002, the Company's Audit Committee and Board of Directors each approved two related party transactions involving directors of the Company. The Company has subcontracted with Guardent, Inc. ("Guardent") for a customer project involving the State of California. Ms. Cirino, a director of the Company, is an executive officer and shareholder of Guardent. The payments from the Company to Guardent are not expected to exceed approximately $160,000. The Company repurchased 400,000 shares of common stock from Mr. Fain, a director of the Company. These shares were repurchased on December 6, 2002 in a negotiated transaction at a price of $9.50 per share for an aggregate purchase price of $3.8 million. The closing price for the Company's common stock on the American Stock Exchange on December 6, 2002 was $9.65.

        As of December 31, 2002, in connection with a third quarter acquisition, the Company had a recorded contingent liability of $895,000 related to certain earn-out considerations. The $895,000 is expected to be paid out during the first quarter of 2003. Future earn-outs are based on specific net revenue targets. Payments for achieving these goals will range form $1.0 to $2.0 million in future periods. The Company also recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. The note has a one-year term with a possible one-year extension based on additional acquisition service credits.

        The Company is a guarantor with respect to a line of credit for Innovate EC, an entity in which the Company acquired a minor equity position as a result of a previous acquisition. The total line of credit is for $600,000. The Company guarantees $300,000 of this obligation. The line is subject to review by the lending institution. The Company would be required to meet its guarantor obligation in the event the lending institution refuses to extend the credit facility and Innovate EC is unable to satisfy its obligation.

J. RELATED PARTIES, COMMITMENTS AND CONTINGENCIES (Continued)

        In April 1998, United Services Planning Association, Inc. and Independent Research Agency for Life Insurance, Inc. filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98) against the Company and two of its employees alleging that the Company misrepresented its ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project. The parties are currently engaged in discovery. It is not likely that the case will go to trial before the fall of 2003. The plaintiffs seek monetary relief. The Company believes that it has meritorious defenses to the plaintiff's complaint and intends to contest the claims vigorously. However, the Company is presently unable to assess the likely outcome of the matter.

        The Company is involved in litigation and various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes these litigation matters are without merit and intends to defend these matters vigorously. Refer to Note P to the audited condensed consolidated financial statements for additional disclosures with respect to legal matters.

K. INCOME TAXES

        For financial reporting purposes, income before income taxes includes the following components:

For the year ended December 31, 2002
Income before income taxes:
Domestic	$13,085
Foreign	551

Total income before provision for income taxes	$13,636

        The provision for income taxes consists of the following:

	For the years ended December 31,
	2002	2001	2000
Current:
Federal	$5,996	$8,993	$16,748
State	2,573	147	1,958
Foreign	682	886	570

Total	9,251	10,026	19,276
Deferred:
Federal	(2,960)	1,605	(4,283)
State	(836)	412	(898)
Foreign	—	(209)	(263)

Total	(3,796)	1,808	(5,444)
Total income tax provision	$5,455	$11,834	$13,832

        A reconciliation of the statutory income tax provision with the effective income tax provision is as follows:

	For the years ended December 31,
	2002	2001	2000
Federal income taxes at 35%	$4,772	$10,228	$11,965
State income taxes, net	1,129	363	1,060
Disallowed meals expense	508	506	806
Foreign tax	489	(81)	(594)
Adjustment of prior year's estimated tax liability	(1,532)	—	—
Merger related costs	—	1,048	856
Other, net	89	(230)	(261)

Total	$5,455	$11,834	$13,832

        The components of the net deferred tax assets and liabilities are as follows:

	As of December 31,
	2002	2001
Deferred tax assets:
Allowance for doubtful accounts and other reserves	$2,022	$2,208
Accrued expenses	17,490	9,167
Amortization of intangible assets	975	12,453
Depreciation and other	9,108	11,496
Acquired United States net operating loss carry-forwards	3,214	2,298

Total deferred tax assets	32,809	37,622
Deferred tax liabilities:
Intangibles	(28,343)	(28,150)

Total deferred tax liabilities	(28,343)	(28,150)
Total net deferred tax asset	$4,466	$9,472

        At December 31, 2002, the Company had domestic net operating loss (NOL) carry forwards for tax purposes of $7.9 million expiring in 2017 through 2021. These NOL carry forward amounts relate to prior acquisitions and are subject to limitation pursuit to IRC Section 382.

        Cumulative undistributed earnings of the Company's foreign subsidiaries amounted to approximately $16 million at December 31, 2002. No provision for United States income tax has been made for the repatriation of these earnings because the Company considers the earnings to be indefinitely reinvested. If such earnings were distributed, tax expense would increase by approximately $500,000. Additionally, the Company's India subsidiary, part of the SignalTree Solutions acquisition, has tax holidays in India, which reduce or eliminate the income tax in that country. The holidays expire between 2006 and 2009. Based on the currently enacted regular corporate income tax rate in India, the benefit to the Company of the tax holidays was approximately $325,000, of which the per diluted share amount is immaterial, for the year ended December 31, 2002.

L. BUSINESS ACQUISITIONS

        On March 15, 2002, Keane acquired SignalTree Solutions Holding, Inc. (SignalTree), a privately held, United States-based corporation with two software development facilities in India and additional operations in the United States. Under the terms of the merger agreement, Keane paid $68.2 million in cash for SignalTree Solutions.

        The Company accounted for the acquisition as a purchase, pursuant to which the assets and liabilities of SignalTree Solutions, including intangible assets, were recorded at their respective fair values. All identifiable intangible assets are being amortized over their estimated useful life with the exception of goodwill. The financial position, results of operations and cash flows of SignalTree Solutions were included in the Company's financial statements effective as of the purchase date.

        The total cost of the merger was $78.9 million. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. Goodwill was recorded at $41.3 million and other identified intangible assets were valued at $21.5 million. At the date of acquisition, the Company entered a plan to exit certain activities and consolidate facilities. As a result, the Company recorded a restructuring liability of $1.6 million related to the lease obligation and certain other costs for those facilities. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring)," these costs have been reflected in the purchase price.

        The components of the purchase price allocation is as follows:

Consideration and merger costs:
Consideration paid	$66,927
Transaction costs	1,303
Restructuring	1,553
Deferred tax liability	9,120

Total	$78,903

Allocation of purchase price:
Net asset value acquired	$16,133
Customer lists (seven-year life)	18,800
Non-compete agreements (three-year life)	2,700
Goodwill	41,270

Total	$78,903

        The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of SignalTree Solutions at the acquisition date:

Condensed balance sheet:
Cash	$2,650
Accounts receivable	7,304
Other current assets	3,562
Property, plant, equipment, net	8,011

Total assets	21,527
Accounts payable	569
Accrued compensation	1,569
Other liabilities	3,256

Net assets	$16,133

        On November 30, 2001, the Company completed the merger of Metro Information Services, Inc. (Metro), a provider of information technology, or IT, consulting and custom software development services and solutions. The merger was completed by exchanging all of the common stock of Metro for 7.4 million shares of the Company's common stock. Each share of Metro was exchanged for 0.48 of one share of Keane common stock. In addition, outstanding Metro stock options were converted at the same ratio into options to purchase 571,058 shares of Keane common stock.

        The Company accounted for the acquisition as a purchase, pursuant to which the assets and liabilities of Metro, including identifiable intangible assets, were recorded at their respective fair values. All identifiable intangible assets will be amortized over their estimated useful life with the exception of goodwill. The financial position, results of operations and cash flows of Metro were included in the Company's financial statements effective as of the merger date.

        The total cost of the merger was $164.5 million. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. Initial goodwill was recorded at $154.3 million and other identified intangible assets were valued at $46.1 million. At the date of acquisition, the Company entered a plan to exit certain activities and consolidate facilities. As a result, the Company recorded a restructuring liability of $11.0 million in 2001 related to the lease obligation and certain other costs for those facilities. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. During 2002, the Company adjusted the purchase price allocation principally as a result of an adjustment in the valuation of the liability assumed for the restructured facilities and for other matters unresolved at the time of acquisition. As a result of these non-cash adjustments, the goodwill balance was increased by $3.1 million.

        The components of the purchase price allocation as of date of merger with 2002 adjustments is as follows:

Consideration and merger costs:	November 30, 2001	2002 adjustments	Total
Value of stock issued	$130,796	$—	$130,796
Fair value of options exchanged	4,754	—	4,754
Transaction costs	7,786	258	8,044
Restructuring	10,972	3,052	14,024
Deferred tax liability	8,141	—	8,141
Deferred tax asset	—	(1,249)	(1,249)

Total	$162,449	$2,061	$164,510

Allocation of purchase price:	November 30, 2001	2002 adjustments	Total
Net liabilities assumed	$(37,984)	$(1,034)	$(39,018)
Customer lists (seven-year life)	45,200	—	45,200
Non-compete agreements (three-year life)	900	—	900
Goodwill	154,333	3,095	157,428

Total	$162,449	$2,061	$164,510

        The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of Metro as of the date of the acquisition and adjustments:

Condensed balance sheet:	November 30, 2001	2002 adjustments	Total
Cash	$622	$—	$622
Accounts receivable	40,820	141	40,961
Other current assets	1,004	—	1,004
Property, plant, equipment, net	2,780	(401)	2,379

Total assets	45,226	(260)	44,966
Accounts payable	3,583	13	3,596
Accrued compensation	9,800	65	9,865
Other liabilities	3,889	696	4,585
Note payable	65,938	—	65,938

Net liabilities	$(37,984)	$(1,034)	$(39,018)

        The unaudited pro forma combined condensed statements of income below present the historical statements of the Company and its acquisitions of Metro on November 30, 2001 and SignalTree Solutions on March 15, 2002 as if the purchases had occurred at January 1, 2001. Unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations.

	For the years ended December 31,
	2002	2001
Total revenues	$883,412	$1,070,451
Net income	8,910	16,013
Net income per share (basic)	0.12	0.23
Net income per share (diluted)	0.12	0.23

        In addition to the SignalTree Solutions and Metro acquisitions, the Company completed several acquisitions of businesses complementary to the Company's business strategy during the third quarter of 2002 and during 2000. The Company did not complete any acquisitions other than Metro during 2001. The merger and consideration costs of these acquisitions, which were accounted for using the purchase method of accounting, totaled $13.4 million in 2002 and $35.3 million in 2000. In certain cases, the purchase price included contingent consideration based upon operating performance of the acquired business. During 2001, the Company paid an additional $1.2 million related to earn-outs and has recorded these amounts as additional purchase price. As of December 31, 2002, in connection with a third quarter acquisition, the Company had a recorded contingent liability of $895,000 related to certain earn-out considerations. The $895,000 is expected to be paid out during the first quarter of 2003. Future earn-outs are based on specific net revenue targets. Payments for achieving these goals will range from $1.0 to $2.0 million in future periods. The Company also recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. The note has a one-year term with a possible one-year extension based on additional acquisition service credits.

        The results of operations of these acquired companies have been included in the Company's consolidated statement of income from the date of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill and the intangibles are being amortized on a straight-line basis over periods ranging from three to 15 years. Pro forma results of operations for these acquisitions have not been provided, as they were not material to the Company on either an individual or an aggregate basis.

M. EARNINGS PER SHARE

        A summary of the Company's calculation of earnings per share is as follows:

	Years Ended December 31,
	2002	2001	2000
Net income	$8,181	$17,387	$20,354
Weighted average number of common shares outstanding used in calculation of basic earnings per share	74,018	68,474	69,646
Incremental shares from the assumed exercise of dilutive stock options	388	922	347

Weighted average number of common shares outstanding used in calculation of diluted earnings per share	74,406	69,396	69,993

Earnings per share
Basic	$0.11	$0.25	$0.29

Diluted	$0.11	$0.25	$0.29

        For the period ending December 31, 2002, 2001, and 2000, there were 2,373,570, 2,348,368, and 3,063,740 options for common stock, respectively, which were excluded because they were anti-dilutive.

N. RESTRUCTURING CHARGES

        In the fourth quarter of 2002, 2001, and 2000, the Company recorded restructuring charges of $17.6 million, $10.4 million, and $8.6 million, respectively. Of these charges, $3.2 million, $4.4 million, and $1.7 million related to a workforce reduction of approximately 229, 900, and 200 employees for the years 2002, 2001, and 2000, respectively. In 2002, the Company also released excess accruals of $251,000 in connection with workforce reduction, which resulted in a net workforce restructuring charge of $2.9 million. Cash expenditures in 2002 of $10.2 million related to prior-year's income statement charges and acquisition expenditures were $3.9 million and $6.3 million, respectively.

        The Company also performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success. As a result of this review, the Company charges included $12.1 million in 2002, $4.0 million in 2001, and $3.5 million in 2000 for branch office closings and certain other expenditures. In conjunction with the review during the fourth quarter, the Company also performed a review of accrual balances for properties restructured in prior years. As a result, the Company determined that the cost to consolidate and/or close certain non-profitable offices would be higher than the original estimate. The change in estimates resulted in a net charge to the Company's restructuring liability of $756,000 and $1.2 million in 2002 and 2001, respectively. The resulting net charge in 2002 and 2001 was $12.9 million and $5.1 million, respectively. Cash expenditures in 2002 of $6.3 million related to prior-year's income statement charges and acquisition expenditures were $3.8 million and $2.5 million, respectively.

        The Company also wrote off $1.9 million, $0.8 million, and $3.4 million in 2002, 2001, and 2000, respectively, of assets, which became impaired as a result of these restructuring actions.

        A summary of restructuring activity during the years 2002, 2001 and 2000, which is reported in the consolidated accrued expenses in the accompanying balance sheet, is as follows:

	Workforce reduction	Branch office closures & other expenditures	Impaired assets	Total
Beginning balance in fiscal 2000	$2,800	$4,281	$—	$7,081
Charges in fiscal 2000	1,743	3,478	3,403	8,624
Cash expenditures in fiscal 2000	(3,138)	(2,832)	—	(5,970)
Fixed asset impairment charges in fiscal 2000	—	—	(3,403)	(3,403)

Beginning balance in fiscal 2001	1,405	4,927	—	6,332

Charges in fiscal 2001	4,417	3,957	825	9,199
Change in prior year's estimate	—	1,159	—	1,159
Cash expenditures in fiscal 2001	(2,620)	(2,494)	—	(5,114)
Acquisition related charge in fiscal 2001	7,226	3,746	—	10,972
Fixed asset impairment charges in fiscal 2001	—	—	(825)	(825)

Beginning balance in fiscal 2002	10,428	11,295	—	21,723

Charges in fiscal 2002	3,192	12,060	1,847	17,099
Change in prior year's estimate	(251)	756	—	505
Cash expenditures in fiscal 2002	(10,177)	(6,318)	—	(16,495)
Acquisition related charge in fiscal 2002	93	1,760	187	2,040
Acquisition related charge in fiscal 2002:
Acquisition related charges to increase prior year estimate	—	3,397	—	3,397
Fixed asset impairment charges in fiscal 2002	—	—	(2,034)	(2,034)

Balance as of December 31, 2002	$3,285	$22,950	$—	$26,235

        As of December 31, 2002, the balance in the branch office closures reserve consisted of amounts for properties identified in 2002, 2001, 2000, and 1999 in the amounts of $15.4, $6.1, $0.8, and $0.6 million, respectively.

O. SEGMENT REPORTING

        Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," the Company operates within one reportable segment: Professional Services.

        In accordance with the enterprise wide disclosure requirements of FAS 131, the Company's geographic information is as follows:

	Geographic Location
					Balance per consolidated financial statements
	Domestic	Domestic deferred tax assets	International	International deferred tax assets
2002
Revenues	$843,918		$29,285		$873,203
Long-lived assets	409,513	$11,609	26,601	$1,830	449,553
2001
Revenues	730,714		48,445		779,159
Long-lived assets	322,307	22,684	21,304	1,058	367,353
2000
Revenues	808,783		63,173		871,956
Long-lived assets	126,295	18,761	22,996	913	168,965

        The Company has no single customer that provides revenues that equal or exceed 10 percent of its consolidated revenues.

P. SUBSEQUENT EVENTS

        On February 10, 2003, the Company received a $7.3 million award in connection with an arbitration proceeding initiated by the Company in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and the Company's Federal Systems subsidiary. The Company will account for this award in the first quarter of 2003.

        On February 13, 2003, the Company's Board of Directors approved a new United Kingdom Employee Stock Purchase Plan. The Company has allocated 500,000 shares of the total number of shares reserved under the Company's 1992 Employee Stock Purchase Plan for issuance under the United Kingdom Employee Stock Purchase Plan.

        On February 28, 2003, the Company entered into a new three-year, $50 million credit facility with two banks. This new credit facility replaces the Company's previous $10 million demand line credit, which expired in July 2002. The terms of the credit facility require the Company to maintain certain financial ratios and earnings before interest, taxes, depreciation, and amortization (EBITDA). Borrowings will bear interest at one of the bank's base rate or the Euro currency reserve rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this Item is contained in part under the caption "Directors and Executive Officers of the Company" in Item 4 of Part I hereof and the remainder is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2003 (the "2003 Proxy Statement") under the caption "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

        The response to this Item is incorporated herein by reference to the Company's 2003 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The response to this Item is incorporated herein by reference to the Company's 2003 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this Item is incorporated herein by reference to the Company's 2003 Proxy Statement under the caption "Certain Related Party Transactions."

ITEM 14. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and are operating in an effective manner.

b)
Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

(b) Exhibits

The Exhibits set forth in the attached Exhibit Index are filed as part of this Annual Report.

(c) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three-month period ended December 31, 2002.

  i.
  Current Report on Form 8-K filed with the SEC on October 30, 2002 announcing the Board of Directors authorization for the Company to purchase 5,000,000 shares of common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEANE, INC. (Registrant)
/s/ BRIAN T. KEANE Brian T. Keane President and Chief Executive Officer
Date: March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN F. KEANE John F. Keane Chairman	/s/ JOHN J. LEAHY John J. Leahy Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)
/s/ BRIAN T. KEANE Brian T. Keane President, Chief Executive Officer and Director	/s/ JOHN F. KEANE, JR. John F. Keane, Jr. Director
/s/ JOHN F. ROCKART John F. Rockart Director	/s/ MARIA A. CIRINO Maria A. Cirino Director
/s/ PHILIP J. HARKINS Philip J. Harkins Director	/s/ WINSTON R. HINDLE, JR. Winston R. Hindle, Jr. Director
/s/ STEPHEN D. STEINOUR Stephen D. Steinour Director	/s/ JOHN H. FAIN John H. Fain Director

CERTIFICATIONS

I, Brian T. Keane, certify that:

1.
I have reviewed this annual report on Form 10-K of Keane, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	/s/ BRIAN T. KEANE Brian T. Keane President and Chief Executive Officer

I, John J. Leahy, certify that:

1.
I have reviewed this annual report on Form 10-K of Keane, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 24, 2003	/s/ JOHN J. LEAHY John J. Leahy Senior Vice President of Finance and Chief Financial Officer

Exhibit Index
2.1	Agreement and Plan of Merger, dated as of August 20, 2001, by and among the Registrant, Veritas Acquisition Corp., and Metro Information Services, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 20, 2001, filed on August 21, 2001.
3.1	Articles of Organization of the Registrant, as amended, are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-85206) (the "Registration Statement").
3.2	Articles of Amendment to Registrant's Articles of Organization, filed on May 29, 1998, are incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on 8-K, filed on June 3, 1998.
3.3	Second Amended and Restated By-Laws of the Registrant are incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.4	Amendment to Second Amended and Restated Bylaws of the Registrant is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
*10.1	Keane, Inc. 401(k) Deferred Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit to the Registration Statement.
*10.2	1992 Stock Option Plan is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
*10.3	1998 Stock Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 333-56119), as filed with and declared effective by the Commission on June 5, 1998.
*10.4	Amendment to 1998 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
*10.5	Amended and Restated 1992 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.6	Metro Information Services, Inc. Amended and Restated 1997 Stock Option Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
10.7	Lease dated February 20, 1985, between the Registrant and Jonathan G. Davis, as Trustee of City Square Development Trust (the "Trust"), is incorporated herein by reference to Exhibit 10.6 to the Registration Statement.
10.8	First Amendment of Lease dated March 19, 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.
10.9	Second Amendment of Lease dated November 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.8 to the Registration Statement.
*10.10	Keane, Inc. 2001 Stock Incentive Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
*10.11	Keane, Inc. United Kingdom Employee Stock Purchase Plan.
10.12	Revolving Credit Agreement dated February 28, 2003, by and between the Registrant, Fleet National Bank, as Agent, and several lenders party thereto.

10.13	Lease, dated October 25, 2001 between the Registrant and Gateway Developers LLC.
21.0	Schedule of Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
99.1	Certification by the Registrant's President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Registrant's Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement required filed as an exhibit pursuant to Item 14(A) and (C) of this report.

QuickLinks

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KEANE, INC. CONSOLIDATED BALANCE SHEETS
KEANE, INC. CONSOLIDATED STATEMENTS OF INCOME
KEANE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
KEANE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
KEANE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2002, 2001, and 2000 (All amounts in thousands unless stated otherwise and except for share and per share amounts).
SIGNATURES
CERTIFICATIONS