Form 10-Q
period 2003-03-31
KEANE INC
filed 2003-05-13
CIK 54883

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-7516

KEANE, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2437166
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Number)

100 City Square, Boston, Massachusetts	02129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 241-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (☒) No (☐)

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  Yes (☒) No (☐)

As of March 31, 2003, the number of issued and outstanding shares of Common Stock (excluding 9,105,432 shares held in treasury) and Class B Common Stock are 66,439,959 and 284,599 shares, respectively.

Keane, Inc. and Subsidiaries

Keane, Inc. and Subsidiaries

Part I  Financial Information

Item 1.  Financial Statements
Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)	(See Note A)
	(In thousands)
Assets
Current:
Cash and cash equivalents	$23,885	$46,383
Marketable securities	30,526	21,872
Accounts receivable, net:
Trade	135,451	129,432
Other	1,063	1,004
Prepaid expenses and deferred taxes	40,321	37,430
Total current assets	231,246	236,121

Property and equipment, net	25,581	24,729
Building	40,888	40,888
Goodwill	276,865	277,435
Customer lists, net	66,372	69,193
Other intangible assets, net	16,409	17,613
Deferred taxes and other assets, net	18,304	19,695
	$675,665	$685,674
Liabilities
Current:
Accounts payable	12,472	11,986
Accrued expenses and other liabilities	36,910	34,917
Accrued building costs	298	234
Accrued restructuring	12,587	13,694
Accrued compensation	37,937	36,346
Notes payable	3,100	3,100
Accrued income taxes	5,415	81
Unearned income	7,224	11,535
Current capital lease obligations	794	887
Total current liabilities	116,737	112,780

Accrued long-term building costs	40,590	40,654
Accrued long-term restructuring	10,116	12,541
Deferred income taxes	28,314	28,343
Long-term portion of capital lease obligations	559	772

Stockholders’ equity
Common stock	7,555	7,555
Class B common stock	28	28
Additional paid-in capital	166,560	166,598
Accumulated other comprehensive income	(1,583)	(1,411)
Retained earnings	380,103	369,542
Less treasury stock, at cost	(73,314)	(51,728)
Total stockholders’ equity	479,349	490,584
	$675,665	$685,674

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands Except Per Share Amounts)

Total revenues	$204,662	$221,259
Salaries, wages, and other direct costs	142,431	157,833
Selling, general, and administrative expenses	48,075	52,291
Amortization of intangible assets	4,047	3,308
Operating income	10,109	7,827

Interest and dividend income	348	1,024
Interest expense	33	67
Other (income), net	(7,177)	(470)
Income before income taxes	17,601	9,254

Provision for income taxes	7,040	3,701

Net income	$10,561	$5,553

Net income per share (basic)	$0.15	$0.07

Net income per share (diluted)	$0.15	$0.07

Weighted average common shares outstanding (basic)	69,072	75,727
Weighted average common shares and common share equivalents outstanding (diluted)	69,106	76,670

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Cash flows from operating activities:
Net income	$10,561	$5,553
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	6,679	5,937
Deferred income taxes	(561)	(882)
Provision for doubtful accounts, net	(666)	(64)
(Gain) loss on sale of property and equipment	(18)	113
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(5,412)	(4,675)
Increase in prepaid expenses and other assets	(1,670)	(6,823)
Decrease in accounts payable, accrued expenses, accrued restructuring, unearned income, and other liabilities	(2,914)	(5,344)
Increase in income taxes payable	6,036	3,503
Net cash provided by (used for) operating activities	12,035	(2,682)

Cash flows from investing activities:
Purchase of investments	(9,964)	(9,141)
Sale and maturities of investments	1,310	47,654
Purchase of property and equipment	(2,856)	(2,652)
Proceeds from the sale of property and equipment	59	14
Payments for current year acquisitions	—	(62,861)
Payments for prior years acquisitions	(903)	—
Net cash used for investing activities	(12,354)	(26,986)

Cash flows from financing activities:
Principal payments under capital lease obligations	(263)	(289)
Proceeds from issuance of common stock	1,942	3,576
Repurchase of common stock	(23,574)	—
Net cash (used for) provided by financing activities	(21,895)	3,287

Effect of exchange rate changes on cash	(284)	(365)
Net decrease in cash and cash equivalents	(22,498)	(26,746)
Cash and cash equivalents at beginning of period	46,383	65,556
Cash and cash equivalents at end of period	$23,885	$38,810

Supplemental Information:
Income taxes paid	$1,052	$398

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(In Thousands Except Per Share Amounts)

Note A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other period.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.  Such reclassifications have no effect on previously reported net income or stockholders’ equity.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed with the Securities and Exchange Commission on March 26, 2003.

Note B.	Earnings Per Share Data
Computation of net income per share for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
Net income	$10,561	$5,553

Weighted average number of common shares outstanding used in calculation of basic earnings per share	69,072	75,727
Incremental shares from the assumed exercise of dilutive stock options	34	943
Weighted average number of common shares outstanding used in calculation of diluted earnings per share	69,106	76,670

Earnings per share
Basic	$0.15	$0.07

Diluted	$0.15	$0.07

Note C.	Stock-Based Compensation

The Company’s stock-based compensation plans provide for grants of stock options to employees, officers and directors of, and consultants and advisors to, the Company at a purchase price of not less than 100% of the fair market value of the Company’s stock on the date of grant.  This stock-based compensation is accounted for utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,”

and related Interpretations. As such, the Company does not recognize stock-based compensation expense in its calculation of net income as reported in its condensed consolidated financial statements.

Had the Company accounted for stock-based compensation utilizing the fair value method and provisions proscribed in Statement of Financial Accounting Standards No. 123 (FAS No. 123), “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
Net income - as reported	$10,561	$5,553
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	2,080	2,864

Net income - pro forma	$8,481	$2,689

Net income per share
Basic - as reported	$0.15	$0.07
Basic - pro forma	$0.12	$0.04

Diluted - as reported	$0.15	$0.07
Diluted - pro forma	$0.12	$0.04

The Company also grants restricted stock for a fixed number of shares to employees for nominal consideration.  Compensation expense related to restricted stock awards is recorded ratably over the restriction period.

Note D.	Comprehensive Income

Total comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) for the three-month period ended March 31, 2003 and 2002 was $10.7 million and $6.5 million, respectively.

Note E.	Business Acquisitions

On March 15, 2002, Keane acquired SignalTree Solutions Holding, Inc. (SignalTree Solutions), a privately held, United States-based corporation with two software development facilities in India and additional operations in the United States.  Under the terms of the merger agreement, Keane paid $68.2 million in cash for SignalTree Solutions.

The Company accounted for the acquisition as a purchase, pursuant to which the assets and liabilities of SignalTree Solutions, including intangible assets, were recorded at their respective fair values.  All identifiable intangible assets are being amortized over their estimated useful lives with the exception of goodwill.  The financial position, results of operations and cash flows of SignalTree Solutions were included in the Company’s financial statements effective as of the acquisition date.

The total cost of the acquisition was $78.9 million.  Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques.  Goodwill was recorded at $41.3 million and other identified intangible assets were valued at $21.5 million.  At the date of acquisition, the Company entered into a plan to exit certain activities and consolidate facilities.  As a result, the Company recorded a restructuring liability of $1.6 million related to the lease obligations and certain other costs for the consolidated facilities.  In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs have been reflected in the purchase price of the acquisition.

The components of the purchase price allocation are as follows:

	December 31, 2002	Total Adjustments	March 31, 2003
Consideration and merger costs:
Consideration paid	$66,927	$—	$66,927
Transaction costs	1,303	5	1,308
Restructuring	1,553	—	1,553
Deferred tax liability	9,120	—	9,120
Total	$78,903	$5	$78,908

Allocation of purchase price:
Net asset value acquired	$16,133	$245	$16,378
Customer lists (seven-year life)	18,800	—	18,800
Non-complete agreements (three-year life)	2,700	—	2,700
Goodwill	41,270	(240)	41,030
Total	$78,903	$5	$78,908

The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of SignalTree Solutions at the acquisition date and 2003 adjustments recorded to finalize the purchased balance sheet:

	December 31, 2002	Total Adjustments	March 31, 2003
Condensed balance sheet:
Cash	$2,650	$—	$2,650
Accounts receivable	7,304	—	7,304
Other current assets	3,562	(2)	3,560
Property, plant, equipment, net	8,011	(75)	7,936
Total assets	21,527	(77)	21,450

Accounts payable	569	(16)	553
Accrued compensation	1,569	—	1,569
Other liabilities	3,256	(306)	2,950
Net assets	$16,133	$245	$16,378

The unaudited pro forma combined condensed statements of income below present the historical statements of the Company and its acquisition of SignalTree Solutions on March 15, 2002 as if the acquisition had occurred at January 1, 2002.  Unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations.

	Three Months Ended March 31,
	2003	2002
Total revenues	$204,662	$231,468
Net income	10,561	4,371
Net income per share (basic)	0.15	0.06
Net income per share (diluted)	0.15	0.06

In addition to the SignalTree Solutions acquisition, the Company completed an acquisition of a business complementary to the Company’s business strategy during the Third Quarter of 2002.  The merger and consideration costs of this acquisition, which were accounted for using the purchase method of accounting, totaled $13.4 million in 2002.  The purchase price included contingent consideration based upon operating performance of the acquired business.  During the First Quarter of 2003, the Company paid an additional $895,000 related to earn-outs and has recorded this amount as additional purchase price.  Future earn-outs are based on specific net revenue targets.  Payments for achieving these goals will range from $1.0 to $2.0 million in future periods.  The Company also recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration.  The note has a one-year term with a possible one-year extension based on additional acquisition service credits.  As of March 31, 2003, the Company had not recorded additional contingent liabilities in relation to the earn-outs.

The results of operations of these acquired companies have been included in the Company’s condensed consolidated statement of income from the date of acquisition.  The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill.  Identifiable intangible assets are being amortized on a straight-line basis over periods ranging from three to seven years.  Pro forma results of operations for these acquisitions have not been provided, as they were not material to the Company on either an individual or an aggregate basis.

Note F.	Restructuring

In the Fourth Quarters of 2002, 2001, 2000, and 1999, the Company recorded restructuring charges of $17.6 million, $10.4 million, $8.6 million, and $13.7 million, respectively.  Of these charges, $3.2 million, $4.4 million, $1.7 million and $3.8 million related to a workforce reduction of approximately 229, 900, 200 and 600 employees for the years 2002, 2001, 2000 and 1999, respectively.  In 2002, the Company also released excess accruals of $251,000 in connection with workforce reduction, which resulted in a net workforce restructuring charge of $2.9 million.  Cash expenditures in the First Quarter of 2003 related to workforce reductions were $1.1 million.

The Company also performed a review of its business strategy and concluded that consolidating some of its branch offices was key to its success.  As a result of this review, the Company’s restructuring charges included $12.1 million in 2002, $4.0 million in 2001, $3.5 million in 2000, and $5.1 million in 1999 for branch office closings and certain other expenditures.  In conjunction with the review during the Fourth Quarter of 2002, the Company also performed a review of accrual balances for properties restructured in prior years.  As a result, the Company determined that the cost to consolidate and/or close certain non-profitable offices would be higher than the original estimate.  The change in estimates resulted in a net charge to the Company’s restructuring liability of $756,000 and $1.2 million in 2002 and 2001, respectively.  The resulting net charge in 2002 and 2001 was $12.9 million and $5.1 million, respectively.  Cash expenditures in the First Quarter of 2003 related to branch office closures and other expenditures were $2.4 million.

On November 30, 2001, the Company completed the acquisition of Metro Information Services, Inc. (Metro).  At the date of acquisition, the Company entered into a plan to exit certain activities and consolidate facilities.  As a result, the Company recorded a restructuring liability of $11.0 million in 2001 related to the lease obligations and certain other costs for the consolidated facilities.  During 2002, the Company adjusted the valuation of the liability assumed for the restructured facilities and for other matters unresolved at the time of the acquisition by $3.1 million.  On March 15, 2002, Keane acquired SignalTree Solutions.  At the date of acquisition, the Company entered into a plan to exit certain activities and consolidate facilities.  As a result, the Company recorded a restructuring liability of $1.6 million related to the lease obligations and certain other costs for the consolidated facilities.  In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs have been reflected in the purchase price of the acquisition.

The activity for the First Quarter of 2003 associated with the restructuring charge is as follows:

	January 1, 2003 Balance	Cash Expenditures	March 31, 2003 Balance
Branch office closures and other expenditures
1999	$623	$(133)	$490
2000	760	(217)	543
2001	6,615	(1,066)	5,549
2002	14,952	(985)	13,967
	22,950	(2,401)	20,549
Workforce reduction 2002	3,285	(1,131)	2,154
Total restructuring balance	$26,235	$(3,532)	$22,703

The restructuring balance is included in accrued current restructuring costs and accrued long-term restructuring costs in the condensed consolidated balance sheets.

Note G.	Segment Information

Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards No. 131 (FAS 131), “Disclosures about Segments of an Enterprise and Related Information,” the Company operates within one reportable segment: Professional Services.  In this segment, the Company offers an integrated mix of end-to-end business solutions, such as Business Consulting (Plan), Application Development and Integration (Build), and Application Development and Management Outsourcing (Manage).

In accordance with the enterprise wide disclosure requirements of FAS 131, the Company’s geographic information is as follows:

	Geographic location		Deferred Tax Assets	Total
	Domestic	International
Three Months Ended March 31, 2003
Revenues	$198,972	$5,690	—	$204,662
Long-lived assets	404,661	25,761	13,997	444,419

Three Months Ended March 31, 2002
Revenues	$211,563	$9,696	—	$221,259
Long-lived assets	374,075	27,837	22,164	424,076

The Company has no single customer that provides revenues that equal or exceed 10 percent of its consolidated revenues.

Note H.	Related Parties, Commitments, and Contingencies

The principal executive office of the Company as of March 31, 2003, was located at 100 City Square in Boston, Massachusetts (the “New Facility”).  The Company leases the New Facility from Gateway Developers LLC (“Gateway LLC”) as described below.  The Company leases additional office space and apartments in more than seventy locations in North America, the United Kingdom, and India under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rental fees.

In October 2001, the Company entered into a lease with Gateway LLC for a term of twelve years, pursuant to which the Company agreed to lease approximately 95,000 square feet of office and development space.  The Company leases approximately 57% of the New Facility and the remaining 43% is, or will be, occupied by other tenants.  John Keane Family LLC is a member of Gateway LLC.  The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of the Company, and his immediate family members.

On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan with Citizens Bank of Massachusetts (the “Gateway Loan”) in connection with the New Facility and an adjacent building located at 20 City Square, Boston, Massachusetts.  John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan.  Stephen D. Steinour, a director of the Company, is Chief Executive Officer of Citizens Bank of Pennsylvania.  Citizens Bank of Massachusetts and Citizens Bank of Pennsylvania are subsidiaries of Citizens Financial Group, Inc. Mr. Steinour was not involved in the approval process for the Gateway Loan.

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

In view of these related party transactions, the Company concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction.”  A credit in the same amount was included in the caption “Accrued construction-in-progress costs.”  For purposes of the consolidated statement of cash flows, the Company characterized this treatment as a non-cash financing activity.

Due to completion of the construction phase and its current occupancy, the related capitalized costs are now classified as “Building” in the accompanying balance sheets.  A credit for the same amount appears as accrued building costs into both its short and long-term components.  The Company will amortize the cost of the building on a straight-line basis over a 39-year useful life.  Additionally, the obligation will be reduced over the life of the lease at an interest rate of 8.67%.  The net effect of the amortization that will be included in the operating results will approximate the rent expense resulting from the contractual payments the Company is required to make under the lease.

In February 1985, the Company entered into a lease, which subsequently was extended to a term of 20 years, with City Square Limited Partnership (“City Square”), pursuant to which the Company leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts.  The Company now leases approximately 88% of this building and the remaining 12% is leased by other tenants.  John F. Keane, Chairman of the Board of the Company, and Philip J. Harkins, a director of the Company, are limited partners of City Square.  Based upon its knowledge of lease payments for comparable facilities in the Boston area, the Company believes that the lease payments under this lease, which will be approximately $0.8 million per year ($25.00 per square foot) for the remainder of the lease term (until February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time the Company entered into the lease, as favorable to the Company as those which could have been obtained from an independent third party. As a result of its occupancy of the New Facility (as described above), the Company is in the process of seeking a third party to sublease the space it occupied at Ten City Square.

As a result of the vacancy at Ten City Square in December 2002, the Company reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002 financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary.  Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity’s residual returns, or both.  In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.

The Company is currently evaluating whether or not City Square and Gateway LLC are variable interest entities, as defined by FIN 46 and, if so, whether or not the Company is the primary beneficiary of these entities.

If the Company determines that City Square or Gateway LLC, or both, are variable interest entities, the Company will be required to consolidate the financial position and results of operation of the entity or entities for which it determines it is the primary beneficiary.  Such consolidation will be required beginning July 1, 2003.

If the Company concludes it is not required to consolidate either of these entities and that it is the primary beneficiary, the Company will continue to account for its leases with City Square and Gateway LLC in accordance with generally accepted accounting principles.  With respect to the Gateway LLC lease, if the Company concludes it is not required to consolidate this entity, the Company will continue to amortize the asset and liability.

In March 2003, the Company’s Audit Committee approved a related party transaction involving a director of the Company.  The Company has subcontracted with Guardent, Inc. (“Guardent”) for a customer project.  Maria Cirino, a director of the Company, is an executive officer, director, and shareholder of Guardent.  The payments from the Company to Guardent are not expected to exceed approximately $25,000.  In addition, the Audit Committee permitted the Company to engage Guardent as a sub-contractor for the purposes of providing future services to the Company’s customers.  No payment by the Company to Guardent for a single engagement may exceed $75,000 and no payment by the Company to Guardent for all engagements in any calendar year may exceed $250,000.

In April 2003, the Company’s Audit Committee again approved a related party transaction involving a director of the Company.  The Company has sub-contracted with ArcStream, Inc (“ArcStream”) for two customer projects.  John F. Keane, Jr., a director of the Company, is Chief Executive Officer, director, and founder of ArcStream, Inc.  John F. Keane, Jr. is the son of John F. Keane, Sr., the Company’s Chairman of the Board of Directors, and the brother of Brian T. Keane, the Company’s President, Chief Executive Officer and a director.  The payments by the Company to ArcStream related to these projects are not expected to exceed $50,000.  In addition, the Audit Committee permitted the Company to engage ArcStream as a sub-contractor for the purposes of providing future services to the Company’s customers.  No payment by the Company to ArcStream for a single engagement may exceed $75,000 and no payment by the Company to ArcStream for all engagements in any calendar year may exceed $250,000.

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

During the First Quarter of 2003, the Company paid $895,000 related to certain earn out considerations in connection with an acquisition made during the Third Quarter of 2002.  Future earn-outs are based on specific net revenue targets.  Payments for achieving these goals will range from $1.0 to $2.0 million in future periods.  The Company also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration.  The note has a one-year term with a possible one-year extension based on additional acquisition service credits.

In April 1998, United Services Planning Association, Inc. and Independent Research Agency for Life Insurance, Inc. filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98) against the Company and two of its employees alleging that the Company misrepresented its ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project.  The parties are currently engaged in discovery.  The case is scheduled to go to trial in October of 2003.  The plaintiffs seek monetary relief.  The Company believes that it has a meritorious defense to the plaintiff’s complaint and intends to contest the claims vigorously. However, the Company is presently unable to assess the likely outcome of the matter.

During the First Quarter of 2003, the Company received a $7.3 million award in connection with an arbitration proceeding initiated by the Company in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and the Company’s Federal Systems subsidiary.

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

Keane, Inc. and Subsidiaries

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement.  For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions may be forward-looking statements.  Keane cautions investors not to place undue reliance on any forward-looking statements in this Report.  Keane undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth below under the caption “Certain Factors That May Affect Future Results.”  These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company’s actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

RESULTS OF OPERATIONS

The Company’s total revenue for the First Quarter of 2003 was $204.7 million, a 7.5% decrease from revenue of $221.3 million for the First Quarter of 2002.  This decrease in total revenue was primarily the result of clients continuing to defer discretionary technology-related expenditures as a result of economic uncertainty.

Revenue from the Company’s Plan services was $13.6 million in the First Quarter of 2003, a decrease of 26.5% from revenue of $18.5 million in the First Quarter of 2002.  Plan revenue is comprised primarily of business consulting services, including the Company’s Applications Rationalization Service, delivered by Keane Consulting Group, the Company’s business consulting arm.  Additional IT focused consulting services within Plan are sold and implemented out of the Company’s network of branch offices.  The decrease in Plan revenue was primarily the result of the deferral of consulting projects and a decrease in billing rates caused by general economic conditions.

Revenue from the Company’s Build services was $50.1 million in the First Quarter of 2003, a decrease of 10.4% from revenue of $55.9 million in the First Quarter of 2002.  The Company’s Build revenue, which consists primarily of Application Development and Integration (AD&I) business, was adversely affected during the First Quarter of 2003 by the deferral of software development projects due to the current reduction in capital spending related to technology.  However, the decline in Build revenue was offset in part by revenue generated from the less cyclical healthcare and public sector vertical markets.  Compared to the Fourth Quarter of 2002, First Quarter of 2003 Build revenue was 1.8% lower, reflecting what the Company believes to be a more stable but still challenging environment for Application Development and Integration services.

Revenue from the Company’s Manage services, which consist primarily of Applications Outsourcing service as well as Staff Augmentation services and other Maintenance and Migration services, was $141.0 million during the First Quarter of 2003, a decrease of 4.0% from revenue of $146.9 million in the First Quarter of 2002.  Although not immune from economic fluctuations, Applications Outsourcing revenues are more stable than revenue associated with Plan or Build due to the long-term and recurring nature of outsourcing contracts and the cost-saving benefits related to outsourcing.  Generally, under an Applications Outsourcing agreement, the Company receives a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level.  Applications Outsourcing agreements generally do not require any capital outlay from the Company.  Outsourcing revenue and expense are recognized on a monthly basis consistent with the service provided by the Company to its customers.  The Company does not employ percentage-of-completion accounting on its outsourcing agreements.

Within its Applications Outsourcing business, the Company carefully monitors and reports what it designates as large, long-term Application Outsourcing engagements.  These deals represent outsourcing contracts that have been signed since January of 2000, and that are valued at a minimum of $5.0 million in revenue.  The Company believes that these engagements are representative of the type of Applications Outsourcing business that forms the core element of its growth strategy.  During the First Quarter of 2003, long-term strategic Applications Outsourcing engagements generated $53.4 million in revenue, a 33.2% increase from $40.1 million in the First Quarter of 2002.  Total revenue from large long-term Applications Outsourcing customers, including cross-sales of additional Plan and

Build business, was $66.1 million during the First Quarter of 2003, representing 32.3% of the Company’s total revenue.

The Company observed signs of increasing stability of demand within its customer base during the First Quarter of 2003.  However, it has not yet seen indications of a broad-based and sustainable trend of an increase in discretionary IT spending.  As a result, the Company anticipates continuing softness in its AD&I business, which represents a majority of its Build sector, and its Plan sector, until economic conditions improve and customers once again begin funding technology projects.  However, the Company continues to see ongoing opportunities in its Applications Outsourcing business, which represents a majority of its Manage sector, as well as opportunities within the healthcare and public sector vertical markets.  Keane’s Outsourcing Services has been enhanced with the addition of two Advanced Development Centers in India in addition to its near shore facilities in Halifax, Nova Scotia.  The Company believes that outsourcing provides greater stability of revenue due to long-term contracts and recurring revenue.

Salaries, wages, and other direct costs for the First Quarter of 2003 were $142.4 million, or 69.6% of total revenue, compared to $157.8 million, or 71.3% of total revenue, for the First Quarter of 2002.  The decrease in direct costs was primarily attributable to ongoing efforts to bring costs in alignment with anticipated revenue.

Total billable employees for all operations were 5,925 as of March 31, 2003, compared to 6,175 total billable employees as of December 31, 2002 and 6,301 as of March 31, 2002.  In addition to these employees, the Company may occasionally sub-contract personnel to augment its billable staff.  The year-over-year decrease was the result of bringing personnel resources, which account for the vast majority of the Company’s direct costs, in alignment with the Company’s current and expected revenue stream.  The Company’s base of billable employees within its India operation was 500 billable employees as of March 31, 2003.  The Company acquired its India operation in March 2002 with its acquisition of SignalTree Solutions.

The Company’s gross margin (revenue less salaries, wages, and other direct costs as a percentage of revenue) for the First Quarter of 2003 was 30.4%, as compared to 28.7% for the First Quarter of 2002.  The increase in gross margin was largely the result of improved utilization and lower severance costs related to the Company’s base of billable personnel in North America.  The Company believes this improvement is also the result of the implementation of its long-term strategy, and that it reflects the significant operating leverage within its business model as economic conditions stabilize and begin to improve.

Selling, General & Administrative (“SG&A”) expenses for the First Quarter of 2003 were $48.1 million, or 23.5% of total revenue, as compared to $52.3 million, or 23.6% of total revenue, for the First Quarter of 2002.  The decrease in SG&A expenses was attributable to cost synergies obtained from the acquisition of Metro as well as the Company’s continuing focus on tightly controlling discretionary expenses.

Amortization of intangible assets for the First Quarter of 2003 was $4.0 million, or 2.0% of total revenue, compared to $3.3 million, or 1.5% of total revenue, for the First Quarter of 2002.  The increase in amortization of intangible assets was primarily attributable to additional intangible assets resulting from the Company’s acquisitions of SignalTree Solutions and one other acquisition complementary to the Company’s business strategy made during the Third Quarter of 2002.

Interest and dividend income totaled $348,000 for the First Quarter of 2003, compared to $1.0 million for the First Quarter of 2002.  The decrease in interest and dividend income was attributable to lower cash balances and marketable securities earning interest and dividends due to the Company’s use of cash to repurchase shares of it’s common stock, as well as interest rate declines.  Other income was $7.2 million for the First Quarter of 2003, as compared to other income of $470,000 in the First Quarter of 2002.  Other income during the First Quarter of 2003 increased due to a $7.3 million favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and Keane Federal Systems.

The Company’s effective tax rate was 40.0% for the First Quarter of both 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company is focused on continuing to generate strong cash flow in order to fund potential mergers and acquisitions, stock repurchases, and build long-term shareholder value.  The Company’s cash and investments at March 31, 2003, decreased to $54.4 million from $68.3 million at December 31, 2002.  This decrease was primarily attributable to the Company’s stock repurchase program, pursuant to which the Company acquired shares for a purchase price totaling $23.6 million during the First Quarter of 2003.

Net cash provided by operating activities totaled $12.0 million for the First Quarter of 2003 compared to a $2.6 net use of cash by operating activities for the First Quarter of 2002.  During the First Quarter of 2003, the Company received a $7.3 million award in connection with an arbitration proceeding initiated by the Company in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and the Company’s Federal Systems subsidiary.  Also during the First Quarter of 2003, the Company paid approximately $3.5 million associated with previously reported restructuring charges.

Net cash used in investing activities was $12.4 million and $27.0 million for the First Quarter of 2003 and 2002, respectively.  Net cash used in investing activities in each of these periods was primarily the result of investments, acquisitions, and capital expenditures.  During the First Quarter of 2003, the Company purchased investments of $10.0 million in marketable securities and spent $2.9 million on property and equipment along with $903,000 for payments related to prior years acquisitions.  In connection with an acquisition made during the Third Quarter of 2002, the Company may incur additional payments related to certain earn-out considerations that are based on achieving specific net revenue targets.  Payments for achieving these goals will range from $1.0 to $2.0 million in future periods.  The Company also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration.  The note has a one-year term with a possible one-year extension based on additional acquisition service credits.

Net cash used for financing activities totaled $21.9 million for the First Quarter of 2003 compared to $3.3 million in cash provided by financing activities for the First Quarter of 2002.  In the First Quarter of 2003, cash used in financing activities is the result of the Company’s previously authorized stock repurchase program.  On October 25, 2002, the Board of Directors authorized the Company to repurchase 5 million shares of its common stock over the next 12 months.  This repurchase authorization was in addition to two prior share repurchase authorizations in September 2001 and July 2002.  The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and economic conditions and other factors.  During the First Quarter of 2003, the Company purchased 3,052,100 shares of its common stock under this authorization for a total investment of $23.6 million at an average price per share of $7.72.  The remaining authorized amount is 624,300 shares from the authorization given on October 25, 2002.  Between May 1999 and March 31, 2003, the Company has invested $186.6 million to repurchase 15,007,900 shares of its common stock under seven separate authorizations.

In February 2003, the Company entered into a new $ 50.0 million revolving credit agreement with two banks.  The credit facility replaces a previous $10.0 million demand line of credit, which expired in July 2002.  The terms of the credit facility require the Company to maintain a maximum total funded debt and other financial ratios.  Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents on hand, marketable securities, cash flows from operations, and its new line of credit will be sufficient to meet its current capital requirements for at least the next twelve months.

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

Keane has pursued, and intends to continue to pursue, strategic acquisitions.  Failure to successfully integrate acquired businesses or assets may adversely affect Keane’s financial performance.  In recent years, Keane has grown significantly through acquisitions.  From January 1, 1999 through March 31, 2003, Keane has completed eleven acquisitions.  The aggregate merger and consideration costs of these acquisitions totaled approximately $359.8 million.  Keane’s future growth may be based in part on selected acquisitions.  At any given time, Keane may be in various stages of considering acquisition opportunities.  Keane can provide no assurances that it will be able to find and identify desirable acquisition targets or that it will be successful in entering into a definitive agreement with any one target.  In addition, even if Keane reaches a definitive agreement with a target, there is no assurance that Keane will complete any future acquisition.

Keane typically anticipates that each acquisition will bring benefits, such as an increase in revenue.  Prior to completing an acquisition, however, it is difficult to determine if Keane can realize these benefits.  Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for Keane.  In addition, an acquisition may result in unexpected costs, expenses, and liabilities.  Any of these events could have a material adverse effect on Keane’s business, financial condition, and results of operations.

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

Finally, future acquisitions could result in Keane having to incur additional debt and/or contingent liabilities.  Any of these possibilities could have a material adverse effect on Keane’s business, financial condition, and result of operations.

Keane faces significant competition for its services, and its failure to remain competitive could limit its ability to maintain existing clients or attract new clients.  The market for Keane’s services is highly competitive.  The technology for custom software services can change rapidly.  The market is fragmented, and no company holds a dominant position.  Consequently, Keane’s competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided.  Some of Keane’s competitors are larger and have greater technical, financial, and marketing resources and greater name recognition in the markets they serve than does Keane.  In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development and integration needs.

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

Keane conducts business in the United Kingdom, Canada, and India, which exposes it to a number of difficulties inherent in international activities.  As a result of its acquisition of SignalTree Solutions in March 2002, Keane has two software development facilities in India.  Moreover, Keane has added approximately 500 technical professionals to its professional services organization in the region.  India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country.  These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services.  If access to these services were to be unexpectedly eliminated or significantly reduced, Keane’s ability to meet development objectives important to its new strategy would be hindered, and its business could be harmed.

If Keane fails to manage its geographically dispersed organization, it may fail to meet or exceed its financial objectives and its revenues may decline.  Keane performs development activities in the United States, Canada, and in India, and has offices throughout the United States, the United Kingdom, Canada, and India.  This geographic dispersion requires substantial management resources that locally based competitors do not need to devote to their operations.

Keane’s operations in the United Kingdom, Canada, and India are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation, and other difficulties in managing operations overseas.  Keane may not be successful in its international operations.

Keane may be unable to re-deploy its professionals effectively if engagements are terminated unexpectedly, which would adversely affect its results of operations.  Keane’s clients can cancel or reduce the scope of their engagements with Keane on short notice.  If they do so, Keane may be unable to reassign its professionals to new engagements without delay.  The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of Keane’s professionals, which would have a negative impact on Keane’s business, financial condition, and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk.  The Company has not purchased options or entered into swaps or forward or futures contracts.  The Company’s primary market risk exposure is that of interest rate risk on its investments, which would affect the carrying value of those investments.  Since January 1, 2001, the United States Federal Reserve Board has significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates.  The decline in market interest rates has resulted in a significant decline in the Company’s interest income.  Additionally, the Company transacts business in the United Kingdom, Canada, and India and as such has exposure associated with movement in foreign currency exchange rates.

Item 4.    Controls and Procedures

a)             Evaluation of Disclosure Controls and Procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms and are operating in an effective manner.

b)            Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Keane, Inc. and Subsidiaries

Part II             Other Information

Item 1.	Legal Proceedings

In April 1998, United Services Planning Association, Inc. and Independent Research Agency for Life Insurance, Inc. filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98) against the Company and two of its employees alleging that the Company misrepresented its ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project.  The parties are currently engaged in discovery.  The case is scheduled to go to trial in October 2003.  The plaintiffs seek monetary relief.  The Company believes that it has a meritorious defense to the plaintiff’s complaint and intends to contest the claims vigorously.  However, the Company is presently unable to assess the likely outcome of the matter.

During the First Quarter of 2003, the Company received a $7.3 million award in connection with an arbitration proceeding initiated by the Company in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and the Company’s Federal Systems subsidiary.

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

Item 5.	Other Information

On September 26, 2002, the Company filed a Tender Offer Statement in connection with its offer to exchange currently held stock options with new options.  The downturn in the stock market and the resulting underwater position of the Company’s stock options had created a potential motivation and retention issue with key employees and executives of the Company.  Consistent with the Company’s philosophy of using stock options to motivate and retain management and employees, on August 20, 2002, the Company’s Board of Directors approved the opportunity for employees to request that the Company exchange outstanding options to purchase shares of the Company’s Common Stock, which were granted on or after January 1, 2000 and have an exercise price of $12.00 or greater per share, for new options to purchase shares of Common Stock on substantially the following terms (“the Offer”).  Pursuant the terms of the Offer:

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

The Offer expired on October 7, 2002 (the “expiration date”).  Options for 1,888,394 shares of the Company’s common stock with a weighted average exercise price of $20.45 were eligible for the Offer.  Of this amount, 1,458,298 options were surrendered for exchange, with 324,902 options being retained, with the balance of the 105,194 being canceled because of terminations.

For the 1,458,298 options surrendered for exchange at a rate of 4 new options for every 5 surrendered, the Company granted new stock options for an aggregate of 1,079,959 shares at an exercise price of $8.28 per share on April 8, 2003.  The balance of the surrendered options were canceled because of terminations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit - 99.1 Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit - 99.2 Certification by the Registrant’s Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC.
(Registrant)

Date	May 12, 2003	/s/ Brian T. Keane
Brian T. Keane
President and Chief Executive Officer

Date	May 12, 2003	/s/ John J. Leahy
John J. Leahy
Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brian T. Keane
Dated: May 12, 2003	Brian T. Keane
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John J. Leahy
Dated: May 12, 2003	John J. Leahy
Senior Vice President of Finance and Chief
Financial Officer