Form 10-Q
period 2003-06-30
KEANE INC
filed 2003-08-14
CIK 54883

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  Yes ☒ No ☐

As of June 30, 2003, the number of issued and outstanding shares of Common Stock (excluding 12,067,219 shares held in treasury) and Class B Common Stock are 63,478,172 and 284,599 shares, respectively.

Keane, Inc. and Subsidiaries
Table Of Contents

Keane, Inc. and Subsidiaries
Part I                 Financial Information

Item 1.         Financial Statements

Keane, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands Except Per Share Amounts)

Total revenues	$203,511	$226,062	$408,173	$447,321

Salaries, wages and other direct costs	137,877	161,905	280,308	319,738
Selling, general and administrative expenses	50,146	51,022	98,221	103,313
Amortization of intangible assets	4,030	4,248	8,077	7,556

Operating income	11,458	8,887	21,567	16,714

Interest and dividend income	898	510	1,246	1,534
Interest expense	1,066	72	1,099	139
Other expense (income), net	259	125	(6,918)	(345)

Income before income taxes	11,031	9,200	28,632	18,454
Provision for income taxes	4,411	3,679	11,451	7,380

Net income	$6,620	$5,521	$17,181	$11,074

Earnings per share (basic)	$0.10	$0.07	$0.25	$0.15

Earnings per share (diluted)	$0.10	$0.07	$0.25	$0.15

Weighted average common shares outstanding (basic)	66,351	75,733	67,681	75,724
Weighted average common shares and common share equivalents outstanding (diluted)	66,799	76,308	67,809	76,399

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)	(See Note A)
	(In Thousands)
Assets
Current:
Cash and cash equivalents	$155,524	$46,383
Marketable securities	28,907	21,872
Accounts receivable, net:
Trade	121,256	129,432
Other	851	1,004
Prepaid expenses and deferred taxes	34,679	37,430
Total current assets	341,217	236,121

Property and equipment, net	28,656	24,729
Building, net	40,451	40,888
Goodwill	277,650	277,435
Customer lists, net	63,551	69,193
Other intangible assets, net	15,222	17,613
Deferred taxes and other assets, net	25,020	19,695
	$791,767	$685,674
Liabilities
Current:
Accounts payable	12,049	11,986
Accrued expenses and other liabilities	38,080	34,917
Accrued building costs	439	234
Accrued restructuring	10,536	13,694
Accrued compensation	32,403	36,346
Note payable	2,892	3,100
Accrued income taxes	6,757	81
Unearned income	9,446	11,535
Current capital lease obligations	823	887
Total current liabilities	113,425	112,780

Convertible debentures	150,000	—
Accrued long-term building costs	40,276	40,654
Accrued long-term restructuring	8,870	12,541
Deferred income taxes	28,266	28,343
Long-term capital lease obligations	296	772

Stockholders’ equity
Common stock	7,555	7,555
Class B common stock	28	28
Additional paid-in capital	166,643	166,598
Accumulated other comprehensive income	13	(1,411)
Retained earnings	386,723	369,542
Less treasury stock, at cost	(110,328)	(51,728)
Total stockholders’ equity	450,634	490,584
	$791,767	$685,674

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In Thousands)
Cash flows from operating activities:
Net income	$17,181	$11,074
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	13,711	13,071
Deferred income taxes	1,516	(1,004)
Provision for doubtful accounts, net	(1,054)	(1,049)
(Gain) loss on sale of property and equipment	(24)	9
Accrued interest on long-term debt	93	—
Other charges, net	(27)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	9,383	14,335
Increase in prepaid expenses and other assets	(1,907)	(8,027)
Decrease in other liabilities	(9,911)	(24,692)
Increase in income taxes payable	6,764	4,724
Net cash provided by operating activities	35,725	8,441

Cash flows from investing activities:
Purchase of investments	(13,304)	(8,416)
Sale and maturities of investments	6,269	57,841
Purchase of property and equipment	(6,152)	(5,153)
Proceeds from the sale of property and equipment	125	199
Payments for current year acquisitions	—	(65,459)
Payments for prior years acquisitions	(903)	—
Net cash used for investing activities	(13,965)	(20,988)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	150,000	—
Debt issuance costs	(3,874)	—
Principal payments under capital lease obligations	(540)	(495)
Proceeds from issuance of common stock	2,339	3,701
Repurchase of common stock	(60,894)	(2,255)
Net cash provided by financing activities	87,031	951

Effect of exchange rate changes on cash	350	1,135
Net increase (decrease) in cash and cash equivalents	109,141	(10,461)
Cash and cash equivalents at beginning of period	46,383	65,556
Cash and cash equivalents at end of period	$155,524	$55,095

Supplemental Information:
Income taxes paid	$2,293	$7,350

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands Except Per Share Amounts)

Note A.        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included.  Operating results for the three-month and six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other period.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 and filed with the Securities and Exchange Commission on March 26, 2003.

Note B.        Earnings Per Share Data

Computation of net earnings per share for the three-month and six-month period ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$6,620	$5,521	$17,181	$11,074

Weighted average number of common shares outstanding used in calculation of basic earnings per share	66,351	75,733	67,681	75,724

Incremental shares from the assumed exercise of dilutive stock options	448	575	128	675

Weighted average number of common shares outstanding used in calculation of diluted earnings per share	66,799	76,308	67,809	76,399

Earnings per share
Basic	$0.10	$0.07	$0.25	$0.15

Diluted	$0.10	$0.07	$0.25	$0.15

Our 2% Convertible Subordinated Debentures (“Debentures”) are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares of common stock per

$1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share.  The Debentures become convertible during any fiscal quarter commencing after September 30, 2003 when, among other circumstances, the closing price of our common stock is more than 120% of the conversion price (approximately $22.019 per share) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  The total amount of shares issuable upon the conversion of the Debentures is approximately 8.2 million.

For the quarter ended June 30, 2003, the 8.2 million shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

Note C.        Stock-Based Compensation

Our stock-based compensation plans provide for grants of stock options to employees, officers and directors of, and consultants and advisors to, Keane at a purchase price of not less than 100% of the fair market value of our stock on the date of grant.  This stock-based compensation is accounted for utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations.  We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123 (SFAS 123).  Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock.

Had we accounted for stock-based compensation utilizing the fair value method and provisions proscribed in Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income - as reported	$6,620	$5,521	$17,181	$11,074
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	1,355	2,844	2,653	5,777

Net income - pro forma	5,265	2,677	14,528	5,297

Earnings per share
Basic - as reported	$0.10	$0.07	$0.25	$0.15
Basic - pro forma	$0.08	$0.04	$0.22	$0.07

Diluted - as reported	$0.10	$0.07	$0.25	$0.15
Diluted - pro forma	$0.08	$0.04	$0.21	$0.07

We also grant restricted stock for a fixed number of shares to employees for nominal consideration.  Compensation expense related to restricted stock awards is recorded ratably over the restriction period.

Note D.        Comprehensive Income

Total comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $5.1 million for the Second Quarter ended June 30, 2003 and $15.8 million for the six-month period ended June 30, 2003, and was $7.2 million and $13.7 million, respectively, for the three-month and six-month period ended June 30, 2002.

Note E.          Business Acquisitions

On March 15, 2002, we acquired SignalTree Solutions Holding, Inc. (SignalTree Solutions), a privately held, United States-based corporation with two software development facilities in India and additional operations in the United States.  Under the terms of the merger agreement, we paid $68.2 million in cash for SignalTree Solutions.

We accounted for the acquisition as a purchase, pursuant to which the assets and liabilities of SignalTree Solutions, including intangible assets, were recorded at their respective fair values.  All identifiable intangible assets are being amortized over their estimated useful lives with the exception of goodwill.  The financial position, results of operations and cash flows of SignalTree Solutions were included in our financial statements effective as of the acquisition date.

The total cost of the acquisition was $78.9 million.  Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques.  Goodwill was recorded at $41.3 million and other identified intangible assets were valued at $21.5 million.  At the date of acquisition, we entered into a plan to exit certain activities and consolidate facilities.  As a result, we recorded a restructuring liability of $1.6 million related to the lease obligations and certain other costs for the consolidated facilities.  In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs have been reflected in the purchase price of the acquisition.

The components of the purchase price allocation are as follows:

	December 31, 2002	Total Adjustments	June 30, 2003
Consideration and merger costs:
Consideration paid	$66,927	$—	$66,927
Transaction costs	1,303	5	1,308
Restructuring	1,553	—	1,553
Deferred tax liability	9,120	—	9,120
Total	$78,903	$5	$78,908

Allocation of purchase price:
Net asset value acquired	$16,133	$245	$16,378
Customer lists (seven-year life)	18,800	—	18,800
Non-compete agreements (three-year life)	2,700	—	2,700
Goodwill	41,270	(240)	41,030
Total	$78,903	$5	$78,908

The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of SignalTree Solutions at the acquisition date and 2003 adjustments recorded to finalize the purchased balance sheet:

	December 31, 2002	Total Adjustments	June 30, 2003
Condensed balance sheet:
Cash	$2,650	$—	$2,650
Accounts receivable	7,304	—	7,304
Other current assets	3,562	(2)	3,560
Property, plant, equipment, net	8,011	(75)	7,936
Total assets	21,527	(77)	21,450

Accounts payable	569	(16)	553
Accrued compensation	1,569	—	1,569
Other liabilities	3,256	(306)	2,950
Net assets	$16,133	$245	$16,378

The unaudited pro forma combined condensed statements of income below present our historical statements and our acquisition of SignalTree Solutions on March 15, 2002 as if the acquisition had occurred at January 1, 2002.  Unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2003	2002	2003	2002
Total revenues	$203,511	$226,062	$408,173	$457,550
Net income	6,620	5,521	17,181	11,803
Net income per share (basic)	.10	.07	.25	.16
Net income per share (diluted)	.10	.07	.25	.15

In addition to the SignalTree Solutions acquisition, we completed an acquisition of a business complementary to our business strategy during the Third Quarter of 2002.  The merger and consideration costs of this acquisition, which were accounted for using the purchase method of accounting, totaled  $13.4 million in 2002.  The purchase price included contingent consideration based upon operating performance of the acquired business.  During the First Quarter of 2003, we paid an additional $895,000 related to earn-outs for this acquisition and have recorded this amount as additional purchase price.  Future earn-outs are based on specific net revenue targets.  Payments for achieving these goals will range from $1.0 to $2.0 million in future periods, not to exceed $3.0 million.  We also recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration.  As of June 30, 2003, the deferred revenue and non-interest bearing note had a balance of $2.8 million, respectively.  The note has a one-year term with a possible one-year extension based on additional contingent service credits.  As of June 30, 2003, we had not recorded additional contingent liabilities in relation to the earn-outs.

The results of operations of these acquired companies have been included in our condensed consolidated statement of income from the date of acquisition.  The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill.  Identifiable intangible assets are being amortized on a straight-line basis over periods ranging from three to seven years.  Pro forma results of operations for these acquisitions have not been provided, as they were not material on either an individual or an aggregate basis.

Note F.          Restructurings

During the Second Quarter of 2003, we reevaluated the estimates recorded for the restructuring charge taken in 2002 for a workforce reduction and, as a result, reduced our accruals by  $882,000.  In addition, we had an additional workforce reduction of fifty-four employees and, as a result, recorded a charge of $321,000 related to retention and severance costs consisting of salaries, wages, and other direct costs.  In accordance with Statements of Financial Accounting Standard No. 146 (SFAS146), “Accounting for Cost Associated with Exit or Disposal Activities,” we accrued for these costs, beginning at the time of an employee’s notification through his or her termination date.  We anticipate completing this reorganization plan by the Fourth Quarter of 2003.  The net impact during the Second Quarter was a credit to our Condensed Consolidated Statements of Income of $561,000.

In the Fourth Quarters of 2002, 2001, 2000, and 1999, we recorded restructuring charges of $17.6 million, $10.4 million, $8.6 million, and $13.7 million, respectively.  Of these charges, $3.2 million, $4.4 million, $1.7 million and $3.8 million related to a workforce reduction of approximately 229, 900, 200 and 600 employees for the years 2002, 2001, 2000 and 1999, respectively.  In 2002, we also had a change in estimate of $251,000 in connection with workforce reduction, which resulted in a net workforce restructuring charge of $2.9 million.  Cash expenditures for the six months ended June 30, 2003 related to workforce reductions were $1.5 million.

We also performed a review of our business strategy and concluded that consolidating some of our branch offices was key to our success.  As a result of this review, our restructuring charges included $12.1 million in 2002, $4.0 million in 2001, $3.5 million in 2000, and $5.1 million in 1999 for branch office closings and certain other expenditures.  In conjunction with the review during the Fourth Quarter of 2002, we also performed a review of accrual balances for properties restructured in prior years.  As a result, we determined that the cost to consolidate and/or close certain non-profitable offices would be higher than the original estimate.  The change in estimates resulted in a net charge to our restructuring liability of $756,000 and $1.2 million in 2002 and 2001, respectively.  The resulting net charge in 2002 and 2001 was $12.9 million and $5.1 million, respectively.  Cash expenditures for the six months ended June 30, 2003 related to branch office closures and other expenditures were $4.8 million.

On November 30, 2001, we completed the acquisition of Metro Information Services, Inc. (Metro).  At the date of acquisition, we entered into a plan to exit certain activities and consolidate facilities.  As a result, we recorded a restructuring liability of $11.0 million in 2001 related to the lease obligations and certain other costs for the consolidated facilities.  During 2002, the valuation of the liability assumed for the restructured facilities and for other matters unresolved at the time of the acquisition was adjusted, resulting in an increase of $3.1 million.  On March 15, 2002, we acquired SignalTree Solutions.  At the date of acquisition, we entered into a plan to exit certain activities and consolidate facilities.  As a result, we recorded a restructuring liability of $1.6 million related to the lease obligations and certain other costs for the consolidated facilities.  In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs have been reflected in the purchase price of the acquisition.

The activity for the six months ended June 30, 2003 associated with restructuring charges is as follows:

	January 1, 2003 Balance	Cash Expenditures	Change in Estimate	Charges in Fiscal 2003	June 30, 2003 Balance
Branch office closures and other expenditures
1999	$623	$(261)	$—	$—	$362
2000	760	(265)	—	—	495
2001	6,615	(2,035)	—	—	4,580
2002	14,952	(2,222)	—	—	12,730
	22,950	(4,783)	—	—	18,167
2002 Workforce reduction	3,285	(1,485)	(882)		918
2003 Workforce reduction	—	—	—	321	321
Total Restructuring Balance	$26,235	$(6,268)	$(882)	$321	$19,406

The restructuring balance is included in current accrued restructuring costs and accrued long-term restructuring costs in the condensed consolidated balance sheets.

Note G.        Segment Information

Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” we operate within one reportable segment: Professional Services.  In this segment, we offer an integrated mix of end-to-end business solutions, such as Business Consulting (Plan), Application Development and Integration (Build), and Application Development and Management Outsourcing (Manage).

In accordance with the enterprise wide disclosure requirements of SFAS 131, our geographic information is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2003	2002	2003	2002
Revenues:
Domestic	$198,777	$207,561	$397,749	$419,124
International	4,734	18,501	10,424	28,197
Total Revenues	$203,511	$226,062	$408,173	$447,321

Long-lived Assets:
Domestic			$409,542	$390,831
International			26,000	28,700
Deferred Tax Assets			15,008	27,155
Total Long-lived Assets			$450,550	$446,686

No single customer provides revenues that equal or exceed 10 percent of our consolidated revenues.

Note H.        Convertible Subordinated Debentures

In June 2003, we issued in a private placement $150.0 million principal amount of 2.0% Convertible Subordinated Debentures due 2013 (Debentures).  The Debentures are unsecured and subordinated in right of payment to all of our senior indebtedness.  The Debentures accrue regular interest at a rate of 2.0% per year.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2003.  Beginning with the six-month interest period commencing June 15, 2008, we will pay additional contingent interest during any six-month interest period if the trading price of the Debentures for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the Debentures.  During any interest period when contingent interest is payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.35% calculated on the average trading price of $1,000 principal amount of Debentures during the five trading days immediately proceeding the first day of the applicable six-month interest period and will be payable in arrears.

On or after June 15, 2008, we may, by providing at least 30 day notice to the holders, redeem any of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest and unpaid interest, if any, and liquidated damages, if any, to, but excluding, the redemption date.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 share per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or  (d) upon the occurrence of specified corporate transactions.

Debt issuance costs were approximately $4.5 million and are included in other assets in the accompanying condensed consolidated balance sheets.  These costs are being amortized over five years to interest expense on a straight-line basis.  The unamortized debt issuance costs were $4.4 million as of June 30, 2003.

Note I.             Related Parties, Commitments, and Contingencies

Our principal executive office is located at 100 City Square in Boston, Massachusetts (the “New Facility”).  We lease the New Facility from Gateway Developers LLC (“Gateway LLC”) as described below.  We lease additional office space and apartments in more than seventy locations in North America, the United Kingdom, and India under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rental fees.

In October 2001, we entered into a lease with Gateway LLC for a term of twelve years, pursuant to which we agreed to lease approximately 95,000 square feet of office and development space.  We lease approximately 57% of the New Facility and the remaining 43% is, or will be, occupied by other tenants.  John Keane Family LLC is a member of Gateway LLC.  The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of the Company, and his immediate family members.

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

We began occupying the New Facility and making lease payments in March 2003.  Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party.

In view of these related party transactions, we concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction.”  A credit in the same amount was included in the caption “Accrued construction-in-progress costs.”  For purposes of the consolidated statement of cash flows, we characterized this treatment as a non-cash financing activity.

As a result of the completion of the construction phase and our current occupancy, the related capitalized costs are now classified as “Building” in the accompanying balance sheets.  A credit for the same amount appears as accrued building costs into both our short and long-term components.  The costs of the building are being amortized on a straight-line basis over a 39-year useful life.  Additionally, the obligation will be reduced over the life of the lease at an interest rate of 8.67%.  The net effect of the amortization that is included in the operating results approximates the rent expense resulting from the contractual payments we are required to make under the lease.

In February 1985, we entered into a lease, which subsequently was extended to a term of 20 years, with City Square Limited Partnership (“City Square”), pursuant to which we leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts.  We now lease approximately 88% of this building and the remaining 12% is leased by other tenants.  John F. Keane, Chairman of the Board of the Company, and Philip J. Harkins, a director of the Company, are limited partners of City Square.  Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under this lease, which will be approximately $0.8 million per year ($25.00 per square foot) for the remainder of the lease term  (until February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. As a result of its occupancy of the New Facility (as described above), we are in the process of seeking a third party to sublease the space we occupied at Ten City Square.

As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002 financial statements.

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary.  Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity’s residual returns, or both.  In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.

We are currently evaluating whether or not City Square and Gateway LLC are variable interest entities, as defined by FIN 46, and if so, whether or not we are the primary beneficiary of these entities.

If we determine that City Square or Gateway LLC, or both, are variable interest entities, we will be required to consolidate the financial position and results of operations of the entity or entities for which we determine we are the primary beneficiary.  Such consolidation will be required beginning July 1, 2003 and will be reflected in our financial statements for the period ended September 30, 2003.  If we conclude that we are not required to consolidate either of these entities and that we are the primary beneficiary, we will continue to account for our leases with City Square and Gateway LLC in accordance with generally accepted accounting principles.  With respect to the Gateway LLC lease, if we conclude that we are not required to consolidate this entity, we will continue to amortize the asset and liability.

In March 2003, our Audit Committee approved a related party transaction involving a director of Keane.  We have subcontracted with Guardent, Inc. (“Guardent”) for a customer project.  Maria Cirino, a director of Keane, is an executive officer, director, and shareholder of Guardent.  The payments to Guardent are not expected to exceed approximately $25,000.  In addition, the Audit Committee permitted us to engage Guardent as a sub-contractor for the purposes of providing future services to Keane’s customers.  No payment to Guardent for a single engagement may exceed $75,000 and no payment to Guardent for all engagements in any calendar year may exceed $250,000.  As of June 30, 2003, we made payments of approximately $143,000 to Guardent.

In April 2003, our Audit Committee approved an additional related party transaction involving a director of Keane.  We sub-contracted with ArcStream, Inc (“ArcStream”) for two customer projects.  John F. Keane, Jr., a director of Keane, is Chief Executive Officer, director, and founder of ArcStream, Inc.  John

F. Keane, Jr. is the son of John F. Keane, Sr., our Chairman of the Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer and a director.  The payments to ArcStream related to these projects were not expected to exceed $50,000 at that time.  In addition, the Audit Committee permitted us to engage ArcStream as a sub-contractor for the purposes of providing future services to our customers.  No payments to ArcStream for a single engagement may exceed $75,000 and no payments to ArcStream for all engagements in any calendar year may exceed $250,000.  On July 23, 2003, our Audit Committee amended its previous approvals relating to ArcStream.  The payments to ArcStream related to the two customer projects previously approved, not to exceed $50,000, have now been approved not to exceed $250,000.  In addition, the Board of Directors gave us approval to engage ArcStream for future engagements such that no payments to ArcStream for a single engagement may exceed $100,000 and no payments to ArcStream for all engagements in any calendar year may exceed $500,000.  As of June 30, 2003, we made payments of approximately $34,000 to ArcStream.

We are a guarantor with respect to a line of credit for Innovate EC, an entity in which we acquired a minority equity position as a result of a previous acquisition.  The total line of credit is for $600,000.  We guarantee $300,000 of this obligation.  The line is subject to review by the lending institution.  We would be required to meet our guarantor obligation in the event the lending institution refuses to extend the credit facility and Innovate EC is unable to satisfy its obligation.

During the First Quarter of 2003, we paid $895,000 related to certain earn out considerations in connection with an acquisition made during the Third Quarter of 2002.  Future earn-outs are based on specific net revenue targets.  Payments for achieving these goals will range from $1.0 to $2.0 million in future periods, not to exceed $3.0 million.  We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration.  During the six months ended June 30, 2003, we recognized revenue of $416,000 in relation to the contingent service credits and reduced each of the related deferred revenue and note by $208,000.  The note has a one-year term with a possible one-year extension based on additional contingent service credits.

In April 1998, First Command (formerly United Services Planning Association, Inc.) and Independent Research Agency for Life Insurance, Inc. filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98), against us and two of our employees alleging that we misrepresented our ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project.  The parties are currently engaged in discovery. The case is scheduled to go to trial in October of 2003.  The plaintiffs seek monetary relief.  We believe that we have a meritorious defense to the plaintiff’s complaint and intend to contest the claims vigorously. However, we are presently unable to assess the likely outcome of the matter.

During the First Quarter of 2003, we received a $7.3 million award in connection with an arbitration proceeding initiated by us in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

We are involved in other litigation and various legal matters, which have arisen in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.  We believe that legal claims against us are without merit and intend to defend these matters vigorously.

Keane, Inc. and Subsidiaries
Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement.  For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions may be forward-looking statements.  We caution investors not to place undue reliance on any forward-looking statements in this Report.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth below under the caption “Certain Factors That May Affect Future Results”.  These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

REVENUES (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	%	2002	%	2003	%	2002	%

Plan	$13,065	6	$15,339	7	$26,593	6	$33,824	8
Build	50,191	25	55,713	25	100,313	25	111,624	25
Manage	140,255	69	155,010	68	281,267	69	301,873	67

Total	$203,511	100%	$226,062	100%	$408,173	100%	$447,321	100%

Total revenues for the Second Quarter ended June 30, 2003 were $203.5 million compared to revenues of $204.7 million from the quarter ended March 31, 2003.  Our relatively flat revenue performance on a sequential basis is the result of increasing stability in demand for IT services in North America.  Total revenues for the quarter ended June 30, 2003 decreased $22.6 million, or 10%, compared to the Second Quarter of 2002.  Total revenues for the first six months of 2003 were $408.2 million, a decrease of $39.1 million, or 8.8%, over the same period in 2002.  The decrease in total revenues year over year was primarily the result of clients continuing to defer discretionary technology-related expenditures as a result of economic uncertainty.

Although we have seen increasing stability for the demand of our services, we have not yet seen indications of a broad-based and sustainable trend for increases in discretionary IT spending.  As a result, we anticipate continued softness in our Application Development and Integration (AD&I) business, which represents a majority of the Build sector, and in the Plan sector, until general economic conditions improve and customers once again begin funding technology projects.

Plan.  Plan service revenues for the quarter ended June 30, 2003 were $13.1 million, a decrease of $463,000, or 3.4%, compared to the quarter ended March 31, 2003.  Plan service revenues for the quarter ended June 30, 2003 decreased $2.3 million, or 14.8%, and for the first six months of 2003 decreased $7.2 million, or 21.4%, over the same periods in 2002.  Plan revenue is comprised primarily of business consulting services, including our Applications Rationalization Service, delivered by Keane Consulting Group, our business consulting arm.  Additional IT-focused consulting services within Plan are sold and delivered out of our network of branch offices.  The decrease in Plan revenues on a year over year basis was primarily the result of the deferral of consulting projects and a decrease in billing rates caused by general economic conditions.

Build.  Build service revenues for the quarter ended June 30, 2003 were $50.2 million, an increase of $100,000, compared to the quarter ended March 31, 2003, reflecting our belief that the marketplace for AD&I services, although still challenging, is becoming more stable.  Build service revenues for the quarter ended June 30, 2003 decreased $5.5 million, or 9.9%, and for the first six months of 2003 decreased $11.3 million, or 10.1% over the same periods in 2002.  Build revenues, which consist primarily of the AD&I business, were adversely affected during the first six months of 2003 by customers’ deferral of software development projects due to the reduction in capital spending related to technology.  The products and services sold within the less cyclical healthcare and public sector vertical markets have remained consistent year over year and have helped to stabilize build service revenue.

Manage.  Manage service revenues for the quarter ended June 30, 2003 were $140.3 million, a decrease of $757,000, or 0.5% compared to the quarter ended March 31, 2003.  Manage service revenues for the quarter ended June 30, 2003 decreased $14.8 million, or 9.5%, and for the first six months of 2003 decreased $20.6 million, or 6.8%, over the same periods in 2002.  The decrease in Manage service revenues was due to lower revenues associated with staff augmentation and other services, offset in part by an increase in Application Outsourcing revenues.

Manage services consist primarily of Applications Outsourcing services, together with Staff Augmentation and other Maintenance and Migration services.  Generally, under Applications Outsourcing agreements, we receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level.  Applications Outsourcing agreements generally do not require any capital outlay from us.  Outsourcing revenue and expenses are recognized on a monthly basis consistent with the service provided by us to our customers.  We do not employ percentage-of-completion accounting on our outsourcing agreements.

Within our Applications Outsourcing business, we carefully monitor and report what we designate as large, long-term strategic Application Outsourcing engagements.  These deals represent outsourcing contracts that have been signed since January of 2000, with a minimum contract value of $5.0 million in revenue.  We believe that these engagements are representative of the type of Applications Outsourcing business that forms the core element of our growth strategy.  During the Second Quarter of 2003, these long-term strategic Applications Outsourcing engagements generated $57.6 million in revenue, a 15.7% increase from $49.8 million in revenue from these engagements in the Second Quarter of 2002.

Salaries, wages, and other direct costs

Salaries, wages and other direct costs for the quarter ended June 30, 2003 decreased $24.0 million, or 14.8%, and for the first six months of 2003 decreased $39.4 million, or 12.3%, over the same periods in 2002.  The decrease was primarily attributable to ongoing efforts to bring our costs in alignment with anticipated revenue through workforce reductions and increased offshore staffing, primarily at our India facilities.  During the Second Quarter of 2003 we recorded a charge of $321,000 related to retention and severance costs and also recorded a credit of $704,000 as the result of a re-evaluation of our 2002 workforce reduction charge.  Salaries, wages, and other direct costs were $137.9 million, or 67.7%, of total revenue, for the quarter ended June 30, 2003 and $280.3 million, or 68.7%, of total revenue for the first six months of 2003 compared to $161.9 million, or 71.6%, of total revenue and $319.7 million, or 71.5% of total revenue, respectively, for the same periods in 2002.  Salaries, wages, and other direct costs also decreased 3.2% on a sequential basis from $142.4 million in the quarter ended March 31, 2003.

Total billable employees for all operations were 5,819 as of June 30, 2003, compared to 5,925 total billable employees as of March 31, 2003 and 6,426 as of June 30, 2002.  In addition to these employees, we occasionally use sub-contract personnel to augment our billable staff.  The sequential decrease was the result of bringing personnel resources, which account for the vast majority of our direct costs, in alignment with our current and expected revenue stream.  The base of billable employees within our India operation was 623 as of June 30, 2003, an increase of 123 employees or 24.6%, over the quarter ended March 31, 2003 and an increase of 325 employees, or 109.1%, over the quarter ended June 30, 2002.  We added our India operation in March 2002 with our acquisition of SignalTree Solutions.

Gross margin

Management believes gross margin (revenue less salaries, wages, and other direct costs) provides an important measure of our profitability.  Gross margin for the quarter ended June 30, 2003 increased $1.5 million, or 2.3%, and for the first six months of 2003 increased $282,000, or 0.2%, over the same periods in 2002.  Gross margin as a percentage of revenue for the quarter ended June 30, 2003 was 32.3%, and for the first six months of 2003 was 31.3% compared to 28.4% and 28.5%, respectively, for the same periods in 2002.  Gross margin as a percentage of revenue also improved on a sequential basis from 30.4% in the quarter ended March 31, 2003.  The increase in gross margin both year over year and sequentially as a percentage of revenue was largely the result of a more stable environment for IT services and improved utilization related to our base of billable personnel in North America.  Also contributing to the improvement in the gross margin percentage was our lower labor cost due to increased use of offshore resources at our India facilities.  We closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts to our gross margin.

Selling, General & Administrative

Selling, General & Administrative (SG&A) expenses for the quarter ended June 30, 2003 decreased $876,000, or 1.7%, and for the first six months of 2003 decreased $5.1 million, or 4.9%, over the same periods in 2002.  SG&A expenses for the quarter ended June 30, 2003 were $50.1 million, or 24.6%, of total revenue, and for the first six months of 2003 were $98.2 million, or 24.1%, of total revenue as compared to $51.0 million, or 22.6%, of total revenue and $103.3 million, or 23.1%, of total revenue, respectively, for same periods in 2002.  The decrease in SG&A expenses was attributable to cost synergies obtained from the acquisition of Metro as well as our continuing focus on tightly controlling discretionary expenses.  During the Second Quarter of 2003, we recorded a credit of $178,000 as a result of a re-evaluation of the 2002 workforce reduction charge taken in the Fourth Quarter of 2002.

Amortization of intangible assets

Amortization of intangible assets for the quarter ended June 30, 2003 was $4.0 million, a decrease of 5.1%, and for the first six months of 2003 was $8.1 million, an increase of 6.9%, over the same periods in 2002.  The increase in amortization of intangible assets for the first six months of 2003 was primarily due to additional intangible assets resulting from the acquisitions of SignalTree Solutions in March 2002 and one other acquisition complementary to our business strategy made during the Third Quarter of 2002.

Interest and dividend income

Interest and dividend income for the quarter ended June 30, 2003 was $898,000 and for the first six months of 2003 was $1.2 million, compared to $510,000 and $1.5 million, respectively, for the same periods in 2002.  The decrease in interest and dividend income for the first six months was the result of lower average cash balances and marketable securities as well as overall lower interest rates compared to the same periods in 2002.  The lower average cash balances and marketable securities was due to our use of cash to purchase shares of our common stock, as well as for our use of cash for acquisitions in the First Quarter of 2002.

Interest expense

Interest expense for the quarter ended June 30, 2003 was $1.1 million and for the first six months of 2003 was $1.1 million, compared to $72,000 and $139,000, respectively, for the same periods in 2002.  The interest expense increase is primarily related to the accounting for our new corporate facility. The accounting for the facility as noted in Note I , requires us to incur interest expense, with a  corresponding reduction to SG&A.

Other expenses (income)

Other expenses were $259,000 for the quarter ended June 30, 2003 compared to other expense of $125,000 in the same period of 2002.  For the first six months of 2003, other income was $6.9 million compared to $345,000 for the same period of 2002.  Other income during the first six months of 2003 included a $7.3 million favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

Income Taxes

We generated income before taxes of $11.0 million for the Second Quarter ended June 30, 2003 and $28.6 million for the first six months of 2003, compared to $9.2 million and $18.5 million, respectively, for the same periods in 2002.  The provision for income taxes represents the amounts owed for federal, state, and foreign taxes.  Our effective tax rate was 40.0% for the quarters ended June 30, 2003 and 2002 and for the first six months in 2003 and 2002.

Net Income

Net income increased to $6.6 million for the quarter ended June 30, 2003 and $17.2 million for the first six months of 2003, compared to $5.5 million and $11.1 million, respectively, for the same periods in 2002.  As compared to the quarter ended March 31, 2003, net income decreased by 37.3%.  The sequential decrease in net income was largely attributable to our receipt of a favorable judgement in an arbitration award proceeding of approximately $4.4 million after tax recorded in the quarter ended March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which requires the consolidation of a variable interest entity, as defined by its primary beneficiary.  Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity’s residual returns, or both.  In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.  The Interpretation is effective prospectively for all variable interests obtained subsequent to December 31, 2002.  For variable interests existing prior to December 31, 2002, consolidation will be required beginning July 1, 2003.  The Company is currently evaluating the impact of adopting the Interpretation, but has not yet determined what effect, if any, the adoption of FIN 46 will have on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards  No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  Presently, we intend to adopt this statement prospectively and do not anticipate adoption of this statement to have a significant effect on our consolidated financial position or results of operations.

In November 2002 and May 2003, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”.  EITF Issue 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting.  The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting.  The guidance will be effective for revenue arrangements entered into after June 15, 2003.  Presently, we intend to adopt this statement prospectively and do not anticipate a material impact to our financial condition or results of operation as a result of adoption.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003.  Presently, we intend to adopt this statement prospectively and do not anticipate adoption of this statement to have a significant effect on our consolidated financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease”.  EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases”.  The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset.  The Issue 01-08 will be effective for arrangements entered into or modified in the second quarter of fiscal 2004.  Presently, we intend to adopt this statement prospectively and do not anticipate adoption of this statement to have a significant effect on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on continuing to generate strong cash flow in order to fund potential mergers and acquisitions, stock repurchases, and build long-term shareholder value.  Our cash and investments at June 30, 2003, increased to $184.4 million from $54.4 million at March 31, 2003 and $68.3 million at December 31, 2002.  This increase was primarily due to the issuance of $150.0 million in convertible subordinated debentures in June 2003.  We simultaneously invested approximately $37.3 million of the proceeds from the sale in the repurchase of 3 million shares of our common stock from authorizations approved by the Board of Directors in October of 2002 and May of 2003.  Net proceeds after the repurchase of shares and debt issue costs were approximately $108.8 million.

Net cash provided by operating activities totaled $35.7 million for the six months ended June 30, 2003, as compared to $8.4 million for the six months ended June 30, 2002.  The increase in net cash provided by operating activities was driven in part by an improvement in working capital and a $7.3 million award that we received in the quarter ended March 31, 2003 in connection with an arbitration proceeding initiated by us in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and our Federal Systems subsidiary.  Partially offsetting this increase is approximately $6.3 million that we paid associated with previously reported restructuring charges.  Day Sales Outstanding (DSO) was 57 days as of June 30, 2003 as compared to 67 days as of June 30,

2002.  We calculate DSO using the trailing three months total revenue divided by 91 days in a period to equal daily revenue.  The average accounts receivable balance for the three-month period is then divided by daily revenue.

Net cash used in investing activities was $14.0 million and $21.0 million for the six months ended June 30, 2003 and 2002, respectively.  Net cash used in investing activities in each of these periods was primarily the result of investments, acquisitions, and capital expenditures.  During the six months ended June 30, 2003, we purchased investments of $13.3 million and sold $6.3 million in marketable securities.  In addition, we spent $6.2 million on property and equipment along with $903,000 for payments related to prior years acquisitions.  In connection with an acquisition made during the Third Quarter of 2002, we may incur additional payments related to earn-out considerations that are based on achieving specific net revenue targets.  Payments for achieving these goals may range from $1.0 to $2.0 million in future periods.  We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration.  As of June 30, 2003, the deferred revenue and non-interest bearing note had a balance of $2.8 million, respectively.  The note has a one-year term with a possible one-year extension based on additional contingent service credits.

Net cash provided by financing activities totaled $87.0 million for the first six months of 2003 compared to $951,000 for the first six months of 2002.  The increase reflects $150.0 million in proceeds from our issuance of convertible subordinated debentures, which was offset in part by our repurchase of 6,052,100 shares of our common stock for approximately $60.9 million and approximately $3.9 million in debt issue costs.

In June 2003, we issued, in a private placement, $150.0 million principal amount of 2.0% convertible subordinated debentures due June 15, 2013 (Debentures).  The Debentures are unsecured and subordinated in right of payment to all of our senior indebtedness.  The Debentures accrue regular interest at a rate of 2.0% per year.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year beginning December 15, 2003.  Beginning with the six-month interest period commencing June 15, 2008, we will pay additional contingent interest during any six-month interest period if the trading price of the Debentures for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the Debentures.  During any interest period when contingent interest is payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.35% calculated on the average trading price of $1,000 principal amount of Debentures during the five trading days immediately proceeding the first day of the applicable six-month interest period and will be payable in arrears.

On or after June 15, 2008, we may, by providing at least 30 day notice to the holders, redeem any of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest and unpaid interest, if any, and liquidated damages, if any, to, but excluding, the redemption date.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 share per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or  (d) upon the occurrence of specified corporate transactions.

On June 12, 2003, the Board of Directors authorized us to repurchase 3 million shares of its common stock.  The authorization is in addition to the 3 million share repurchase authorization that the Board of Directors authorized on May 30, 2003 and in addition to the 5 million share repurchase authorization we announced on October 25, 2002, which expires in October 2003.  The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares purchased will be determined by our management based on its evaluation of market and economic conditions and other factors.  During the first six months of 2003, we purchased (i) 3,676,400 shares of our common stock under the October 2002 authorization for a total investment of $31.3 million at an average share price of $8.52 and (ii) 2,375,700 shares under the May 2003 authorization for a total investment of $29.6 million at an average share price of $12.44.  There are 3,624,300 shares remaining to be repurchased, of which 624,300 shares remain from the May authorization and 3 million shares remain from the June, 2003 authorization.

The authorizations expire in May 2004 and June 2004, respectively.  Between May 1999 and June 30, 2003, we have invested $223.9 million to repurchase 18.0 million shares of its common stock under nine separate authorizations.

In February 2003, we entered into a new $50.0 million credit facility with two banks.  The credit facility replaces a previous  $10.0 million demand line of credit, which expired in July 2002.  The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios.  On June 11, 2003, we and two of our banks amended certain provisions of the credit facility relating to financial covenants.  These covenants, which include total indebtedness and leverage ratios are no more restrictive than those initially contained in the credit facility.  As of June 30, 2003, we have no debt outstanding under the credit facility.  Based on our current operating plan, we believe that its cash and cash equivalents on hand, marketable securities, cash flows from operations, and our new line of credit will be sufficient to meet our current capital requirements for at least the next twelve months.

IMPACT OF INFLATION AND CHANGING PRICES

Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to clients through increased billing rates.  Rates charged by us are based on the cost of labor and market conditions within the industry.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

Our quarterly operating results have varied, and are likely to continue to vary significantly.  This may result in volatility in the market price of our common stock.  We have experienced and expect to continue to experience fluctuations in our quarterly results.  Our gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed during a particular period.  A variety of factors influence our revenue in a particular quarter, including:

•                                          general economic conditions which may influence investment decisions or cause downsizing;

•                                          the number and requirements of client engagements;

•                                          employee utilization rates;

•                                          changes in the rates we can charge clients for services;

•                                          acquisitions; and

•                                          other factors, many of which are beyond our control.

A significant portion of our expenses do not vary relative to revenue.  As a result, if revenue in a particular quarter does not meet expectations, our operating results could be materially adversely affected, which in turn may have a material adverse impact on the market price of our common stock.  In addition, many of our engagements are terminable without client penalty.  An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenue and profits.

We have pursued, and intend to continue to pursue, strategic acquisitions.  Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.  In recent years, we have grown significantly through acquisitions.  From January 1, 1999 through June 30, 2003, we have completed eleven acquisitions.  The aggregate merger and consideration costs of these acquisitions totaled approximately $359.8 million.  Our future growth may be based in part on selected acquisitions.  At any given time, we may be in various stages of considering acquisition opportunities.  We can provide no assurances that we will be able to find and identify desirable acquisition targets or that we will be successful in entering into a definitive agreement with any one target.  In addition, even if we reach a definitive agreement with a target, there is no assurance that we will complete any future acquisition.

We typically anticipate that each acquisition will bring benefits, such as an increase in revenue.  Prior to completing an acquisition, however, it is difficult to determine if we can realize these benefits.  Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for us.  In addition, an acquisition may result in unexpected costs, expenses, and liabilities.  Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

The process of integrating acquired companies into our existing business might also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we may otherwise devote to our existing business.  In addition, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.

Finally, future acquisitions could result in our having to incur additional debt and/or contingent liabilities.  We may also issue equity securities in connection with acquisitions, which could have a dilutive effect on our earnings per share.  Any of these possibilities could have a material adverse effect on our business, financial condition, and result of operations.

We face significant competition for our services, and our failure to remain competitive could limit our ability to maintain existing clients or attract new clients.  The market for our services is highly competitive.  The technology for custom software services can change rapidly.  The market is fragmented, and no company holds a dominant position.  Consequently, our competition for client assignments and experienced personnel varies significantly from city to city and by the type of service provided.  Some of our competitors are larger and have greater technical, financial, and marketing resources and greater name recognition in the markets they serve than we do.  In addition, clients may elect to increase their internal information systems resources to satisfy their custom software development and integration needs.

In the healthcare software systems market, we compete with some companies that are larger in the healthcare market and have greater financial resources than we do.  We believe that significant competitive factors in the healthcare software systems market include size and demonstrated ability to provide service to targeted healthcare markets.

We may not be able to compete successfully against current or future competitors.  In addition, competitive pressures may materially adversely affect our business, financial condition, and results of operations.

We conduct business in the United Kingdom, Canada, and India, which exposes us to a number of difficulties inherent in international activities.  As a result of our acquisition of SignalTree Solutions in March 2002, we now have two software development facilities in India.  Moreover, we have added approximately 620 technical professionals to our professinal services organization in the region.  India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country.  These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services.  If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

If we fail to manage our geographically dispersed organization, we may fail to meet or exceed our financial objectives and our revenues may decline.  We perform development activities in the United States, Canada, and in India, and have offices throughout the United States, and in the United Kingdom, Canada, and India.  This geographic dispersion requires us to devote substantial management resources that locally based competitors do not need to devote to their operations.

Our operations in the United Kingdom, Canada, and India are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation, and other difficulties in managing operations overseas.  We may not be successful in managing our international operations.

We may be unable to re-deploy our professionals effectively if engagements are terminated unexpectedly, which would adversely affect our results of operations.  Our clients can cancel or reduce the scope of their engagements with us on short notice.  If they do so, we may be unable to reassign our professionals to new engagements without delay.  The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations.

As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  We believe that period-to-period comparisons of our financial results are not necessarily meaningful and we expect that our results of operations may fluctuate from period to period in the future.

Our growth could be limited if we are unable to attract and retain personnel in the information technology and business consulting industries.  We believe that our future success will depend in large part on our ability to continue to attract and retain highly skilled technical and management personnel.  The competition for such personnel is intense.  We may not succeed in attracting and retaining the personnel necessary to develop our business.  If we do not, our business, financial condition, and results of operations could be materially adversely affected.

We are currently evaluating whether or not certain entities from whom we lease property are variable interest entities, as defined by Financial Interpretation No. 46 (FIN 46)  and, if so, whether or not we are the primary beneficiary of these entities, which would require us to consolidate the financial position and results of operations of such entities. In January 2003, the Financial Accounting Standards Board  (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary.  Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity’s residual returns, or both.  In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest must treat variable interests in that same entity held by its related parties as its own interests.  This consolidation is required beginning July 1, 2003.  If we determine that Gateway Developers LLC or City Square Limited Partnership, entities from whom we lease property, or both, are variable interest entities, we will be required to consolidate the financial position and results of operation of the entities for which we determine we are the primary beneficiary.

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk.  We have not purchased options or entered into swaps or forward or futures contracts.  Our primary market risk exposure is that of interest rate risk on our investments, which would affect the carrying value of those investments.  Since January 1, 2001, the United States Federal Reserve Board has significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates.  The decline in market interest rates has resulted in a significant decline in our interest income.  Additionally, we transact business in the United Kingdom, Canada, and India and as such has exposure associated with movement in foreign currency exchange rates.

Item 4.           Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our president and chief executive officer and senior vice president of finance and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003.  Based on this evaluation, our president and chief executive officer and senior vice president of finance and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our president and chief executive officer and senior vice president of finance and chief financial officer by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)  Changes in Internal Controls.  No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Keane, Inc. and Subsidiaries
Part II             Other Information

Item 2.           Changes in Securities and Use of Proceeds

On June 18, 2003, we issued $125 million principal amount of 2% Convertible Subordinated Debentures due 2013 (the “Debentures”).  An additional $25 million principal amount of the Debentures were issued on June 23, 2003, pursuant to an option granted to the initial purchasers.  The Debentures were issued in a private placement to three institutional purchasers (the “Initial Purchasers”) in reliance on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the Debentures were offered by the Initial Purchasers only in the United States to “qualified institutional buyers” (as defined in Rule 144A) in reliance on Rule 144A in transactions exempt from the registration requirements of the Securities Act.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 share per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or  (d) upon the occurrence of specified corporate transactions.

Simultaneously with the sale of the Debentures, we invested approximately $37.3 million of the proceeds from the sale in the repurchase of 3 million shares of our common stock from authorizations approved by the Board of Directors in October of 2002 and May of 2003.  Net proceeds after the repurchase of shares and debt issue costs were approximately $108.8 million, which will be used for general corporate purposes.

Item 4.           Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2003 Annual Meeting of Stockholders held on May 28, 2003 (the “Annual Meeting”): (1) electing three Class II directors for the ensuing three years, and (2) ratifying and approving the selection by the Board of Directors of Ernst & Young LLP as our independent accountants for the current year.  The number of shares of common stock and Class B common stock outstanding and eligible to vote as of the record date of March 31, 2003 were 69,285,949 and 284,599, respectively.  Each of these matters was approved by the requisite vote of our stockholders.  Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to the respective matters, including a separate tabulation with respect to each nominee for director:

Proposal 1: electing three Class II directors for the ensuing three years

Nominees	For	Withheld
Philip J. Harkins	46,999,430	14,847,817
Winston R. Hindle, Jr.	59,094,530	2,752,717
Brian T. Keane	60,713,050	1,134,197

Proposal II: ratifying and approving the selection by the Board of Directors of Ernst & Young LLP as the Company’s independent accountants for the current year

For	Against	Abstain
59,489,752	2,317,230	40,265

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit 4.1 - Indenture, dated as of June 18, 2003, between the Registrant and Wachovia Bank, National Association, as trustee, for 2% Convertible Debentures due 2013, is incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on June 23, 2003.

Exhibit 4.2 – Registration Rights Agreement, dated as of June 18, 2003, by and among Keane, Inc., Morgan Stanley & Co. Incorporated, Wachovia Securities, LLC and Fleet Securities, Inc., is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 20, 2003.

Exhibit 31.1 - Certification by the Registrant’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification by the Registrant’s Senior Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification by the Registrant’s Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.

1.               On April 23, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operation and Financial Condition).

2.               On June 12, 2003, we filed a Current Report on Form 8-K to report that we issued a press release announcing our intention to offer $125 million (plus up to an additional $25 million) of Convertible Senior Debentures due 2013, through a Rule 144A offering to qualified institutional buyers and another press release announcing that our Board of Directors authorized us to repurchase an additional 3 million shares of our common stock over the next 12 months.

3.               On June 12, 2003, we filed a Current Report on Form 8-K to report that we issued a press release announcing our intention to offer $125 million (plus up to an additional $25 million) of Convertible Senior Debentures due 2013, through a Rule 144A offering to qualified institutional buyers in order to correct a prior press release issued by us that incorrectly identified the Debentures as “Convertible Senior Debentures due 2023” and another press release reaffirming the previously stated guidance relating to our financial results for the quarter ending June 30, 2003.

4.               On June 13, 2003, we filed a Current Report on Form 8-K to report that we issued a press release announcing that we had entered into an agreement to sell $125 million (plus an option to purchase an additional $25 million) of 2.0% Convertible Subordinated Debentures due 2013 and we had agreed to purchase, concurrently with the offering, approximately $37.3 million of our common stock sold short by purchasers of the Debentures in negotiated transactions.

5.               On June 20, 2003, we filed a Current Report on Form 8-K to report a press release announcing that we had completed our sale of $125 million (plus an option to purchase an additional $25 million) of 2% Convertible Subordinated Debentures due 2013 on June 18, 2003.

6.               On June 23, 2003, we filed a Current Report on Form 8-K to report a press release announcing that we had sold an additional $25 million of 2% Convertible Subordinated Debentures due 2013, pursuant to the exercise of an option we had granted to the initial purchasers of $125 million aggregate principal amount of Debentures.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC.
(Registrant)

Date	August 14, 2003	/s/ Brian T. Keane
Brian T. Keane President and Chief Executive Officer

Date	August 14, 2003	/s/ John J. Leahy
John J. Leahy Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)