Form 10-Q
period 2003-09-30
KEANE INC
filed 2003-11-12
CIK 54883

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7516

KEANE, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2437166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 City Square, Boston, Massachusetts	02129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 241-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 30, 2003, the number of issued and outstanding shares of Common Stock (excluding 11,772,879 shares held in treasury) and Class B Common Stock are 63,772,512 and 284,599 shares, respectively.

Keane, Inc.

Keane, Inc.

Part I.     Financial Information

Item 1.    Financial Statements

Keane, Inc.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands Except Per Share Amounts)
Total revenues	$200,421	$213,383	$608,594	$660,704
Salaries, wages and other direct costs	137,976	154,714	418,284	474,452
Selling, general and administrative expenses	48,481	48,129	146,702	151,442
Amortization of intangible assets	3,904	4,342	11,981	11,898
Operating income	10,060	6,198	31,627	22,912

Interest and dividend income	959	487	2,205	2,021
Interest expense	1,454	37	2,553	176
Other expense (income), net	333	131	(6,585)	(214)
Income before income taxes	9,232	6,517	37,864	24,971
Provision for income taxes	3,692	2,607	15,143	9,987
Net income	$5,540	$3,910	$22,721	$14,984

Earnings per share (basic)	$0.09	$0.05	$0.34	$0.20

Earnings per share (diluted)	$0.09	$0.05	$0.34	$0.20

Weighted average common shares outstanding (basic)	64,080	73,841	66,488	75,091
Weighted average common shares and common share equivalents outstanding (diluted)	65,115	73,847	66,922	75,549

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)	(See Note A)
	(In Thousands)
Assets
Current:
Cash and cash equivalents	$91,410	$46,383
Marketable securities	116,054	21,872
Accounts receivable, net:
Trade	118,730	129,432
Other	650	1,004
Prepaid expenses and deferred taxes	33,978	37,430
Total current assets	360,822	236,121

Property and equipment, net	27,451	24,729
Building, net	40,190	40,888
Goodwill	277,752	277,435
Customer lists, net	60,730	69,193
Other intangible assets, net	14,161	17,613
Deferred taxes and other assets, net	25,936	19,695
Total assets	$807,042	$685,674

Liabilities
Current:
Accounts payable	11,894	11,986
Accrued expenses and other liabilities	34,401	34,917
Accrued building costs	449	234
Accrued restructuring	9,611	13,694
Accrued compensation	46,240	36,346
Note payable	2,456	3,100
Accrued income taxes	8,717	81
Unearned income	8,425	11,535
Current capital lease obligations	628	887
Total current liabilities	122,821	112,780

Convertible debentures	150,000	—
Accrued long-term building costs	40,160	40,654
Accrued long-term restructuring	7,740	12,541
Deferred income taxes	28,223	28,343
Long-term capital lease obligations	395	772
Total liabilities	349,339	195,090

Stockholders’ equity
Common stock	7,555	7,555
Class B common stock	28	28
Additional paid-in capital	166,558	166,598
Accumulated other comprehensive loss	(471)	(1,411)
Retained earnings	392,263	369,542
Unearned compensation	(246)	—
Less treasury stock, at cost	(107,984)	(51,728)
Total stockholders’ equity	457,703	490,584
Total liabilities and stockholders’ equity	$807,042	$685,674

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2003	2002
	(In Thousands)
Cash flows from operating activities:
Net income	$22,721	$14,984
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	20,252	20,118
Deferred income taxes	2,351	(1,377)
Provision for doubtful accounts, net	(1,929)	(1,048)
(Gain) loss on sale of property and equipment	(195)	73
Other charges, net	(1,636)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	12,985	19,741
Increase in prepaid expenses and other assets	(2,787)	(10,090)
Decrease in other liabilities	(1,070)	(12,097)
Increase in income taxes payable	8,246	2,916
Net cash provided by operating activities	58,938	33,220

Cash flows from investing activities:
Purchase of investments	(102,933)	(18,699)
Sale and maturities of investments	8,215	59,677
Purchase of property and equipment	(8,154)	(6,148)
Proceeds from the sale of property and equipment	1,066	342
Payments for current year acquisitions, net of cash acquired	—	(61,229)
Payments for prior years acquisitions	(903)	—
Net cash used for investing activities	(102,709)	(26,057)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	150,000	—
Debt issuance costs	(4,233)	—
Repayment of debt	(100)	—
Principal payments under capital lease obligations	(635)	(1,067)
Proceeds from issuance of common stock	4,321	6,171
Repurchase of common stock	(60,894)	(35,888)
Net cash provided by (used for) financing activities	88,459	(30,784)

Effect of exchange rate changes on cash	339	1,484
Net increase (decrease) in cash and cash equivalents	45,027	(22,137)
Cash and cash equivalents at beginning of period	46,383	65,556
Cash and cash equivalents at end of period	$91,410	$43,419

Supplemental information:
Income taxes paid	$3,179	$11,367

The accompanying notes are an integral part of the consolidated financial statements.

Keane, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In Thousands Except Per Share Amounts)

Note A.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited condensed consolidated financial statements include the accounts of Keane, Inc. and our subsidiaries.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included.  Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other period.

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

Note B.       Earnings Per Share Data

Computation of earnings per share for the three-month and nine-month periods ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$5,540	$3,910	$22,721	$14,984

Weighted average number of common shares outstanding used in calculation of basic earnings per share	64,080	73,841	66,488	75,091

Incremental shares from the assumed exercise of dilutive stock options	1,035	6	434	458

Weighted average number of common shares outstanding used in calculation of diluted earnings per share	65,115	73,847	66,922	75,549

Earnings per share
Basic	$0.09	$0.05	$0.34	$0.20

Diluted	$0.09	$0.05	$0.34	$0.20

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

For the quarter ended September 30, 2003, the 8.2 million shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

Note C.      Stock-Based Compensation

Our stock-based compensation plans provide for grants of stock options to employees, officers and directors of, and consultants and advisors to, Keane at a purchase price per share of not less than 100% of the fair market value per share of the shares of our common stock on the date of grant.  This stock-based compensation is accounted for utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations.  We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation”.  Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock.

Had we accounted for stock-based compensation utilizing the fair value method and provisions prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income - as reported	$5,540	$3,910	$22,721	$14,984
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	909	2,517	3,230	7,581

Net income - pro forma	$4,631	$1,393	$19,491	$7,403

Earnings per share
Basic - as reported	$0.09	$0.05	$0.34	$0.20
Basic - pro forma	$0.07	$0.02	$0.29	$0.10

Diluted - as reported	$0.09	$0.05	$0.34	$0.20
Diluted - pro forma	$0.07	$0.02	$0.29	$0.10

We also grant restricted stock for a fixed number of shares to employees for nominal consideration.  Compensation expense related to restricted stock awards is recorded ratably over the restriction period.

Note D.       Comprehensive Income

Total comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $5.1 million for the three-month period ended September 30, 2003 and $23.7 million for the nine-month period ended September 30, 2003, and was $4.4 million and $15.9 million, for the three-month and nine-month periods ended September 30, 2002, respectively.

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

The total cost of the acquisition was $78.9 million.  Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques.  Goodwill was recorded at $41.3 million and other identified intangible assets were valued at $21.5 million.  At the date of acquisition, we entered into a plan to exit certain activities and consolidate facilities.  As a result, we recorded a restructuring liability of $1.6 million related to the lease obligations and certain other costs for the consolidated facilities.  In accordance with Emerging Issues Task Force (EITF) Issue No.95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs have been reflected in the purchase price of the acquisition.

The components of the purchase price allocation are as follows:

	December 31, 2002	Total Adjustments	September 30, 2003
Consideration and merger costs:
Consideration paid	$66,927	$—	$66,927
Transaction costs	1,303	5	1,308
Restructuring	1,553	—	1,553
Deferred tax liability	9,120	—	9,120
Total	$78,903	$5	$78,908

Allocation of purchase price:
Net asset value acquired	$16,133	$245	$16,378
Customer lists (seven-year life)	18,800	—	18,800
Non-compete agreements (three-year life)	2,700	—	2,700
Goodwill	41,270	(240)	41,030
Total	$78,903	$5	$78,908

The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of SignalTree Solutions at the acquisition date and 2003 adjustments recorded to finalize the purchased balance sheet:

	December 31, 2002	Total Adjustments	September 30, 2003
Condensed balance sheet:
Cash	$2,650	$—	$2,650
Accounts receivable	7,304	—	7,304
Other current assets	3,562	(2)	3,560
Property, plant, and equipment, net	8,011	(75)	7,936
Total assets	21,527	(77)	21,450

Accounts payable	569	(16)	553
Accrued compensation	1,569	—	1,569
Other liabilities	3,256	(306)	2,950
Net assets	$16,133	$245	$16,378

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

	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
Total revenues	$200,421	$213,383	$608,594	$670,913
Net income	5,540	3,910	22,721	15,713
Net income per share (basic)	.09	.05	.34	.21
Net income per share (diluted)	.09	.05	.34	.21

In addition to the SignalTree Solutions acquisition, we completed an acquisition of a business complementary to our business strategy during the Third Quarter of 2002.  The merger and consideration costs of this acquisition, which were accounted for using the purchase method of accounting, totaled $13.4 million in 2002.  The purchase price included contingent consideration based upon operating performance of the acquired business.  During the First Quarter of 2003, we paid an additional $895,000 related to earn-outs for this acquisition and have recorded this amount as additional purchase price.  Future earn-outs are based on specific net revenue targets.  Payments in the next twelve months for achieving these goals may range from $1.0 million to $2.0 million.  We also recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration.  As of September 30, 2003, the deferred revenue and non-interest bearing note had a balance of $2.5 million, respectively.  The note has a one-year term with a one-year extension expiring on September 25, 2004.  As of September 30, 2003, we had not recorded additional contingent liabilities in relation to the earn-outs.

The results of operations of these acquired companies have been included in our condensed consolidated statements of income from the date of acquisition.  The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill.  Identifiable intangible assets are being amortized on a straight-line basis over periods ranging from three to seven years.  Pro forma results of operations for these acquisitions have not been provided, as they were not material on either an individual or an aggregate basis.

Note F.       Restructurings

During the Third Quarter of 2003, we had an additional workforce reduction of twenty-one employees related to our business consulting arm and, as a result of this reduction and the reduction in the Second Quarter, we recorded a total charge of $899,000, consisting of retention and severance costs. We recorded $563,000 of the charge in salaries, wages, and other direct costs and $336,000 of the charge in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.  Due to immateriality, these costs were not separately reported in the accompanying unaudited condensed consolidated statements of income. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we are accruing for these costs beginning at the time of an employee’s notification through his or her termination date.  We anticipate completing these reorganization plans by the Fourth Quarter of 2003.

During the Second Quarter of 2003, we reevaluated the estimates recorded for the restructuring charge taken in 2002 for a workforce reduction and, as a result, reduced our accruals by $882,000. We recorded $704,000 of the expense reduction in salaries, wages, and other directs costs and $178,000 of the expense reduction in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. Due to immateriality, these costs were not separately reported in the accompanying unaudited condensed consolidated statements of income. In addition, we had a workforce reduction of fifty-four employees and, as a result, recorded a charge of $321,000 related to retention and severance costs, included in salaries, wages, and other direct costs.  In accordance with SFAS No. 146, we are accruing for these costs beginning at the time of the employee’s notification through his or her termination date.  The net impact during the Second Quarter of 2003 was a reduction to expense in the unaudited condensed consolidated statements of income of $561,000.

As of September 30, 2003, we had completed six and thirteen terminations related to the reductions in force recorded in the Second and Third Quarters, respectively.  Cash expenditures related to the severance and retention costs recorded in the Second and Third Quarters of 2003 were $401,000.

In the Fourth Quarters of 2002, 2001, 2000, and 1999, we recorded restructuring charges of $17.6 million, $10.4 million, $8.6 million, and $13.7 million, respectively.  Of these charges, $3.2 million, $4.4 million, $1.7 million and $3.8 million related to a workforce reduction of approximately 229, 900, 200 and 600 employees for the years 2002, 2001, 2000 and 1999, respectively.  In 2002, we also had a change in estimate of $251,000 in connection with workforce reduction, which resulted in a net workforce restructuring charge of $2.9 million.  Cash expenditures for the nine months ended September 30, 2003 related to prior year workforce reductions were $1.7 million.

We also performed a review of our business strategy and concluded that consolidating some of our branch offices was key to our success.  As a result of this review, our restructuring charges included $12.1 million in 2002, $4.0 million in 2001, $3.5 million in 2000, and $5.1 million in 1999 for branch office closings and certain other expenditures.  In conjunction with the review during the Fourth Quarter of 2002, we also performed a review of accrual balances for properties restructured in prior years.  As a result, we determined that the cost to consolidate and/or close certain non-profitable offices would be higher than the original estimate.  The change in estimates resulted in a net charge to our restructuring liability of $756,000 and $1.2 million in 2002 and 2001, respectively.  The resulting net charge in 2002 and 2001 was $12.9 million and $5.1 million, respectively.  Cash expenditures for the nine months ended September 30, 2003 related to branch office closures and other expenditures were $7.1 million.

On November 30, 2001, we completed the acquisition of Metro Information Services, Inc. (Metro).  At the date of acquisition, we entered into a plan to exit certain activities and consolidate facilities.  As a result, we recorded a restructuring liability of $11.0 million in 2001 related to the lease obligations and certain other costs for the consolidated facilities.  During 2002, the valuation of the liability assumed for the restructured facilities and for other matters unresolved at the time of the acquisition was adjusted, resulting in an increase of $3.1 million.  On March 15, 2002, we acquired SignalTree Solutions.  At the date of acquisition, we entered into a plan to exit certain activities and consolidate facilities.  As a result, we recorded a restructuring liability of $1.6 million related to the lease obligations and certain other costs for the consolidated facilities.  In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs have been reflected in the purchase price of the acquisition.

The activity for the nine months ended September 30, 2003 associated with restructuring charges is as follows:

	January 1, 2003 Balance	Cash Expenditures	Change in Estimate	Charges in Fiscal 2003	September 30, 2003 Balance
Branch office closures and other expenditures
1999	$623	$(373)	$—	$—	$250
2000	760	(417)	—	—	343
2001	6,615	(2,991)	—	—	3,624
2002	14,952	(3,355)	—	—	11,597
	22,950	(7,136)	—	—	15,814
2002 Workforce reduction	3,285	(1,685)	(882)	—	718
2003 Workforce reduction	—	(401)	—	1,220	819
Total Restructuring Balance	$26,235	$(9,222)	$(882)	$1,220	$17,351

The restructuring balance is included in current and long-term accrued restructuring costs in the accompanying condensed consolidated balance sheets.

Note G.       Segment Information

Based on qualitative and quantitative criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate within one reportable segment: Professional Services.  In this segment, we offer an integrated mix of end-to-end business solutions, such as Business Consulting (Plan), Application Development and Integration (Build), and Application Development and Management Outsourcing (Manage).

In accordance with the enterprise wide disclosure requirements of SFAS No. 131, our geographic information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Domestic	$195,307	$205,446	$593,056	$638,024
International	5,114	7,937	15,538	22,680
Total Revenues	$200,421	$213,383	$608,594	$660,704

			September 30, 2003	December 31, 2002
Long-lived Assets:
Domestic			$403,400	$409,513
International			26,423	26,601
Deferred Tax Assets			16,397	13,439
Total Long-lived Assets			$446,220	$449,553

No single customer provides revenues that equal or exceed 10 percent of our consolidated revenues.

Note H.       Convertible Subordinated Debentures

In June 2003, we issued in a private placement $150.0 million principal amount of 2.0% Convertible Subordinated Debentures due 2013 (Debentures).  The Debentures are unsecured and subordinated in right of payment to all of our senior indebtedness.  The Debentures accrue regular interest at a rate of 2.0% per year.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2003.  Beginning with the six-month interest period commencing June 15, 2008, we will pay additional contingent interest during any six-month interest period if the trading price of the Debentures for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the Debentures.  During any interest period when contingent interest is payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.35% calculated on the average trading price of $1,000 principal amount of Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period and will be payable in arrears.

On or after June 15, 2008, we may, by providing at least 30-day notice to the holders, redeem any of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest and unpaid interest, if any, and liquidated damages, if any, to, but excluding, the redemption date.

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

Debt issuance costs were approximately $4.5 million and are included in other assets in the accompanying condensed consolidated balance sheets.  These costs are being amortized over five years to interest expense on a straight-line basis.  The unamortized debt issuance costs were $4.2 million as of September 30, 2003.

Note I.        Related Parties, Commitments, and Contingencies

Related Party Transactions

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

In October 2001, we entered into a lease with Gateway LLC for a term of twelve years, pursuant to which we agreed to lease approximately 95,000 square feet of office and development space.  We lease approximately 57% of the New Facility and the remaining 43% is, or will be, occupied by other tenants.  John Keane Family LLC is a member of Gateway LLC.  The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of our Board of Directors, and his immediate family members.

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

In view of these related party transactions, we concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.”  A credit in the same amount was included in the caption “Accrued construction-in-progress costs.”  For purposes of the consolidated statement of cash flows, we characterized this treatment as a non-cash financing activity.

As a result of the completion of the construction phase and our current occupancy, the related capitalized costs are now classified as “Building” in the accompanying condensed consolidated balance sheets.  A credit for the same amount appears as accrued building costs into both our short and long-term components.  The costs of the building are being amortized on a straight-line basis over a 39-year useful life.  Additionally, the obligation will be reduced over the life of the lease at an interest rate of 8.67%.  The net effect of the amortization that is included in the operating results approximates the rent expense resulting from the contractual payments we are required to make under the lease.

In February 1985, we entered into a lease, which subsequently was extended to a term of 20 years, with City Square Limited Partnership (“City Square”), pursuant to which we leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts.  We now lease approximately 88% of this building and the remaining 12% is leased by other tenants.  John F. Keane, Chairman of the Board of the Company, and Philip J. Harkins, a director of the Company, are limited partners of City Square.  Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under this lease, which will be approximately $1.0 million per year ($30.00 per square foot) for the remainder of the lease term (until February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, which will be approximately $0.2 million per year were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. As a result of its occupancy of the New Facility (as described above), we vacated and are in the process of seeking a third party to sublease the space we formerly occupied at Ten City Square.

As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002.

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

We have evaluated the applicability of FIN 46 to our relationship with each of City Square and Gateway LLC and determined that we are not required to consolidate these entities within our consolidated financial statements.  We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles.  We continue to evaluate the applicability of FIN 46 to other relationships and, based on the information to date, we have not identified any entities that would require consolidation.

In March 2003, our Audit Committee approved a related party transaction involving a director of Keane.  We have subcontracted with Guardent, Inc. (“Guardent”) for a customer project.  Maria Cirino, a director of Keane, is an executive officer, director, and shareholder of Guardent.  The payments to Guardent are not expected to exceed approximately $25,000.  In addition, the Audit Committee permitted us to engage Guardent as a sub-contractor for the purposes of providing future services to Keane’s customers.  No payment to Guardent for a single engagement may exceed $75,000 and no payment to Guardent for all engagements in any calendar year may exceed $250,000.  As of September 30, 2003, we made payments of approximately $143,000 to Guardent.

In April 2003, our Audit Committee approved an additional related party transaction involving a director of Keane.  We sub-contracted with ArcStream, Inc (“ArcStream”) for two customer projects.  John F. Keane, Jr., a director of Keane, is Chief Executive Officer, director, and founder of ArcStream, Inc.  John F. Keane, Jr. is the son of John F. Keane, Sr., our Chairman of the Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer and a director.  The payments to ArcStream related to these projects were not expected to exceed $50,000 at that time.  In addition, the Audit Committee permitted us to engage ArcStream as a sub-contractor for the purposes of providing future services to our customers.  No payments to ArcStream for a single engagement may exceed $75,000 and no payments to ArcStream for all engagements in any calendar year may exceed $250,000.  On July 23, 2003, our Audit Committee amended its previous approvals relating to ArcStream.  The payments to ArcStream related to the two customer projects previously approved, not to exceed $50,000, have now been approved not to exceed $250,000.  In addition, the Board of Directors gave us approval to engage ArcStream for future engagements such that no payments to ArcStream for a single engagement may exceed $100,000 and no payments to ArcStream for all engagements in any calendar year may exceed $500,000.  As of September 30, 2003, we made payments of approximately $34,000 to ArcStream.

Commitments and Contingencies

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

During the First Quarter of 2003, we paid $895,000 related to certain earn-out considerations in connection with an acquisition made during the Third Quarter of 2002.  Future earn-outs are based on specific net revenue targets.  Payments in the next twelve months for achieving these goals may range from $1.0 million to $2.0 million.  We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration.  During the nine months ended September 30, 2003, we recognized revenue of approximately $1.1 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $544,000.  The note has a one-year term with a one-year extension expiring on September 25, 2004.

In April 1998, First Command (formerly United Services Planning Association, Inc.) and Independent Research Agency for Life Insurance, Inc. filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98), against us and two of our employees alleging that we misrepresented our ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project.  During the Third Quarter of 2003, in order to avoid further costs, we settled the claim in full with payment to the plaintiffs of $3.5 million, of which $1.6 million was previously accrued. We continue to believe the project was performed professionally and in accordance with the contract terms.

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

Note J.       Subsequent Event

On October 21, 2003, we announced our acquisition of a controlling interest in Worldzen, Inc., a privately held Business Process Outsourcing (BPO) firm.  In connection with the acquisition, we contributed a majority of the assets of the Keane Consulting Group (KCG), our business consulting arm, along with the Series A Preferred Shares of Worldzen Holdings Limited, which we purchased from Carlyle Asia Venture Partners II, L.P. and CAVP II Co-Investment, L.P., to Worldzen, Inc.  Our initial investment resulted in an equity position of approximately 62% of the issued and outstanding capital stock of Worldzen, Inc., with the right to increase our ownership position over time.  This transaction will be accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  As a result of this transaction, we will consolidate Worldzen, Inc.’s financial results starting in the Fourth Quarter of 2003.

Keane, Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement.  For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions may be forward-looking statements.  We caution investors not to place undue reliance on any forward-looking statements in this Report.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth below under the caption “Certain Factors That May Affect Future Results”.  These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Report.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

REVENUES (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	%	2002	%	2003	%	2002	%

Plan	$12,005	6	$16,310	8	$38,597	6	50,134	8
Build	50,397	25	53,569	25	150,711	25	165,193	25
Manage	138,019	69	143,504	67	419,286	69	445,377	67

Total	$200,421	100%	$213,383	100%	$608,594	100%	$660,704	100%

Total revenues for the Third Quarter ended September 30, 2003 were $200.4 million compared to revenues of $203.5 million from the quarter ended June 30, 2003.  Revenues were relatively flat compared to the quarter ended June 30, 2003,  reflecting a more stable demand for IT services in North America, offset in part by the impact of lower productivity in the Third Quarter.  Total revenues for the quarter ended September 30, 2003 decreased $13.0 million, or 6.1%, compared to the Third Quarter of 2002.  Total revenues for the first nine months of 2003 were $608.6 million, a decrease of $52.1 million, or 7.9%, over the same period in 2002.  The decrease in total revenues year over year was primarily the result of clients continuing to defer discretionary technology-related expenditures as a result of economic uncertainty.  We have seen a more stable demand for our services and we believe that we are beginning to see some indications of increases in discretionary IT spending.

Plan.  Plan service revenues for the quarter ended September 30, 2003 were $12.0 million, a decrease of $1.1 million, or 8.1%, compared to the quarter ended June 30, 2003.  Plan service revenues for the quarter ended September 30, 2003 decreased $4.3 million, or 26.4%, and for the first nine months of 2003 decreased $11.5 million, or 23.0%, over the same periods in 2002.  Plan service revenues are comprised primarily of business consulting services, which includes our Applications Rationalization Service that is delivered by Keane Consulting Group, our business-consulting arm.  Additional IT-focused consulting services within Plan are sold and delivered out of our network of branch offices.  The decreases in Plan service revenues were primarily the result of the deferral of consulting projects and a decrease in billing rates caused by general economic conditions.

Build.  Build service revenues for the quarter ended September 30, 2003 were $50.4 million, an increase of $206,000 compared to the quarter ended June 30, 2003, which reflects our belief that the marketplace for AD&I services, although still challenging, is becoming more stable.  Build service revenues for the quarter ended September 30, 2003 decreased $3.2 million, or 5.9%, and for the first nine months of 2003 decreased $14.5 million, or 8.8% over the same periods in 2002.  Build revenues, which consist primarily of the AD&I business, were adversely affected during the first nine months of 2003 by customers’ deferral of software development projects due to the reduction in capital spending related to technology.  The products and services sold within the less cyclical healthcare industry have remained consistent year over year and have helped to stabilize Build service revenues.

Manage.  Manage service revenues for the quarter ended September 30, 2003 were $138.0 million, a decrease of $2.2 million, or 1.6% compared to the quarter ended June 30, 2003.  Manage service revenues for the quarter ended September 30, 2003 decreased $5.5 million, or 3.8%, and for the first nine months of 2003 decreased $26.1 million, or 5.9%, over the same periods in 2002.  The decrease in Manage service revenues was due to lower revenues associated with staff augmentation and other services, offset in part by an increase in Applications Outsourcing revenues.

Manage services consist primarily of Applications Outsourcing services, together with Staff Augmentation and other Maintenance and Migration services.  Generally, under Applications Outsourcing agreements, we receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level.  Applications Outsourcing agreements generally do not require any capital outlay from us.  Applications Outsourcing revenue and expenses are recognized on a monthly basis consistent with the service provided by us to our customers.  We do not employ percentage-of-completion accounting on our Applications Outsourcing agreements.

Within our Applications Outsourcing business, we carefully monitor and manage designated large, long-term strategic Applications Outsourcing engagements.  These deals represent Applications Outsourcing contracts that have been signed since January of 2000, with a minimum contract value of $5.0 million in revenue.  We believe that these engagements are representative of the type of Applications Outsourcing business that forms the core element of our growth strategy.  During the Third Quarter of 2003, these long-term strategic Applications Outsourcing engagements generated $58.3 million in revenue, a 20.7% increase from $48.3 million in revenue from these engagements in the Third Quarter of 2002.

Salaries, wages, and other direct costs

Salaries, wages, and other direct costs for the quarter ended September 30, 2003 decreased $16.7 million, or 10.8%, and for the first nine months of 2003 decreased $56.2 million, or 11.8%, over the same periods in 2002. The decreases were primarily attributable to ongoing efforts to bring our costs in alignment with anticipated revenues through workforce reductions and increased offshore staffing, primarily at our India facilities.  During the Third Quarter of 2003, we recorded a charge of $563,000 related to retention and severance costs. For the first nine months of 2003, we recorded retention and severance costs of $884,000 and recorded a reduction of expense of $704,000 as the result of a re-evaluation of our 2002 workforce reduction charge.  Salaries, wages, and other direct costs were $138.0 million, or 68.8%, of total revenues, for the quarter ended September 30, 2003 and $418.3 million, or 68.7%, of total revenues for the first nine months of 2003 compared to $154.7 million, or 72.5%, of total revenues and $474.5 million, or 71.8%, of total revenues, respectively, for the same periods in 2002.  Salaries, wages, and other direct costs for the quarter ended September 30, 2003 were $99,000 higher compared to $137.9 million in the quarter ended June 30, 2003.

Total billable employees for all operations were 5,949 as of September 30, 2003, compared to 5,819 total billable employees as of June 30, 2003 and 6,216 as of September 30, 2002.  In addition to these employees, we occasionally use sub-contract personnel to augment our billable staff.  The base of billable employees within our India operation was 794 as of September 30, 2003, an increase of 171 employees, or 27.4%, over the quarter ended June 30, 2003 and an increase of 442 employees, or 125.6%, over the quarter ended September 30, 2002.  We added our India operation in March 2002 with our acquisition of SignalTree Solutions.

Gross margin

Management believes gross margin (revenue less salaries, wages, and other direct costs) provides an important measure of our profitability.  Gross margin for the quarter ended September 30, 2003 increased $3.8 million, or 6.4%, and for the first nine months of 2003 increased $4.1 million, or 2.2%, over the same periods in 2002.  Gross margin as a percentage of revenue for the quarter ended September 30, 2003 was 31.2%, and for the first nine months of 2003 was 31.3% compared to 27.5% and 28.2%, respectively, for the same periods in 2002.  The increase in gross margin as a percentage of revenue was largely the result of a more stable environment for IT services and improved utilization related to our base of billable personnel in North America.  Also contributing to the improvement in the gross margin percentage was our lower labor cost due to increased use of offshore resources at our India facilities. Gross margin as a percentage of revenue on a sequential basis decreased from 32.3% in the quarter ended June 30, 2003, as a result of lower seasonal utilization rates due to the higher number of vacation days during the summer months.  We closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts to our gross margin.

Selling, General & Administrative

Selling, General & Administrative (SG&A) expenses for the quarter ended September 30, 2003 increased $352,000, or 0.7%, and for the first nine months of 2003 decreased $4.7 million, or 3.1%, over the same periods in 2002.  SG&A expenses for the quarter ended September 30, 2003 were $48.5 million, or 24.2%, of total revenue, and for the first nine months of 2003 were $146.7 million, or 24.1%, of total revenue as compared to $48.1 million, or 22.6%, of total revenue and $151.4 million, or 22.9%, of total revenue, respectively, for the same periods in 2002.  During the Third Quarter of 2003, in order to avoid further costs, we settled and paid a legal claim related to First Command and Independent Research Agency of Life Insurance, Inc. (formerly United Services Planning Association, Inc.) for $3.5 million, of which $1.6 million was previously accrued. We continue to believe the project was performed professionally and in accordance with the contract terms. We also settled a number of other legal claims in our favor.  As a result, the net impact of the settlement and the reversal of accruals related to the resolution of other legal claims did not have an effect on SG&A expenses for the quarter ended September 30, 2003. In addition, during the Third Quarter of 2003, we recorded a severance charge of $336,000 compared to a reduction of expense of $178,000 in the Second Quarter of 2003 as a result of a re-evaluation of the 2002 workforce reduction charge taken in the Fourth Quarter of 2002. The decrease in SG&A expenses for the first nine months of 2003 was attributable to cost synergies obtained from the acquisition of Metro as well as our continued focus on tightly controlling discretionary expenses.

Amortization of intangible assets

Amortization of intangible assets for the quarter ended September 30, 2003 was $3.9 million, a decrease of 10.1%, and for the first nine months of 2003 was $12.0 million, an increase of 0.7%, over the same periods in 2002.  The increase in amortization of intangible assets for the first nine months of 2003 was primarily due to additional intangible assets resulting from the acquisitions of SignalTree Solutions in March 2002 and one other acquisition complementary to our business strategy made during the Third Quarter of 2002.

Interest and dividend income

Interest and dividend income for the quarter ended September 30, 2003 was $959,000 and for the first nine months of 2003 was $2.2 million, compared to $487,000 and $2.0 million, respectively, for the same periods in 2002. The increase in interest and dividend income was the result of higher average cash balances and marketable securities offset in part by overall lower interest rates compared to the same periods in 2002.  The higher average cash balances and marketable securities was due to the investment of the net proceeds from the issuance of our convertible debt issue in June 2003, and strong cash flow, offset in part by the impact of our share repurchases in the first six months of 2003.

Interest expense

Interest expense for the quarter ended September 30, 2003 was $1.5 million and for the first nine months of 2003 was $2.6 million, compared to $37,000 and $176,000, respectively, for the same periods in 2002.  The interest expense increase is primarily related to the issuance of our $150 million convertible debt issue in June 2003 and the accounting for our new corporate facility.  The accounting for the facility as noted in Note I, requires us to incur interest expense, with a corresponding reduction to SG&A.

Other expenses (income), net

Other expenses were $333,000 for the quarter ended September 30, 2003 compared to $131,000 for the same period in 2002.  For the first nine months of 2003, other income was $6.6 million compared to $214,000 for the same period in 2002.  Other income during the first nine months of 2003 included a $7.3 million favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

Income Taxes

We generated income before taxes of $9.2 million for the Third Quarter ended September 30, 2003 and $37.9 million for the first nine months of 2003, compared to $6.5 million and $25.0 million, respectively, for the same periods in 2002.  The provision for income taxes represents the amounts owed for federal, state, and foreign taxes.  Our effective tax rate was 40.0% for the quarters ended September 30, 2003 and 2002 and for the first nine months in 2003 and 2002.

Net Income

Net income increased to $5.5 million for the quarter ended September 30, 2003 and $22.7 million for the first nine months of 2003, compared to $3.9 million and $15.0 million, respectively, for the same periods in 2002. As compared to the quarter ended June 30, 2003, net income decreased by 16.3% as a result of lower operating income and higher interest expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary.  Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity’s residual returns, or both.  In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.  FIN 46 is effective prospectively for all variable interests obtained subsequent to December 31, 2002.  For variable interests existing prior to December 31, 2002, consolidation will be required beginning July 1, 2003.  In October 2003, the FASB agreed to a broad-based deferral of the effective date of FIN 46 for public companies until the end of periods ending after December 15, 2003.  We have evaluated the applicability of FIN 46 to our relationship with each of City Square and Gateway LLC and determined that these entities are not required to be consolidated within our consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles.  We continue to evaluate the applicability of FIN 46 to other relationships and, based on the information to date, we have not identified any entities that would require consolidation.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations.

In November 2002 and May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”.  EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting.  The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting.  The guidance is effective for revenue arrangements entered into after June 15, 2003.  Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003.  Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease”.  EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases”.  The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset.  The Issue No. 01-08 will be effective for arrangements entered into or modified in the second quarter of fiscal 2004.  Presently, we intend to adopt this statement prospectively and do not anticipate adoption of this statement to have a significant effect on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on continuing to generate strong cash flow in order to fund potential mergers and acquisitions, stock repurchases, and to build long-term shareholder value.  Our cash and investments at September 30, 2003, increased to $207.5 million from $68.3 million at December 31, 2002.  The increase was primarily due to the issuance of $150.0 million in convertible subordinated debentures in June 2003.  We simultaneously invested approximately $37.3 million of the proceeds from the sale in the repurchase of 3 million shares of our common stock from authorizations approved by our Board of Directors in October of 2002 and May of 2003.  Net proceeds after the repurchase of shares and debt issuance costs were approximately $108.8 million.

Net cash provided by operating activities totaled $58.9 million for the nine months ended September 30, 2003, as compared to $33.2 million for the nine months ended September 30, 2002.  The increase in net cash provided by operating activities was driven in part by an improvement in working capital and a $7.3 million award that we received in the quarter ended March 31, 2003 in connection with an arbitration proceeding initiated by us in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and our Federal Systems subsidiary.  Partially offsetting this increase is approximately $9.2 million that we paid associated with prior and current restructuring charges and a $3.5 million payment made in connection with the settlement of a legal claim.  Day Sales Outstanding (DSO) was 55 days as of September 30, 2003 as compared to 57 days as of June 30, 2003.  We calculate DSO using the trailing three months total revenue divided by the number of days in the quarter to equal daily revenue.  The average accounts receivable balance for the three-month period is then divided by daily revenue.

Net cash used in investing activities was $102.7 million and $26.1 million for the nine months ended September 30, 2003 and 2002, respectively.  Net cash used in investing activities in each of these periods was primarily the result of investments, acquisitions, and capital expenditures.  During the nine months ended September 30, 2003, we purchased investments of $102.9 million and sold $8.2 million in marketable securities.  In addition, we spent $8.2 million on property and equipment along with $903,000 for payments related to prior years acquisitions.  In connection with an acquisition made during the Third Quarter of 2002, we may incur additional payments related to earn-out considerations that are based on achieving specific net revenue targets.  Payments in the next twelve months for achieving these goals may range from $1.0 million to $2.0 million.  We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration.  As of September 30, 2003, the deferred revenue and non-interest bearing note each had a balance of $2.5 million.  The note has a one-year term with a one-year extension expiring on September 25, 2004.

Net cash provided by financing activities totaled $88.5 million for the first nine months of 2003 compared to $30.8 million used for financing activities during the first nine months of 2002.  The increase reflects $150.0 million in proceeds from our issuance of convertible subordinated debentures, which was offset in part by our repurchase of 6,052,100 shares of our common stock for approximately $60.9 million and approximately $4.2 million in debt issue costs.

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

On June 12, 2003, our Board of Directors authorized us to repurchase 3 million shares of our common stock.  The authorization is in addition to the 3 million share repurchase authorization that the Board of Directors authorized on May 30, 2003 and in addition to the 5 million share repurchase authorization we announced on October 25, 2002, which expired in October 2003.  The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares purchased will be determined by our management based on its evaluation of market and economic conditions and other factors.  During the first nine months of 2003, we purchased (i) the remaining 3,676,400 shares of our common stock under the October 2002 authorization for a total investment of $31.3 million at an average share price of $8.52 and (ii) 2,375,700 shares under the May 2003 authorization for a total investment of $29.6 million at an average share price of $12.44.  As of September 30, 2003, there are 3,624,300 shares remaining to be repurchased, of which 624,300 shares remain from the May authorization and 3 million shares remain from the June 2003 authorization.  The authorizations expire in May 2004 and June 2004, respectively.  Between May 1999 and September 30, 2003, we have invested $223.9 million to repurchase 18.0 million shares of our common stock under nine separate authorizations.

In February 2003, we entered into a new $50.0 million credit facility with two banks.  The credit facility replaces a previous $10.0 million demand line of credit, which expired in July 2002.  The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios.  On June 11, 2003, we and two of our banks amended certain provisions of the credit facility relating to financial covenants.  These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility.  As of September 30, 2003, we have no debt outstanding under the credit facility.  Based on our current operating plan, we believe that our cash and cash equivalents on hand, marketable securities, cash flows from operations, and our new line of credit will be sufficient to meet our current capital requirements for at least the next twelve months.

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

We have pursued, and intend to continue to pursue, strategic acquisitions.  Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.  In recent years, we have grown significantly through acquisitions.  From January 1, 1999 through September 30, 2003, we have completed eleven acquisitions.  The aggregate merger and consideration costs of these acquisitions totaled approximately $359.8 million.  Our future growth may be based in part on selected acquisitions.  At any given time, we may be in various stages of considering acquisition opportunities.  We can provide no assurances that we will be able to find and identify desirable acquisition targets or that we will be successful in entering into a definitive agreement with any one target.  In addition, even if we reach a definitive agreement with a target, there is no assurance that we will complete any future acquisition.

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

We conduct business in the United Kingdom, Canada, and India, which exposes us to a number of difficulties inherent in international activities.  As a result of our acquisition of SignalTree Solutions in March 2002, we now have two software development facilities in India.  Moreover, we have added approximately 794 technical professionals to our professional services organization in the region.  India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country.  These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services.  If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk.  We have not purchased options or entered into swaps or forward or futures contracts.  Our primary market risk exposure is that of interest rate risk on our investments, which would affect the carrying value of those investments.  Since January 1, 2001, the United States Federal Reserve Board has significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates.  The decline in market interest rates has had an impact on our rate of return on our cash and investments. Additionally, we transact business in the United Kingdom, Canada, and India and as such have exposure associated with movement in foreign currency exchange rates.

Item 4.    Controls and Procedures

Our management, with the participation of our president and chief executive officer and senior vice president of finance and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003.  Based on this evaluation, our president and chief executive officer and senior vice president of finance and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our president and chief executive officer and senior vice president of finance and chief financial officer by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Keane, Inc.

Part II.   Other Information

Item 1.    Legal Proceedings

In April 1998, First Command (formerly United Services Planning Association, Inc.) and Independent Research Agency for Life Insurance, Inc. filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98), against us and two of our employees alleging that we misrepresented our ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project.  During the Third Quarter of 2003, in order to avoid further costs, we settled the claim in full with payment to the plaintiffs in the amount of $3.5 million, of which $1.6 million was previously accrued. We continue to believe the project was performed professionally and in accordance with the contract terms.

We are involved in other litigation and various legal matters, which have arisen in the ordinary course of business.  We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.  We believe that legal claims against us are without merit and intend to defend these matters vigorously.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits.

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

(b)           Reports on Form 8-K.

1.     On July 23, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the period ended June 30, 2003 (including financial statements) pursuant to Item 12 (Disclosure of Results of Operations and Financial Condition).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC.
(Registrant)

Date	November 12, 2003	/s/ Brian T. Keane
Brian T. Keane
President and Chief Executive Officer

Date	November 12, 2003	/s/ John J. Leahy
John J. Leahy
Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Registrant’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Registrant’s Senior Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Registrant’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Registrant’s Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.