Form 10-K
period 2003-12-31
KEANE INC
filed 2004-03-15
CIK 54883

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7516

KEANE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-2437166 (I.R.S. Employer Identification Number)
100 City Square, Boston, Massachusetts (Address of Principal Executive Offices)	02129 (Zip Code)

Registrant's telephone number, including area code: (617) 241-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.10 par value	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of the common stock on the New York Stock Exchange on June 30, 2003, was approximately $669,882,000. As of March 5, 2004, there were 63,522,027 shares of common stock, $.10 par value per share and no shares of Class B common stock, $.10 par value per share, issued and outstanding.

        Documents Incorporated by Reference. The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 27, 2004. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I

        This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words "believes," "anticipates," "plans," "expects," "estimates," "intends," "may," "projects," "will," "would," and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this annual report because these statements speak only as of the date when made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth in this Annual Report on Form 10-K under the caption "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

ITEM 1. BUSINESS

OVERVIEW

        Keane, Inc. is a leading provider of Information Technology ("IT") and Business Consulting services. In business since 1965, our mission is to help clients improve business and IT effectiveness through outsourcing services. We help clients plan, build, and manage applications software through our Business Consulting, Application Development and Integration ("AD&I"), and Application Development and Management Outsourcing ("Application Outsourcing") services. We also optimize clients' internal processes through Business Process Outsourcing ("BPO") services through Worldzen, Inc. ("Worldzen"), our majority owned subsidiary.

        We deliver our IT services through an integrated network of local branch offices in North America and the United Kingdom ("UK"), and through Advanced Development Centers ("ADCs") in the United States ("U.S."), Canada, and India. This global delivery model enables us to provide our services to customers onsite, at our nearshore facilities in Canada, and through our offshore development centers in India. Our branch offices are supported by centralized Strategic Practices and Quality Assurance Groups.

        Our clients consist primarily of Global 2000 companies across several industries. We have specific expertise and depth of capability in financial services, insurance, healthcare, and the public sector. We strive to build long-term relationships with our customers by improving their business and IT performance, reducing their costs, and increasing their organizational flexibility. We achieve recurring revenue as a result of our multi-year outsourcing contracts and our long-term client relationships.

        We are a Massachusetts corporation headquartered in Boston. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KEA." We maintain a Web site with the address www.keane.com. Our Web site includes links to our Corporate Governance Guidelines, our Code of Business Conduct, and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").

        Our registered trademarks include EZ-Access®. Our trademarks include: Keane, the Keane logo, Enterprise Application Integration, Keane InSight, and VistaKeane. Our service marks include: Application Development and Integration Services, and Application Development and Management

Outsourcing Services. All other trademarks, service marks, or tradenames referenced in this Form 10-K are the property of their respective owners.

SERVICES

        We improve our clients' business performance by maximizing the effectiveness of IT organizations. We apply our rigorous processes and management discipline to applications and business processes, enabling clients to reduce costs and increase organizational flexibility and efficiency. We focus on three synergistic service offerings: Plan services, which include Business Consulting and Program Management; Build services, including AD&I, and Manage services, including Application Outsourcing and BPO. Services are delivered using our global delivery model, from operations in the U.S., UK, Canada, and India.

        In 2003, we entered the growing BPO market through the acquisition of a majority interest in Worldzen. Worldzen specializes in complex processes within the financial services, insurance, and healthcare industries, and provides back-office processes for multiple industries. As part of our investment, we contributed certain assets of our Keane Consulting Group ("KCG") to Worldzen. Worldzen's services augment our Plan and Manage service offerings.

Plan services

        Business Consulting.    Our Business Consulting services play an important role in our ability to help clients manage their businesses. During 2003, we provided the majority of our Business Consulting services through KCG. As part of our investment in Worldzen, we contributed certain assets of KCG to Worldzen on October 17, 2003.

        KCG helps companies maximize productivity, reduce costs, and create capacity for future growth by identifying high-value business opportunities and implementing our operations improvement recommendations. KCG takes a broad view of business processes, organizational design, and technology architecture. KCG provides operations improvement services in three core areas: insurance and financial services, manufacturing and distribution, and technology. Typical KCG client engagements include streamlining customer processes and operations and optimizing supply chains. Typically, KCG's Business Consulting engagements deliver specific, tactical recommendations for process improvement, often resulting in a follow-on BPO engagement. On a going forward basis, KCG will be fully integrated into Worldzen, our majority owned subsidiary.

        IT Consulting.    Our IT Consulting services include several offerings that help companies develop and implement their IT and business process improvement strategies. Many clients engage us to provide Project Management services to ensure consistency of quality and delivery over multiple projects within a client organization. Other Plan services include Network Integration Planning, Strategic Information Planning, and Package Selection.

Build services

        AD&I.    As application software becomes more complex, it requires sophisticated integration between front-end and back-end systems to enhance access to critical corporate data, enable process improvements, and improve customer service. Many of our AD&I projects focus on solutions for Enterprise Application Integration ("EAI"), supply chain, and customer service problems.

        As a result of our significant expertise and experience, we have become a top-tier provider of large, complex software development and integration projects for Global 2000 companies. We also provide AD&I services to the public sector, which includes agencies within the U.S. Federal Government, various states, and other local government entities.

        Given the existing economic environment, many clients have deferred investments in new information systems. As a result, we have concentrated our short-term marketing efforts on helping clients to better integrate and enhance existing IT applications, and on projects that rapidly improve efficiency and lower costs immediately.

        We believe that we are well positioned to bid on and win large-scale AD&I projects from both the commercial and public sector markets due to our core competencies in project management, integration, and global delivery. We anticipate that these competencies, together with our long-term relationships with Global 2000 companies, particularly those clients for which we provide Application Outsourcing services, will enable us to benefit from an economic recovery and an increase in spending on information technology.

        Healthcare Solutions.    Our Healthcare Solutions Division ("HSD") develops and markets a complete line of open-architecture financial management, patient care, clinical operations, enterprise information, long-term care, and practice management systems for healthcare organizations. In addition, HSD provides healthcare-related IT consulting, outsourcing, and IT integration services. Because the healthcare market is less cyclical in nature than most of the commercial IT market, our HSD business complements our commercial AD&I revenue and typically acts as a stabilizing influence on Build revenue during periods of slower economic growth.

        HSD's products help healthcare organizations overcome the challenge of providing higher quality patient care while administering more efficient operations through the use of information technology. HSD's core healthcare solutions include EZ-Access, Keane InSight, and VistaKeane. EZ-Access is a browser-based family of healthcare information systems designed to improve access to patient data, reduce the occurrence of medical errors, and protect client investment in information technology. EZ-Access includes our widely installed Patcom Plus, a patient management system that is considered a market leader by industry analysts. Keane InSight is a comprehensive healthcare information system that provides immediate access to patient information using secure, browser-based technology. VistaKeane is a fully integrated financial and clinical solution for long-term and post-acute care providers. HSD's customers include integrated delivery networks, hospitals, long-term care facilities, and physician group practices. HSD currently provides proprietary software and services to more than 280 hospital-based clients and approximately 4,000 long-term care facilities throughout the U.S.

        In addition, our broad range of services help healthcare clients address ongoing Health Insurance Portability and Accountability Act ("HIPAA") requirements. HIPAA is Federal legislation designed to improve efficiency in the national healthcare system and protect the privacy of health information. It is expected to have far-reaching implications on the healthcare industry's IT infrastructure and business operations. Our HIPAA-related services include Enterprise Assessment and Planning, Compliance Implementation, and Ongoing Compliance Management.

Manage services

        Application Outsourcing.    Our Application Outsourcing services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. Under our Application Outsourcing service offering, we assume responsibility for managing a client's business applications with the goal of instituting operational efficiencies that enhance flexibility, freeing up client personnel resources, and achieving higher user satisfaction. We seek to obtain competitive advantages in the application outsourcing market by targeting our Global 2000 client base and generating measurable operational and financial benefits to our clients. We achieve these client benefits through the use of our world-class methodologies, continuous process improvement, and our global delivery model.

        Forty-seven of our Application Outsourcing engagements have been independently assessed at Level 3 or 4 on the Software Engineering Institute's ("SEI") Capability Maturity Model ("CMM"). In

addition, two of our ADCs in India, located in Hyderabad and Delhi, are independently evaluated at Level 5 on the SEI CMM and comply with ISO 9001: 2000 standards. Our ADC in Halifax, Nova Scotia, has also been independently evaluated at Level 5 on the SEI CMM. The SEI CMM has five levels of process maturity, and many IT organizations typically operate at Level 1, the lowest level of maturity. Since 1997, we have used the SEI CMM as a standard for objectively measuring our success in improving our clients' application management environments. The SEI CMM has become the industry's standard method for evaluating the effectiveness of an IT environment and the process maturity of outsourcing vendors.

        Our global delivery model offers customers the flexibility and economic advantage of allocating work among a variety of delivery options, including onsite at a client's facility, nearshore in Halifax, Nova Scotia, and offshore at one of our three locations in India. This integrated, highly flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most new outsourcing engagements. The distribution of work across multiple locations is typically based on a client's cost, technology, and risk management requirements. Our project management approach ensures common methodologies and disciplines across locations, and provides a single point of accountability to the client.

        Application Outsourcing provides us with large, long-term contracts. These client engagements usually span three to five years. Application Outsourcing projects typically supply us with contractually obligated recurring revenue and with an ability to cross-sell other solutions. We believe that our ability to consistently provide measurable business value within an existing client account fosters profitable, long-term client relationships by strongly positioning us to win additional outsourcing engagements, as well as development and integration projects.

        Business Process Outsourcing.    We acquired a majority interest in Worldzen, a provider of BPO services, on October 17, 2003. Worldzen specializes in providing BPO services to clients with complex processes in the financial services, insurance, and healthcare industries, and to clients with back office processes in several industries. Worldzen's BPO services are designed to reduce the cost and increase the efficiency of our clients' business transactions, enabling companies to focus on their more profitable activities, and avoid the overhead and management distraction of non-core back-office processes. Worldzen provides these low-cost, high-value outsourcing services from operations in both the U.S. and India.

STRATEGY

        Our goal is to be recognized as one of the world's great IT services firms by our clients, employees, and shareholders. We believe that we can achieve this goal by helping clients improve their business and IT effectiveness through the consistent delivery of high-value outsourcing services. Specifically, we believe that one of the most significant business trends over the next five years will be corporations leveraging Application Outsourcing, BPO, and offshore delivery to achieve meaningful cost reductions and business improvement. We believe that our depth of capability in each of these areas, along with our strong customer relationships and unique process management methodologies, will enable us to capitalize on this market opportunity.

        We have five major strategic priorities for 2004. We believe these strategic priorities will position us to take advantage of expected market growth driven by a recovery in IT spending, and the convergence of Application Outsourcing, BPO, and offshore delivery.

Achieve sustainable revenue and earnings growth.

        We believe that we can achieve long-term revenue expansion by growing our Application Outsourcing and BPO businesses, as well as by leveraging our strong position in less cyclical vertical industries such as healthcare and the public sector. We expect to increase our operating margins over the short-term by improving billing rates and utilization as the IT services sector recovers, and by aggressively controlling selling, general, and administrative ("SG&A") expenses. Longer term, we will increasingly leverage lower-cost offshore resources in providing outsourcing services, while continuously adjusting our expenses to ensure cost-effective delivery. We expect our ability to effectively manage our working capital, most notably Days Sales Outstanding ("DSO"), and capital spending will enable us to generate strong operating cash flow. We plan to use excess cash to complete attractive acquisitions and to continue to repurchase shares of our common stock from time-to-time.

Strengthen our position as an industry leader in innovative, full lifecycle Application Outsourcing initiatives.

        We believe industry analysts and clients recognize us as one of the leading application outsourcing vendors in North America. Our ability to provide high-quality service to our clients has been significantly enhanced by our global delivery model, with capability onsite, at nearshore facilities in Halifax, Nova Scotia, and at three facilities in India. We expect to intensify our efforts during 2004 to position Keane as a full lifecycle, global provider of outsourcing, and a means for clients to gain the economic advantage of offshore delivery while reducing their associated risks. We also seek opportunities to proactively target our existing customer base of Global 2000 customers, and our deep expertise in specific industry verticals, to cross-sell our Application Outsourcing services.

Continue to rapidly build offshore/nearshore scale and capabilities.

        Global sourcing has become an important component of our clients' overall sourcing strategies. Use of offshore delivery enables clients to gain access to a large pool of cost-effective technical personnel, while enhancing productivity via a 24 hours a day, seven days a week development approach. As a result, we believe offshore delivery is critical for success in today's IT services market. During 2003, we significantly enhanced our offshore sourcing capabilities, doubling the size of our operations in India. During 2004, we plan to continue to build scale in our India operations. In addition, we plan to continue to invest in nearshore facilities in Halifax, Nova Scotia, to support new opportunities.

Acquire market share and enhance our BPO solutions.

        Integration between technology and business processes is an increasing trend, and is changing the way clients buy IT and business services. We believe that this convergence of applications and BPO represents a near-term opportunity to build market share, as companies are engaging long-term outsourcing partners now. Accordingly, one of our priorities is building scale and capability in our BPO operations, both through Worldzen and potential additional investments.

Align our operating model with our strategic focus.

        Over the long term, we anticipate that our mix of services will shift to reflect the emerging market opportunity in offshore outsourcing. We plan to prioritize investment in offshore delivery, Application Outsourcing, vertical expertise, and BPO operations in order to develop the capabilities to support and grow these segments. These investments may include future capital spending and acquisitions. We expect to continue to adapt our operating model and infrastructure in accordance with market trends and conditions.

COMPETITION

        The IT services market is highly competitive and driven by continual changes in client business requirements and advances in technology. Our competition varies by the type of service provided and by geographic markets.

        We compete with traditional players in the IT services industry, including large integrators (such as Accenture ("ACN"), Electronic Data Systems ("EDS"), Computer Sciences Corporation ("CSC"), IBM Global Services ("IBM"), and Perot Systems ("PER")); offshore solution providers, including Wipro ("WIT") and Infosys ("INFY"); IT solutions providers (such as Sapient Corporation ("SAPE"), American Management Systems ("AMSY"), BearingPoint ("BP"), and Ciber ("CBR")); and management consulting firms (such as McKinsey and Booz Allen). Some of these competitors are larger and have greater financial resources than we do.

        We believe that the basis for competition in the IT services industry includes the ability to create an integrated solution that best meets the needs of an individual customer, provide competitive cost pricing models, develop strong client relationships, generate recurring revenue, and offer flexible client-service delivery options. We believe that we compete favorably with respect to these factors. However, we may not be able to continue to compete successfully with our existing competitors or to compete successfully with any new competitors.

CLIENTS

        Our clients consist primarily of Global 2000 organizations, government agencies, and healthcare organizations. These organizations generally have significant IT budgets and frequently depend on service providers for outsourcing services.

        In 2003, we derived our revenue from the following industry groups:

Industry	Percentage of Revenue
Healthcare	21.9%
Financial services	20.4
Government	18.6
Manufacturing	17.6
High Technology/Software	7.2
Other	4.5
Energy/Utilities	4.2
Retail/Consumer goods	4.0
Telecommunications	1.6

        Our 10 largest clients accounted for approximately 36%, 29%, and 32% of our total revenues during the years ended December 31, 2003, 2002, and 2001, respectively. Our two largest clients during 2003 were various agencies within the Federal Government and PacifiCare, with approximately 9.2% and 6.5% of our total revenues, respectively. In 2002 and 2001, the Federal Government and IBM were our two largest clients. Federal Government contracts accounted for approximately 7.6% and 6.9% of our total revenues in 2002 and 2001, respectively. IBM accounted for approximately 4.4% and 6.5% of our total revenues in 2002 and 2001, respectively. A significant decline in revenue from the Federal Government or PacifiCare would have a material adverse effect on our total revenue. With the exception of the Federal Government, PacifiCare, and IBM, no single client accounted for more than 5% of our total revenues during any of the three years ended on or before December 31, 2003.

        In accordance with industry practice, many of our orders are terminable by either the client or us on short notice. Moreover, any and all orders relating to the Federal Government may be subject to renegotiation of profits or termination of contract or subcontractors at the election of the Federal

Government. We had orders at December 31, 2003 of approximately $1.4 billion, in comparison to orders of approximately $1.5 billion at December 31, 2002. Because our clients can cancel or reduce the scope of their engagements on short notice, we do not believe that backlog is a reliable indication of future business.

SALES, MARKETING, AND ACCOUNT MANAGEMENT

        We market our services and software products through our direct sales force, which is based in our branch offices and regional areas, as well as through our Application Outsourcing Corporate Practice. Our account executives are assigned to a limited number of accounts so they can develop an in-depth understanding of each client's individual needs and form strong client relationships. Under the direction of our Senior Vice President of Business Development and Regional Sales Vice Presidents, these account executives identify IT services needs within clients and are responsible for developing a solution that meets these requirements. In addition, account executives ensure that clients receive responsive service that achieves their objectives. Account executives receive in-depth training in our sales processes and service offerings and are supported by enterprise knowledge management systems in order to efficiently share organizational learning. Account executives collaborate with our Application Outsourcing Corporate Practice, other branch offices, and our Global Services Group as needed to address specialized customer requirements.

        Our Application Outsourcing Corporate Practice employs specialized senior sales professionals to respond to client requirements and to pursue and close large, strategic outsourcing engagements. Application Outsourcing engagements provide a strong base of recurring revenue and afford the opportunity to cross-sell our other strategic services.

        We focus our marketing efforts on organizations with significant IT budgets and recurring software development and outsourcing needs. We maintain a corporate branding campaign focused on communicating our value proposition of reliably delivering application solutions with quantifiable business results. These branding efforts are actively executed through multiple channels.

EMPLOYEES

        On December 31, 2003, we had 7,381 employees, including 6,182 business and technical professionals whose services are billable to clients. We sometimes supplement our technical staff by utilizing subcontractors, which as of December 31, 2003, consisted of 466 full-time subcontractors.

        We believe our growth and success are dependent on the caliber of our people and will continue to dedicate significant resources to hiring, training and development, and career advancement programs. Our efforts in these areas are grounded in our core values, namely: respect for the individual, commitment to client success, achievement through teamwork, integrity, continuous improvement, and commitment to shareholder value. We strive to hire, promote, and recognize individuals and teams who embody these values.

        We generally do not have employment contracts with our key employees. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

ITEM 2. PROPERTIES

        Our principal executive office as of December 31, 2003, was located at 100 City Square, Boston, Massachusetts 02129, in an approximately 95,000 square foot office building which is leased from Gateway Developers LLC ("Gateway LLC"). John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the

Board of Keane, and his immediate family members. (See Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

        Based upon our knowledge of rental payments for comparable facilities in the Boston area, we believe that the rental payments under the lease for 100 City Square, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party.

        At December 31, 2003, we leased and maintained sales and support offices in more than 70 locations in North America, the UK, and India. The aggregate annual rental expense for our sales and support offices was approximately $14.1 million in 2003. The aggregate annual rental expense for all of our facilities was approximately $15.0 million in 2003. For additional information regarding our lease obligations, see Note 15 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

        In April 1998, First Command (formerly United Services Planning Association, Inc. & Independent Research Agency for Life Insurance, Inc.) filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98), against us and two of our employees alleging that we misrepresented our ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project. During the Third Quarter of 2003, in order to avoid further costs, we settled the claim in full with payment to the plaintiffs in the amount of $3.5 million, of which $1.6 million was previously accrued.

        During the First Quarter of 2003, we received a $7.3 million award in connection with an arbitration proceeding initiated by us in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

        We are involved in other litigation and various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows. We believe that these matters are without merit and intend to defend vigorously against them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:    The executive officers and directors of Keane as of March 5, 2004 are as follows:

Name	Committee	Age	Position
John F. Keane		72	Chairman of the Board and Director
Brian T. Keane		43	President, Chief Executive Officer and Director
John J. Leahy		45	Senior Vice President of Finance and Administration and Chief Financial Officer
Russell J. Campanello		48	Senior Vice President
Robert B. Atwell		55	Senior Vice President
Russell A. Cappellino		62	Senior Vice President
Georgina L. Fisk		35	Vice President

Raymond W. Paris		66	Senior Vice President
Gary D. Rader		45	Senior Vice President
Laurence D. Shaw		42	Vice President
Maria A. Cirino	(2)(3)	40	Director
John H. Fain		55	Director
Philip J. Harkins	(2)(3)	56	Director
Winston R. Hindle, Jr.	(1)(3)	73	Director
John F. Keane, Jr.		44	Director
James T. McBride	(1)(3)	58	Director
John F. Rockart	(1)(2)	72	Director
Stephen D. Steinour	(1)(2)	45	Director
James D. White	(2)(3)	43	Director

(1)
Audit Committee

(2)
Compensation Committee

(3)
Nominating and Corporate Governance Committee (From February 2003 to February 2004, we had separate Nominating and Corporate Governance Committees. These two committees were reconstituted in February 2004 into a single Nominating and Corporate Governance Committee.)

        All Directors hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified. Officers of Keane serve at the discretion of the Board of Directors.

        Mr. John Keane, the founder of Keane, has served as Chairman of the Board of Directors since Keane's incorporation in March 1967. Mr. Keane served as Chief Executive Officer and President of Keane from 1967 to November 1999. Mr. John Keane is a director of Firstwave Technologies, a public company that provides Internet-based customer relationship management solutions, and American Power Conversion Corporation, a designer, developer, and manufacturer of power protection and management solutions for computer, communications, and electronic applications. Mr. John Keane is the father of Mr. Brian Keane, the President, Chief Executive Officer, and a director of Keane, and Mr. John Keane, Jr., a director of Keane.

        Mr. Brian Keane joined Keane in 1986 and has served as Keane's President and Chief Executive Officer since November 1999 and as a director of Keane since May 1998. From September 1997 to November 1999, Mr. Keane served as Executive Vice President and a member of the Office of the President of Keane. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President of Keane. From July 1992 to December 1994, Mr. Keane served as a Business Area Manager, and from January 1990 to July 1992, he served as a Branch Manager. Mr. Keane has served as a trustee of Mount Holyoke College since May 2000. Brian Keane is a son of John Keane, the founder, and Chairman of Keane, and the brother of John Keane, Jr., a director.

        Mr. Leahy joined Keane in August 1999 as Senior Vice President of Finance and Administration and Chief Financial Officer. From 1982 to August 1999, Mr. Leahy was employed by PepsiCo, Inc., a multinational consumer products corporation, during which time he held a number of positions, serving most recently as Vice President of Business Planning and Development for Pepsi-Cola International.

        Mr. Campanello joined Keane in September 2003 as Senior Vice President of Human Resources. From July 2000 to February 2003, he served as Chief People Officer at NerveWire, a technology and business consulting company. From January 1998 to July 2000, he led the human resource function at Genzyme Corporation, a biotechnology company.

        Mr. Atwell initially joined Keane in 1974 and held a number of positions through 1986. Mr. Atwell left Keane from 1986 to 1991. In 1991, Mr. Atwell rejoined Keane when we acquired a branch of Broadway and Seymour, a regional applications services company where Mr. Atwell was serving as Vice President. Since that time, Mr. Atwell has held several positions with Keane and has held the position of Senior Vice President of North American Branch Operations since 1999.

        Mr. Cappellino joined Keane as Senior Vice President, Offshore Solutions in March of 2002. From 1995 to March 2002, Mr. Cappellino served as Chairman and CEO of SignalTree Solutions Holding, Inc. ("SignalTree Solutions"). SignalTree Solutions was acquired by Keane in March 2002. From 1993 to 1995, Mr. Cappellino was President of Network Solutions and Vice President/General Manager of Worldwide Telecommunications Marketing at Tandem Computers.

        Ms. Fisk joined Keane in August 1998 as Marketing Manager of Keane Ltd in the UK. From October 2000 to January 2001, Ms. Fisk served as the Director of Marketing of Keane Ltd in the UK. Since January 2001, Ms. Fisk has served as Director of Marketing for Keane, Inc. and in January 2004, was promoted to Vice President, Marketing of Keane, Inc.

        Mr. Paris joined Keane in November 1976. Mr. Paris has served as Senior Vice President of Healthcare Solutions since January 2000 and served as Vice President and General Manager of the Healthcare Solutions Practice from August 1986 to January 2000. Mr. Paris also served as Area Manager of the Healthcare Solutions Practice from 1981 to 1986.

        Mr. Rader joined Keane in 1987 as a consultant. From 1987 through December 2003, Mr. Rader served as Sales Representative, Sales Manager, Branch Manager, and most recently as a Group Vice President. In January of 2004, Mr. Rader was named Senior Vice President of Business Development.

        Mr. Shaw joined Keane in September 2002 as Senior Vice President and Managing Director of Keane Ltd. From 1996 to September 2002, Mr. Shaw was employed by Headstrong, a global restructuring corporation, during which time he held a number of positions, serving most recently as Chief Operating Officer of European Operations.

        Ms. Cirino has served as a director of Keane since July 2001. Since February 2000, Ms. Cirino has held the position of CEO and Chairman of Guardent, Inc., a managed security services corporation. On February 27, 2004, Guardent was acquired by VeriSign, Inc., a provider of critical infrastructure services for Internet and telecommunications networks. Since then, Ms. Cirino has held the position of Senior Vice President of VeriSign Managed Security Services. From November 1999 to February 2000, Ms. Cirino served as Vice President of Sales and Marketing for Razorfish Inc., a strategic digital communications company. From July 1997 to November 1999, Ms. Cirino served as Vice President of Sales and Marketing for iCube, Inc., a communications company, which was acquired by Razorfish in November 1999.

        Mr. Fain has served as a director of Keane since November 2001 and served as Senior Vice President of Keane from November 2001 to March 2002. Prior to joining Keane, Mr. Fain was the founder, Chief Executive Officer, and Chairman of the Board of Directors of Metro Information Services Inc. ("Metro"), a provider of IT consulting, and custom software development services and solutions, which was acquired by Keane in November 2001. Mr. Fain's role at Metro also included serving as President from July 1979 until January 2001.

        Mr. Harkins has served as a director of Keane since February 1997. Mr. Harkins is currently the President and Chief Executive Officer of Linkage, Inc., an organizational development company founded by Mr. Harkins in 1988. Prior to 1988, Mr. Harkins was Vice President of Human Resources of Keane.

        Mr. Hindle has served as a director of Keane since February 1995. Mr. Hindle is currently retired. From September 1962 to July 1994, Mr. Hindle served as a Vice President and, subsequently, Senior

Vice President of Digital Equipment Corporation, a computer systems and services firm. Mr. Hindle is also a director of Mestek, Inc., a public company which manufactures and markets industrial products.

        Mr. John Keane, Jr. has served as a director of Keane since May 1998. Mr. Keane is the founder of ArcStream Solutions, Inc., a consulting and systems integration firm focusing on cable and wireless solutions, and has been its President and Chief Executive Officer since July 2000. From September 1997 to July 2000, he was Executive Vice President and a member of the Office of the President of Keane. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From January 1994 to December 1994, Mr. Keane served as a Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. John Keane, Jr. is a son of John Keane, the founder and Chairman of Keane, and a brother of Brian Keane.

        Mr. McBride has served as director of Keane since October 2003. Prior to his retirement in 2002, Mr. McBride spent 32 years with Deloitte & Touche, LLP, most recently as National Managing Partner of Marketing and Sales.

        Dr. Rockart has served as a director of Keane since Keane's incorporation in March 1967. Dr. Rockart has been a Senior Lecturer Emeritus at the Alfred J. Sloan School of Management of the Massachusetts Institute of Technology ("MIT") since July 2002. Dr. Rockart served as a Senior Lecturer at the Alfred J. Sloan School of Management of MIT from 1974 to July 2002 and was the Director of the Center for Information Systems Research from 1998 to 2000. Dr. Rockart is also a director of Selective Insurance Group, a public holding company for property and casualty insurance companies.

        Mr. Steinour has served as a director of Keane since July 2001. Since July 2001, Mr. Steinour has served as the Chief Executive Officer of Citizens Bank of Pennsylvania. From January 1997 to July 2001, Mr. Steinour served as Vice Chairman of Citizens Financial Group, a commercial bank holding company. From October 1992 to December 1996, Mr. Steinour served as the Executive Vice President and Chief Credit Officer, as well as Managing Director of the Citizens Wholesale Banking Division within Citizens Financial Group.

        Mr. White has served as director of Keane since February 2004. Since July 2002, Mr. White has served as the Senior Vice President of Business Development for The Commercial Operations North America of The Gillette Company. From June 1986 to May 2002, Mr. White was employed by Nestlé, during which time he held a number of positions, serving most recently as the Vice President of Customer Interface for Nestlé Purina Pet Care Company.

        The compensation of the non-employee members of the Board of Directors is as follows:

Compensation	Amount
Annual retainer	$20,000
Additional compensation:
Fee per Board Meeting	2,000
Annual fee for Chairperson of Nominating and Corporate Governance Committee	5,000
Annual fee for Chairperson of Compensation Committee	15,000
Annual fee for Chairperson of Audit Committee	25,000
Committee meetings and telephonic meetings of the Board	No additional fee (part of annual retainer)
Initial stock option grant for a new Director	10,000 shares of common stock to be granted on the date of election. These options vest in three equal annual installments and have an exercise price equal to the closing price of our common stock on the NYSE on the date of grant.
Annual stock option grant	5,000 shares of common stock to be granted on the date of each Annual Meeting. These options vest in three equal annual installments and have an exercise price equal to the closing price of our common stock on the NYSE on the date of grant.

        The compensation of our non-employee directors is determined on an approximate 52-week period (the "Annual Directors Term") that runs from annual meeting date to annual meeting date rather than on a calendar year. A director may elect to receive his or her annual fee or meeting attendance fees for an Annual Directors Term in the form of shares of common stock in lieu of cash payments. If a director elects to receive shares of common stock in lieu of cash as payment for the annual fee or meeting attendance fees, the number of shares to be received by the director will be determined by dividing the dollar value of the annual fee or the meeting attendance fees owed by the closing price of our common stock as reported on the NYSE on the last day of the Annual Directors Term.

        Directors generally make their elections as to the form of compensation for his or her annual fee or meeting attendance fees in July of each year and such election is valid for the Annual Directors Term beginning in the calendar year in which the election is made.

        Non-employee directors are also eligible to receive stock options under our stock incentive plans. During 2003, we did not grant stock options to non-employee directors, other than the initial stock option grant or the annual stock option grant discussed above. Directors who are officers or employees of Keane do not receive any additional compensation for their services as directors.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our authorized capital stock consists of 200,000,000 shares of common stock, $.10 par value per share; 503,797 shares of Class B common stock, $.10 par value per share, and 2,000,000 shares of preferred stock, $.01 par value per share. As of March 5, 2004, there were 63,522,027 shares of common stock outstanding and held of record by approximately 2,500 registered stockholders and no shares of Class B common stock or preferred stock outstanding. Effective February 1, 2004, each share of our Class B common stock, $.10 par value per share, was automatically converted into one share of common stock.

COMMON STOCK

        Voting.    Each share of our common stock is entitled to one vote on all matters submitted to stockholders. Voting for directors is non-cumulative.

        On January 13, 2004, we announced that our Board of Directors voted to convert all of the outstanding shares of Class B common stock into shares of our common stock on a one-for-one basis, effective February 1, 2004. As of December 31, 2003, the Class B common stock represented less than 1% of our outstanding equity, but had approximately 4.3% of the combined voting power of our combined stock.

        Dividends and Other Distributions.    The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors, out of funds legally available therefore. In the event of a liquidation, dissolution, or winding up of Keane, holders of common stock have the right to ratable portions of our net assets after the payment of all debts and other liabilities.

        Other Matters.    The holders of common stock have no preemptive rights or rights to convert their stock into any other securities and are not subject to future calls or assessments by Keane. The common stock was listed on the American Stock Exchange ("AMEX") under the symbol "KEA" through October 29, 2003. On October 30, 2003, we began trading our common stock on the NYSE under the symbol "KEA." All outstanding shares of common stock are fully paid and non-assessable. The rights, preferences, and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock, which we may designate and issue in the future.

PREFERRED STOCK

        Our articles of organization authorize the issuance of up to 2,000,000 shares of preferred stock. Shares of preferred stock may be issued from time-to-time in one or more series, and our Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions, including the dividend rights, conversion rights, voting rights, terms of redemption, redemption price or prices, and liquidation preferences, of any series of preferred stock, and to fix the number of shares of any such series of preferred stock without any further vote or action by the stockholders. The voting and other rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while providing desirable flexibility in connection with acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of Keane. We have no present plans to issue any shares of preferred stock.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

        Our common stock was traded on the AMEX from January 1, 2003 to October 29, 2003 under the symbol "KEA." We began trading our common stock on the NYSE under the symbol "KEA" on October 30, 2003. The following table sets forth, for the periods indicated, the high and low sales price per share as reported by AMEX and NYSE, as the case may be.

Stock Price
Period	High	Low
2003
First Quarter	$10.09	$6.90
Second Quarter	14.00	7.80
Third Quarter	15.19	12.30
Fourth Quarter	15.13	12.72
2002
First Quarter	$19.18	$14.30
Second Quarter	16.82	12.30
Third Quarter	12.70	5.99
Fourth Quarter	10.10	5.29

        The closing price of our common stock on the NYSE on March 5, 2004 was $15.25.

        We have not paid any cash dividend since June 1986. We currently intend to retain all of our earnings to finance future growth and therefore do not anticipate paying any cash dividend in the foreseeable future. Our $50.0 million credit facility with two banks contains restrictions that may limit our ability to pay cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Years ended December 31,	2003	2002	2001	2000	1999
(IN THOUSANDS EXCEPT PER SHARE DATA)
Income Statement Data:
Revenues	$804,976	$873,203	$779,159	$871,956	$1,041,092
Operating income	42,180	10,357	19,753	27,921	116,466
Net income	29,222	8,181	17,387	20,354	73,074
Basic earnings per share	0.44	0.11	0.25	0.29	1.02
Diluted earnings per share	$0.44	$0.11	$0.25	$0.29	$1.01
Basic weighted average common shares outstanding	65,771	74,018	68,474	69,646	71,571
Diluted weighted average common shares and common share equivalents outstanding	66,423	74,406	69,396	69,993	72,395
Balance Sheet Data:
Total cash and marketable securities	$206,136	$68,255	$129,243	$115,212	$142,763
Total assets	797,987	685,674	679,903	463,594	519,307
Total debt (1)	193,371	45,647	15,357	8,616	11,403
Stockholders' equity	458,132	490,584	529,173	370,677	422,799
Book value per share	$7.20	$7.06	$7.00	$5.48	$5.95
Number of shares outstanding	63,629	69,521	75,509	67,675	71,051
Financial Performance:
Revenue (decline) growth	(7.8)%	12.1%	(10.6)%	(16.2)%	(3.3)%
Net margin	3.6%	0.9%	2.2%	2.3%	7.0%

(1)
Includes $40,500, $40,888, and $13,000 in accrued building costs for the years ended December 31, 2003, 2002, and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words "believes," "anticipates," "plans," "expects," "estimates," "intends," "may," "projects," "will," "would," and similar expressions may be forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements in this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth below under the caption "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS." These factors and the other cautionary statements made in this annual report should be read as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance, or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements in this annual report, whether as a result of new information, future events, or otherwise.

        The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this annual report.

OVERVIEW

        We help clients improve business and IT effectiveness through outsourcing services. We plan, build, and manage application software through our Business Consulting, AD&I, and Application Outsourcing services. We develop long-term relationships with customers by providing a broad range of service offerings delivered on a local basis. We also optimize clients' internal processes through BPO services through Worldzen, our majority owned subsidiary. Our IT services are delivered through an integrated network of local branch offices in North America, the UK, and through ADCs in the U.S., Canada, and India. This global delivery model enables us to provide our services to customers onsite, at our nearshore facilities in Canada, and through our offshore development centers in India. Our centralized Strategic Practices and our Quality Assurance Groups support branch offices. The Practices focus on developing repeatable approaches to common customer needs and challenges, and help to gather and institutionalize our best practices. We believe that our blend of onsite, nearshore, and offshore capabilities enables us to further improve the efficiency and economic advantage of the services that we provide our customers.

        In order for us to remain successful in the near term, we must continue to maintain and grow our client base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities. In the current economic environment, we must provide our clients with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefit. We believe that maximizing the generation of cash from our operations is fundamental to building long-term per share value. We believe that selling and delivering Application Outsourcing and cross-selling our other services is critical to our long-term success. Attracting, retaining, motivating, and developing talented sales, management, and technical professionals is another essential component to our success. In addition, our ability to leverage SG&A expenses over a broader base of revenue is crucial to increasing net income and cash provided from operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. The actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We believe that the accounting policies described below meet these characteristics. Our significant accounting policies are more fully described in the notes to the accompanying consolidated financial statements.

Revenue Recognition

        We recognize revenue as services are performed or products are delivered in accordance with contractual agreements and generally accepted accounting principles. For general consulting engagements, revenue is recognized on a time and materials basis as services are delivered. For the majority of our outsourcing engagements, we provide a specific level of service each month for which we bill a standard monthly fee. Revenue for these engagements is recognized in monthly installments over the billable portion of the contract. These installments may be adjusted to reflect changes in staffing requirements and service levels consistent with terms of the contract. Costs of transitioning the employees and ensuring we meet required service level agreements may be capitalized over defined periods of time.

        For fixed-price engagements, revenue is recognized on a proportional performance basis over the life of the contract. We use estimated labor-to-complete to measure the proportional performance. Proportional performance recognition relies on accurate estimates of the cost, scope, and duration of each engagement. If we do not accurately estimate the resources required or the scope of the work to be performed, then future revenues may be negatively affected or losses on existing contracts may need to be recognized. All future anticipated losses are recognized in the period they are identified.

        Revenue associated with application software products is recognized as the software products are installed and as implementation services are delivered. Software maintenance fees on installed products are recognized on a pro-rated basis over the term of the agreement.

        In all consulting engagements, outsourcing engagements, and software application sales, the risk of issues associated with satisfactory service delivery exists. Although we believe these risks are adequately addressed by our adherence to proven project management methodologies, proprietary frameworks, and internal project audits, the potential exists for future revenue charges relating to service delivery issues. Historically, we have not experienced major service delivery issues.

Allowance for Bad Debts

        Each accounting period, we evaluate accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of our services. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue in the period the risk is identified. Considerable judgment is used in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If our evaluation of service delivery issues or a client's ability to pay is incorrect, we may incur future reductions to revenue.

Goodwill and Intangible Assets

        In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these assets. This process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. As of December 31, 2003, our goodwill totaled $292.9 million.

        We review our identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether an intangible asset is impaired, we must make assumptions regarding estimated future cash flows from the asset, intended use of the asset, and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, we may be required to record impairment charges for these assets. As of December 31, 2003, our intangible assets totaled $71.0 million.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have recorded a valuation allowance for the tax benefits of certain subsidiary net operating losses and the minimum pension liability. Our policy is to establish reserves for taxes that may become payable in future years as a result of an examination by the tax authorities. In accordance with SFAS No. 5 ("SFAS 5"), "Accounting for Contingencies," we establish the reserves based upon our assessment of exposure associated with permanent tax differences and interest expense applicable to both permanent and temporary difference adjustments. The tax reserves are analyzed periodically and adjusted as events occur to warrant the adjustment to the reserve.

Stock-based Compensation

        We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant. We also grant restricted stock for a fixed number of shares to employees for nominal consideration. We account for our stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In accordance with APB 25, we recognize compensation expense based on the difference between the market value at grant date and the grant price and record the compensation expense ratably over the restriction period. We do not recognize compensation expense on our stock option grants as the stock options are granted at the market price at the date of grant.

        We adopted the disclosure provisions of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment to SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Had we adopted the accounting provisions of SFAS 148, we would have recorded additional compensation expense and reduced net income by approximately $4.6 million, $11.3 million, and $10.3 million in 2003, 2002, and 2001, respectively.

Restructuring

        We have recorded restructuring charges and reserves associated with restructuring plans approved by management in the last five years. As of January 1, 2003, we adopted SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan exists. These reserves include estimates pertaining to employee separation costs and real estate lease obligations. The reserve associated with lease obligations could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of our sub-lessees, market value of properties, and the ability to negotiate early termination agreements with lessors. While we believe that our current estimates regarding lease obligations are adequate, future events could require adjustments to these estimates. Based on the assumptions included in our analysis as of December 31, 2003, to the extent that we are unable to maintain all of our current, contractual subleases, we could incur an additional restructuring charge up to approximately $2.7 million. In addition, if we are able to negotiate early terminations of our operating leases or to obtain a sublessee, we would record a reduction to the restructuring liability and a corresponding expense reduction. In 2003, we recorded an expense reduction of $1.0 million associated with early lease terminations and unanticipated subleases.

CONSOLIDATED RESULTS OF OPERATIONS

        In this section, we discuss our results of operations. We measure our revenue performance by comparing the growth in Plan, Build, and Manage service revenues. We evaluate our improvement in profitability by comparing gross margins, and SG&A as a percentage of revenues. Other key metrics that we use to manage and evaluate the performance of our business include: bookings or new sales to customers, the number of billable personnel, and utilization rates. We calculate utilization rates by dividing the total billable hours per consultant by the total hours available from the consultant.

2003 Compared to 2002

	REVENUES (Dollars in thousands)
	Years Ended December 31,				Increase (Decrease)
	2003	%	2002	%	$	%
Plan	$48,701	6	$66,890	8	$(18,189)	(27.2)
Build	196,175	24	216,257	25	(20,082)	(9.3)
Manage	560,100	70	590,056	67	(29,956)	(5.1)

Total	$804,976	100%	$873,203	100%	$(68,227)	(7.8)

Revenues

        Revenues in 2003 compared to 2002 decreased as a result of clients' decisions to continue to defer discretionary technology-related expenditures during a period of economic uncertainty. However, throughout the course of the year, we experienced a more stable demand for our services and believe that we are beginning to see some indications of increases in discretionary IT spending.

        Plan.    Our Plan service revenues are comprised primarily of business consulting services, which include Business Consulting and Program Management. During 2003, we provided the majority of our Business Consulting services through KCG. During the Fourth Quarter of 2003, we entered the growing BPO market through our acquisition of a majority interest in Worldzen. Worldzen specializes in complex processes within the financial services, insurance, and healthcare industries, and provides back office processes for multiple industries. As part of our investment in Worldzen, we contributed to

Worldzen a majority of the assets and certain customer contracts associated with KCG. Our Plan services are delivered via our global delivery model, from operations in the U.S., UK, Canada, and India. The decreases in Plan service revenues were primarily the result of the deferral of consulting projects and a decrease in billing rates in response to weak general economic conditions.

        Build.    Build service revenues, which consist primarily of the AD&I business, were adversely affected during 2003 by customers' decisions to defer software development projects due to the reduction in capital spending related to technology. The products and services we sold within the less cyclical healthcare industry helped to stabilize Build service revenues. Revenues for 2003 from HSD increased $2.6 million, or 4.6% compared to 2002.

        Manage.    Manage services consist primarily of Application Outsourcing services, together with Staff Augmentation, other Maintenance and Migration services, and BPO services, delivered through Worldzen. The decrease in Manage service revenues was due to lower revenues associated with staff augmentation and other services, offset in part by an increase in Application Outsourcing revenues.

        Generally, under Application Outsourcing agreements, we receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. However, because our customers typically have the ability to reduce services under their contracts, our monthly fees may be reduced from the stated contract amounts. For example, in accordance with the contract terms, PacifiCare has the ability to reduce the baseline resources as defined in the contract, which could potentially reduce the contract value, originally valued at approximately $500.0 million through 2012, by approximately $100.0 million. Application Outsourcing agreements generally do not require any capital outlay from us. Application Outsourcing revenue and expenses are recognized on a monthly basis consistent with the service provided by us to our customers. Within our Application Outsourcing business, we carefully monitor and manage designated large, long-term strategic Application Outsourcing engagements. These deals represent Application Outsourcing contracts that have been signed since January of 2000, with a minimum contract value of $5.0 million in revenue. We believe that these engagements are representative of the type of Application Outsourcing business that forms the core element of our growth strategy. During 2003, these long-term strategic Application Outsourcing engagements generated $230.4 million in revenue, a 21.8% increase from $189.2 million in revenue from these engagements in 2002.

        The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2003	2002	$	%
Revenues	$804,976	$873,203	$(68,227)	(7.8)
Salaries, wages, and other direct costs	554,375	630,047	(75,672)	(12.0)

Gross margin	$250,601	$243,156	$7,445	3.1

Gross margin %	31.1%	27.8%

Salaries, wages, and other direct costs

        The decrease in salaries, wages, and other direct costs in 2003, as compared to 2002, was primarily attributable to ongoing efforts to bring our costs in alignment with anticipated revenues through workforce reductions and increased offshore staffing, primarily at our India facilities. Salaries, wages, and other direct costs were $554.4 million, or 68.9%, of total revenues, for 2003 and $630.0 million, or 72.2%, of total revenues in 2002. Total billable employees for all operations were 6,182 at the end of 2003, compared to 6,175 total billable employees at the end of 2002. In addition to these employees, we occasionally use subcontractors to augment our billable staff. The base of billable employees within our India operation was 876 at the end of 2003, an increase of 463 employees, or 112.1%, compared to 2002. We added our India operation in March 2002 with our acquisition of SignalTree Solutions. We closely monitor utilization rates, billable employees, and other direct costs in an effort to avoid adverse impacts to our gross margin.

Gross margin

        We believe gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin as a percentage of revenue for 2003 was 31.1%, compared to 27.8% in 2002. The increase in gross margin as a percentage of revenue was largely the result of a more stable environment for IT services and improved utilization related to our base of billable personnel in North America. Also contributing to the improvement in the gross margin percentage was our lower labor cost due to increased use of offshore resources at our India facilities.

Selling, general and administrative expenses

        SG&A expenses include salaries for our corporate and branch administrative employees, sales and marketing expenses, as well as the cost of our administrative facilities, including related depreciation expense. SG&A expenses for 2003 decreased $5.9 million, or 3.0%, compared to 2002. SG&A expenses for 2003 were $192.9 million, or 24.0%, of total revenue, compared to $198.8 million, or 22.8%, of total revenue for 2002. The decrease in SG&A expenses in 2003 was the result of our Fourth Quarter of 2002 workforce reduction, our continued focus on tightly controlling discretionary expenses, and the cost synergies of fully integrating the acquisitions that we made in 2001 and 2002.

Amortization of intangible assets

        Amortization of intangible assets for 2003 was $15.8 million, a decrease of $0.5 million, or 3.3%, compared to 2002. The decrease in amortization of intangible assets in 2003 was primarily due to fully amortizing intangibles associated with prior year acquisitions offset in part by the full year amortization of additional intangible assets resulting from the acquisitions of SignalTree Solutions in March 2002 and one other acquisition complementary to our business strategy made during the Third Quarter of 2002.

Restructuring charges, net

        During 2003, we reevaluated our estimates recorded for the restructuring charge taken in 2002 and as a result recorded an expense reduction of $1.5 million for workforce reductions, and $1.0 million related to the costs of consolidating and/or closing certain non-profitable offices. In addition, during 2003 we recorded a restructuring charge of $2.2 million. Of this charge, $1.3 million was for an additional workforce reduction of 75 employees and $0.9 million was for the costs associated with a branch office closing. The net impact of these actions resulted in a net expense reduction to the restructuring charge of $326,000 in our consolidated statement of income.

        During 2002, we recorded a restructuring charge of $17.6 million. This charge consisted of $3.2 million related to a workforce reduction of approximately 229 employees, $12.1 million for branch office closings and certain other expenditures, $1.8 million of assets which became impaired as a result of these restructuring actions, and $0.5 million for a net change in the prior year's estimate for workforce reductions, branch office closures, and other expenditures.

Interest and dividend income

        Interest and dividend income for 2003 was $3.0 million compared to $2.2 million in 2002. The increase in interest and dividend income was the result of higher average cash balances and marketable securities offset in part by overall lower interest rates compared to the same period in 2002. The higher average cash balances and marketable securities was due to the investment of the net proceeds from the issuance of our 2% Convertible Subordinated Debentures ("Debentures") issue in June 2003 and our strong cash flow. Our cash balances were reduced by cash used to repurchase shares of our common stock in 2003.

Interest expense

        Interest expense for 2003 was $4.2 million compared to $255,000 in 2002. The interest expense increase is primarily related to the issuance of our Debentures and our new corporate facility. The accounting for the facility as explained in Note 15 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements, requires us to impute interest expense on the accrued building costs.

Other income, net

        Other income was $7.1 million for 2003 compared to $1.3 million in 2002. Other income in 2003 included a $7.3 million payment received for a favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

Minority interest

        During the Fourth Quarter of 2003, we completed our acquisition of a controlling interest in Worldzen, a privately held BPO firm. Our initial investment resulted in an equity position of approximately 62% of the issued and outstanding capital stock of Worldzen with the right to increase our ownership position over time. As a result of this transaction, we began to consolidate Worldzen's financial results with ours in the Fourth Quarter of 2003. The amount in minority interest represents the loss attributable to minority shareholders for the period that we consolidated Worldzen.

Income taxes

        We generated income before taxes of $48.7 million for 2003 compared to $13.6 million in 2002. The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective tax rate was 40.0% for 2003 and 2002, and reflects an adjustment of prior year's estimated tax liability in 2003 and 2002. A reconciliation of the statutory federal income tax rate to the effective rate for each period is included in Note 14 "INCOME TAXES" in the notes to the accompanying consolidated financial statements.

Net income

        Net income increased to $29.2 million in 2003 compared to $8.2 million in 2002. The improvement in net income is the result of the absence of a restructuring charge in 2003, improved operating income margins, and the favorable judgment in an arbitration award in 2003.

2002 Compared to 2001

	REVENUES (Dollars in thousands)
	Years Ended December 31,				Increase (Decrease)
	2002	%	2001	%	$	%
Plan	$66,890	8	$75,314	10	$(8,424)	(11.2)
Build	216,257	25	265,993	34	(49,736)	(18.7)
Manage	590,056	67	437,852	56	152,204	34.8

Total	$873,203	100%	$779,159	100%	94,044	12.1

Revenues

        Revenues increased in 2002 compared to 2001 as the result of new clients and new client billings due to the acquisition of Metro, which was completed on November 30, 2001, and the acquisition of SignalTree Solutions, which was completed on March 15, 2002.

        Plan.    The decrease in Plan service revenues in 2002 compared to 2001 was primarily the result of the deferral of consulting projects and a decrease in billing rates caused by general economic conditions.

        Build.    Build service revenues were adversely affected during 2002 by the deferral of software development projects in both North America and the UK, as well as by reduced billing rates due to the current reduction in capital spending related to technology. However, the decline in our Build services revenue was offset in part by revenue generated from the less cyclical public sector and healthcare-related vertical markets, which contributed growing and more stable revenue streams within the Build services sector.

        Manage.    The improvement in Manage services revenue was the result of increasing revenue from our Application Outsourcing service, and the acquisitions of Metro and SignalTree Solutions. Although not immune to economic fluctuations, Application Outsourcing revenues are more stable than those associated with Plan or Build service revenues due to the long-term and recurring nature of outsourcing contracts and the cost-saving benefits related to outsourcing. Generally, under an Application Outsourcing agreement, we receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. Application Outsourcing agreements generally do not require any capital outlay from us, and we recognize outsourcing revenue and expense on a monthly basis consistent with the service provided to our customers.

        The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2002	2001	$	%
Revenues	$873,203	$779,159	$94,044	12.1
Salaries, wages, and other direct costs	630,047	547,883	82,164	15.0

Gross margin	$243,156	$231,276	$11,880	5.1

Gross margin %	27.8%	29.7%

Salaries, wages, and other direct costs

        The increase in salaries, wages, and other direct costs was primarily attributable to the Metro and SignalTree Solutions acquisitions. Salaries, wages, and other direct costs were $630.0 million, or 72.2%, of total revenues, for 2002 and $547.9 million, or 70.3%, of total revenues in 2001. Total billable employees for all operations were 6,175 in 2002, compared to 6,566 in 2001. The lower billable employees resulted from a need to bring personnel resources, which account for the vast majority of our direct costs, in alignment with anticipated revenue. Our billable employees within our India operation were 413 billable employees as of December 31, 2002. We did not have billable employees in India during 2001.

Gross margin

        Gross margin as a percentage of revenue for 2002 was 27.8%, compared to 29.7% in 2001. The decrease in gross margins reflects continuing softness in the demand for IT services resulting in lower billing rates and utilization of billable personnel.

Selling, general and administrative expenses

        SG&A expenses for 2002 increased $12.1 million, or 6.5%, compared to 2001. SG&A expenses for 2002 were $198.8 million, or 22.8%, of total revenue, compared to $186.7 million, or 24.0%, of total revenue for 2001. The decrease in SG&A as a percentage of revenue was the result of cost synergies obtained from the acquisition of Metro as well as our continuing focus on tightly controlling discretionary expenses. The increase in SG&A expenses was attributable to personnel costs incurred in connection with the Metro and SignalTree Solutions acquisitions.

        During the First Quarter of 2002, we completed the integration of Metro's corporate functions with our own, and during the Second Quarter of 2002, we completed the consolidation and relocation of overlapping branch offices. During the Second Quarter of 2002, we also integrated U.S.-based operations acquired from SignalTree Solutions with our own. During the Third Quarter of 2002, we integrated all corporate functions of SignalTree Solutions into our corporate headquarters in Boston, Massachusetts.

Amortization of intangible assets

        Amortization of intangible assets for 2002 was $16.4 million, or 1.9%, of total revenue compared to $14.5 million, or 1.9% of total revenue, for 2001. The increase in amortization of intangible assets was primarily attributable to additional intangible assets resulting from our acquisitions of Metro and SignalTree Solutions offset by the impact of the adoption of SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized.

Restructuring charges, net

        During 2002, we recorded a restructuring charge of $17.6 million. This charge consisted of $3.2 million related to a workforce reduction of approximately 229 employees, $12.1 million for branch office closings and certain other expenditures, $1.8 million of assets which became impaired as a result of these restructuring actions, and $0.5 million for a net change in prior year's estimate for workforce reductions and branch office closures and other expenditures. During the Fourth Quarter of 2001, we recorded a restructuring charge of $10.4 million relating to the costs of workforce reductions, consolidation of branch offices, impaired assets, and certain other expenditures.

Interest and dividend income

        Interest and dividend income totaled $2.2 million for 2002, compared to $6.9 million for 2001. The decrease in interest and dividend income was attributable to lower cash and cash equivalents and marketable securities earning interest and dividends, as well as overall lower interest rates. The lower cash and cash equivalent and marketable security balances were due to the use of cash to retire debt associated with the acquisition of Metro, the acquisition of SignalTree Solutions, and the repurchase of shares of our common stock.

Interest expense

        Interest expense for 2002 was $255,000 compared to $295,000 in 2001.

Other income, net

        Other income was $1.3 million for 2002, compared to $2.9 million in 2001. Other income during 2001 included gains from sales of investments and a gain of $4.0 million resulting from the sale of our Help Desk business. This gain was partially offset by the write-off of certain equity investments totaling $2.0 million.

Income taxes

        We generated income before taxes of $13.6 million for 2002 compared to $29.2 million in 2001. The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective tax rate was 40.0% for 2002, down from 40.5% in 2001. This decrease was the result of the adoption of SFAS 142, offset by an adjustment of prior year's estimated tax liability. A reconciliation of the statutory federal income tax rate to the effective rate for each period is included in Note 14 "INCOME TAXES" in the notes to the accompanying consolidated financial statements.

Net income

        Net income decreased to $8.2 million in 2002 compared to $17.4 million in 2001. The decrease in net income is the result of higher restructuring charge in 2002, and lower interest and dividend income.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. FIN 46 is effective prospectively for all variable interests obtained subsequent to December 31, 2002. For variable interests existing prior to December 31, 2002, consolidation will be required beginning July 1, 2003. In December 2003, the FASB agreed to a broad-based deferral of the effective date of FIN 46 for public companies until the end of periods ending after March 15, 2004, with the exception of interests in special purpose entities, which are required in financial statements of public companies for periods ending after December 15, 2003. We have evaluated the applicability of FIN 46 to our relationship with each of City Square Limited Partnership ("City Square") and Gateway LLC and determined that these entities are not required to be consolidated within our consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles. We believe that we do not have an interest in any variable interest entities that would require consolidation.

        In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations because we do not engage in hedging activities.

        In November 2002 and May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance is effective for revenue arrangements entered into after June 15, 2003. Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement had no effect on our consolidated financial position or results of operations.

        In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13 ("SFAS 13"), "Accounting for Leases." The guidance in Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. Issue No. 01-08 will be effective for arrangements entered into or modified in the Second Quarter of fiscal 2004. We will adopt this statement prospectively and do not anticipate adoption of this statement to have a significant effect on our consolidated financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003) ("SFAS 132 as revised"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions." SFAS 132 as revised requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except the additional disclosure information about foreign plans is effective for fiscal years ending after June 15, 2004. We have a foreign defined benefit plan and as such, will include the required additional disclosures as of December 31, 2004.

        In December 2003, the SEC published Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB updates the SEC staff's prior guidance provided in SAB No. 101, "Revenue Recognition," removes material no longer necessary, and conforms the interpretive material retained with current authoritative accounting and auditing guidance and SEC rules and regulations, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." Adoption of this accounting guidance did not impact our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition (Dollars in thousands)

Years Ended December 31,	2003	2002	2001
Cash Flows Provided By (Used in)
Operating activities	$77,572	$62,525	$83,182
Investing activities	(150,202)	(34,737)	(1,768)
Financing activities	82,437	(48,989)	(69,999)
Effect of exchange rate on cash	546	2,028	358

Increase (Decrease) in Cash and Cash Equivalents	$10,353	$(19,173)	$11,773

        We have historically financed our operations through our ability to generate cash from operations. We use the net cash generated from our operations to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. Through the net cash provided by operations during 2003, combined with the proceeds of our convertible debt offering completed in June 2003, we have increased our cash and cash equivalents, and our marketable securities position to $206.1 million at December 31, 2003. We intend to use our cash and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows from operating activities

        Net cash provided by operating activities in 2003 increased $15.0 million compared to 2002 due to higher net income and improvements in working capital. We drove the improvements in working capital through our continuing efforts to increase collections of accounts receivable. The improvement in collections is evident by a reduction in DSO, which was 53 days, 59 days, and 70 days at December 31, 2003, 2002, and 2001, respectively. We calculate DSO using the trailing three months total revenue divided by the number of days in the quarter to equal daily revenue. The average accounts receivable balance for the three-month period is then divided by daily revenue. Cash provided by operating activities also improved due to a $7.3 million award that we received in the First Quarter of 2003. This award was the result of an arbitration proceeding that we initiated in 2000 for a breach of an agreement between Signal Corporation and our Federal Systems subsidiary. Partially offsetting this increase is approximately $11.9 million that we paid associated with prior and current restructuring charges and $3.5 million that we paid in connection with settling a legal claim in the Third Quarter on 2003.

        Net cash provided by operating activities in 2002 decreased $20.7 million compared to 2001 due primarily to the lower operating results. During 2002, we paid $16.5 million associated with prior and current restructuring charges. Partially offsetting the operating results and restructuring payments were the improvements in working capital, particularly in the collections of our accounts receivables.

        We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through the next 12 months and beyond. However, in order to protect against the current economic conditions persisting in 2004 and beyond, we have taken and will continue to take, as we deem necessary, steps to reduce our expenses and align our cost structure to our revenue. We anticipate that current cash on hand, cash generated from operations and cash generated from the exercise of employee stock options and our employee stock purchase plan will be adequate to fund our planned capital and financing expenditures for the next 12 months and beyond.

Cash flows used in investing activities

        Net cash used in investing activities in each of 2003, 2002, and 2001 was primarily for investments, acquisitions, and capital expenditures.

        During 2003, we purchased $144.2 million and sold $18.1 million in marketable securities, generating a net use of cash of $126.1 million. In addition, we invested $15.3 million on property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications. We also invested $7.5 million, net of cash acquired, for the controlling interest in Worldzen and paid $0.9 million related to prior year's acquisitions.

        During 2002, we purchased $27.9 million and sold $69.8 million in marketable securities, generating net cash of $41.9 million, which we used to partially fund acquisitions. In 2002, we paid

$63.2 million, net of cash acquired, to acquire SignalTree Solutions, and another smaller business that is complementary to our business strategy. In connection with the smaller complementary business acquisition, we may have to pay additional earn-out consideration that is based on achieving specific net revenue targets. Payments in the next 12 months for achieving these goals may range from $1.0 million to $2.0 million. During 2002 we also recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. As of December 31, 2003, the deferred revenue and non-interest bearing note each had a balance of $2.0 million, a reduction of $1.0 million resulting from the delivery of related service credits. The note has a one-year term with a one-year extension expiring on September 25, 2004. During 2002, we also invested $13.7 million on property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications.

        During 2001, we purchased $104.6 million and sold $102.3 million in marketable securities. In addition, we invested $7.6 million on property and equipment. We also completed the merger of Metro by exchanging our common stock for all of the common stock of Metro. In connection with this merger, we paid $7.1 million in transaction costs. Partially offsetting these cash requirements was $16.1 million in proceeds that we received in connection with the sale of our Help Desk business.

        On February 27, 2004, we acquired Nims Associates, Inc. ("Nims"), an information technology and consulting services company with offices in the Midwest and ADCs in Indianapolis and Dallas. In exchange for all of Nims' outstanding stock, we paid $18.1 million in cash to shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets.

Cash flows provided by (used in) financing activities

        In June 2003, we received $150.0 million in proceeds from our issuance of convertible subordinated debentures. From these proceeds, we simultaneously invested approximately $37.3 million to repurchase approximately 3.0 million shares of our common stock from authorizations approved by our Board of Directors in October of 2002 and May of 2003. Net proceeds after the repurchase of shares and approximately $4.4 million debt issuance costs were approximately $108.3 million. See Note 9 "CONVERTIBLE SUBORDINATED DEBENTURES" in the notes to the accompanying consolidated financial statements for additional information on the Debentures.

        Additionally during 2003, we were authorized to repurchase shares of our common stock on the open market or in negotiated transactions, with the timing and amount of shares purchased determined by our management based on its evaluation of market and economic conditions and other factors. From January 1, 2001 through December 31, 2003, our Board of Directors authorized us to repurchase up to 15.6 million shares of our common stock. The following is a summary of our repurchase activity for 2003, 2002, and 2001 (dollars in thousands):

	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at beginning of year	3,676,400		1,542,800		869,000
Authorizations	6,000,000		8,632,200		1,000,000
Repurchases	(6,495,200)	$66,696	(6,498,600)	$54,092	(326,200)	$4,045

Shares remaining as of December 31,	3,181,200		3,676,400		1,542,800

        Between May 1999 and December 31, 2003, we have invested approximately $229.7 million to repurchase approximately 18.5 million shares of our common stock under nine separate authorizations. These share repurchases more than offset the shares issued under our various stock ownership programs. Under these stock ownership programs, we issued 603,235 shares, 510,312 shares, and 755,348 shares and received proceeds of $4.4 million, $6.4 million, and $6.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

        In February 2003, we entered into a new $50.0 million unsecured revolving credit facility (the "credit facility") with two banks. The credit facility replaces a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or dispositions of assets, create liens, and pay dividends. On June 11, 2003, we and two of our banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and two of our banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of December 31, 2003, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate. Based on our current operating plan, we believe that our cash and cash equivalents on hand, marketable securities, cash flows from operations, and our new line of credit will be sufficient to meet our current capital requirements for at least the next 12 months.

        Net cash used in financing activities in 2002 was primarily the result of our share repurchase program. During 2002, we repurchased 6,498,600 shares of our common stock for a total investment of approximately $54.1 million at an average per share price of $8.32, which was partially offset by $6.3 million in cash proceeds from our various stock ownership programs.

        Net cash used in financing activities in 2001 was primarily due to the payment of debt acquired in connection with the merger of Metro and the repayment of long-term debt.

Increase (Decrease) in Cash and Cash Equivalents

        Our cash and cash equivalents totaled $56.7 million, $46.4 million, and $65.6 million at December 31, 2003, 2002, and 2001, respectively.

        The following table summarizes our contractual obligations by year as of December 31, 2003:

	Payments due by Period (Dollars in thousands)
Contractual obligations	2004	2005	2006	2007	2008	2009 & thereafter	Total
Note Payable	$1,969	$—	$—	$—	$—	$—	$1,969
Put Option	2,858	—	—	—	—	—	2,858
Long-term debt (1)	—	—	—	—	—	150,000	150,000
Operating leases (2)	22,815	18,642	12,597	8,507	6,215	24,425	93,201
Capital lease obligations	828	304	102	—	—	—	1,234

Total contractual cash obligations (3)	$28,470	$18,946	$12,699	$8,507	$6,215	$174,425	$249,262

(1)
Excludes contractual and contingent interest as described in Note 9 "CONVERTIBLE SUBORDINATED DEBENTURES."

(2)
Our operating lease commitment balances include lease obligations for properties that have been restructured in prior years and are accrued, net of contractual sublease income of approximately $2.7 million, on our accompanying consolidated balance sheets.

(3)
Total contractual cash obligations exclude the potential future cash payments required (i) in connection with potential earn-out contingent consideration associated with the Third Quarter of 2002 acquisition and (ii) to settle the other put and call options associated with our Worldzen acquisition. See Note 6 "BUSINESS ACQUISITIONS" in the notes to the accompanying consolidated financial statements for further discussion.

        Our material commitments are primarily related to our Debentures and our office rentals. Contractual obligations related to operating leases reflect existing rental leases and the proposed new corporate facility as discussed in Note 15 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements. Further discussion regarding our convertible subordinated debentures can be found in Note 9 "CONVERTIBLE SUBORDINATED DEBENTURES."

OFF-BALANCE SHEET ARRANGEMENTS

        In January 2003, the FASB issued FIN 46, which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. FIN 46 is effective prospectively for all variable interests obtained subsequent to December 31, 2002. For variable interests existing prior to December 31, 2002, consolidation will be required beginning July 1, 2003. In December 2003, the FASB agreed to a broad-based deferral of the effective date of FIN 46 for public companies until the end of periods ending after March 15, 2004, with the exception of interests in special purpose entities, which are required in financial statements of public companies for periods ending after December 15, 2003. We have evaluated the applicability of FIN 46 to our relationship with each of City Square and Gateway LLC and determined that these entities are not required to be consolidated within our consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles. We believe that we do not have an interest in any variable interest entities that would require consolidation.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The statement requires a guarantor to record certain guarantees at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The interpretation and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Under FIN 45, the guarantor's previous accounting for guarantees issued prior to December 31, 2002 will not be revised or restated.

        We are a guarantor with respect to a line of credit for Innovate EC, an entity in which we acquired a minor equity position as a result of a previous acquisition. The total line of credit is for $600,000. We guarantee $300,000 of this obligation. The line is subject to review by the lending institution. We would be required to meet our guarantor obligation in the event the lending institution refuses to extend the credit facility and Innovate EC is unable to satisfy its obligation.

IMPACT OF INFLATION AND CHANGING PRICES

        Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to clients through increased billing rates. Rates charged by us are based on the cost of labor and market conditions within the industry.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

        Our quarterly operating results have varied, and may continue to vary significantly. This may result in volatility in the market price of our common stock.    We have experienced and expect to continue to experience fluctuations in our quarterly results. Our gross margins vary based on a variety of factors including employee utilization rates and the number and type of services performed during a particular period. A variety of factors influence our revenue in a particular quarter, including:

  •
  general economic conditions, which may influence investment decisions or cause downsizing;

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

        We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.    In recent years, we have grown significantly through acquisitions. From January 1, 1999 through March 5, 2004, we have completed 13 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $408.2 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may be unable to complete any future acquisition.

        We anticipate that each acquisition will bring benefits, such as an increase in revenue. Prior to completing an acquisition, however, it is difficult to determine if these benefits will be realized. Accordingly, there is a risk that an acquired company may not achieve an increase in revenue or other benefits for us. In addition, an acquisition may result in unexpected costs, expenses, and liabilities. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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

        We conduct business in the UK, Canada, and India, which exposes us to a number of difficulties inherent in international activities.    As a result of our acquisition of SignalTree Solutions in March 2002, we now have three software development facilities in India. As of December 31, 2003, we had approximately 876 technical professionals in the region. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

        If we fail to manage our geographically dispersed organization, we may fail to meet or exceed our financial objectives and our revenues may decline. We perform development activities in the U.S., Canada, and in India, and have offices throughout the U.S., UK, Canada, and India. This geographic dispersion requires us to devote substantial management resources that locally-based competitors do not need to devote to their operations.

        Our operations in the UK, Canada, and India are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation, and other difficulties in managing operations overseas. We may not be successful in managing our international operations.

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

        As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and we expect that our results of operations may fluctuate from period-to-period in the future.

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

        We may be prohibited from repurchasing, and may not have the financial resources to repurchase, our Debentures on the date for repurchase at the option of the holder or upon a designated event, as required by the indenture governing our Debentures due on June 15, 2013, which could cause defaults under our senior revolving credit facility and any other indebtedness we may incur in the future.    The Debenture holders have the right to require us to repurchase all or a portion of their Debentures on June 15, 2008. The Debenture holders may also require us to repurchase all or a portion of their Debentures upon a designated event, as defined in the indenture governing the Debentures. If the Debenture holders elect to require us to repurchase their Debentures on any of the above dates or if a designated event were to occur, we may not have enough funds to pay the repurchase price for all tendered Debentures. We are currently prohibited under our senior revolving credit facility from repurchasing any Debentures if a designated event were to occur. We may also be prohibited under any indebtedness we may incur in the future from purchasing any Debentures prior to their stated maturity. In these circumstances, we will be required to repay all of the outstanding principal of, and pay any accrued and unpaid interest on, such indebtedness or to obtain the requisite consents from the holders of any such indebtedness to permit the repurchase of the Debentures. If we are unable to repay all of such indebtedness or are unable to obtain the necessary consents, we will be unable to offer to repurchase the Debentures, which would constitute an event of default under the indenture for the Debentures, which itself could constitute a default under our senior revolving credit facility or under the terms of any future indebtedness that we may incur. In addition, the events that constitute a designated event under the indenture for the Debentures are events of default under our senior revolving credit facility and may also be events of default under other indebtedness that we may incur in the future.

        We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures. Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of December 31, 2003, we had approximately $193.4 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

  •
  increasing our vulnerability to adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  limiting our ability to make acquisitions;

  •
  requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

  •
  placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

        Our ability to satisfy our future obligations, including debt service on our Debentures, depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not engage in trading market-risk instruments or purchasing hedging or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. Our primary market risk exposure is that of interest rate risk on our investments, which would affect the carrying value of those investments. However, changes in market rates and the related impact on the fair value of our investments would not generally affect net income as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Since January 1, 2001, the United States Federal Reserve Board has significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. The decline in market interest rates has had an impact on the rate of return on our cash and investments. Additionally, we transact business in the UK, Canada, and India and as such have exposure associated with movement in foreign currency exchange rates. In 2003, net revenues derived from our foreign operations totaled approximately 3% of our total revenues.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF KEANE, INC.:

        We have audited the accompanying consolidated balance sheets of Keane, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Keane, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 5 "GOODWILL AND OTHER INTANGIBLE ASSETS" to the consolidated financial statements, in 2002 Keane, Inc. changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142.

                      /s/ Ernst and Young LLP

Boston, Massachusetts
February 6, 2004, except for Note 17,
as to which the date is February 27, 2004

KEANE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2003	2002	2001
	(Dollars in thousands except per share amounts)
Revenues	$804,976	$873,203	$779,159
Operating expenses
Salaries, wages, and other direct costs	554,375	630,047	547,883
Selling, general, and administrative expenses	192,900	198,813	186,708
Amortization of goodwill and other intangible assets	15,847	16,382	14,457
Restructuring charges, net	(326)	17,604	10,358

Operating income	42,180	10,357	19,753
Other income (expense)
Interest and dividend income	2,981	2,246	6,884
Interest expense	(4,156)	(255)	(295)
Other income, net	7,119	1,288	2,879
Minority interest	572	—	—

Income before income taxes	48,696	13,636	29,221

Provision for income taxes	19,474	5,455	11,834

Net income	$29,222	$8,181	$17,387

Basic earnings per share	$0.44	$0.11	$0.25

Diluted earnings per share	$0.44	$0.11	$0.25

Basic weighted average common shares outstanding (in thousands)	65,771	74,018	68,474

Diluted weighted average common shares and common share equivalents outstanding (in thousands)	66,423	74,406	69,396

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
	(Dollars in thousands except share amounts)
Assets
Current:
Cash and cash equivalents	$56,736	$46,383
Restricted cash	1,586	—
Marketable securities	147,814	21,872
Accounts receivable, net:
Trade	110,186	129,432
Other	908	1,004
Prepaid expenses and deferred taxes	15,082	31,120

Total current assets	332,312	229,811
Property and equipment, net	75,431	31,161
Construction in process	—	40,888
Goodwill	292,924	277,435
Customer lists, net	57,908	69,193
Other intangible assets, net	13,124	17,613
Deferred taxes and other assets, net	26,288	19,573

Total assets	$797,987	$685,674

Liabilities
Current:
Accounts payable	12,331	11,986
Accrued expenses and other liabilities	33,686	34,917
Accrued building costs	458	234
Accrued restructuring	6,947	13,694
Accrued compensation	36,220	36,346
Note payable	1,969	3,100
Accrued income taxes	1,937	81
Unearned income	8,869	11,535
Current capital lease obligations	709	887

Total current liabilities	103,126	112,780
Convertible debentures	150,000	—
Accrued long-term building costs	40,042	40,654
Accrued long-term restructuring	7,073	12,541
Deferred income taxes	30,879	28,343
Long-term portion of capital lease obligations	193	772

Total liabilities	331,313	195,090
Minority interest	8,542	—
Stockholders' equity
Preferred stock, par value $.01, authorized 2,000,000 shares, issued none	—	—
Common stock, par value $.10, authorized 200,000,000 shares, issued and outstanding 75,545,391 at December 31, 2003 and 75,545,386 at December 31, 2002	7,555	7,555
Class B common stock, par value $.10, authorized 503,797 shares, issued and outstanding 284,599 at December 31, 2003 and 284,604 at December 31, 2002	28	28
Additional paid-in capital	167,548	166,598
Accumulated other comprehensive loss	(1,392)	(1,411)
Retained earnings	398,764	369,542
Unearned compensation	(704)	—
Less treasury stock at cost, 12,201,381 shares at December 31, 2003 and 6,309,416 shares at December 31, 2002	(113,667)	(51,728)

Total stockholders' equity	458,132	490,584

Total liabilities and stockholders' equity	$797,987	$685,674

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

						Accumu- lated other compre- hensive loss
			Class B Common stock						Treasury stock at cost
For the years ended December 31, 2001, 2002, and 2003	Common stock
					Additional paid-in capital		Retained earnings	Unearned compen- sation			Total stockholders' equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance December 31, 2000	72,446,101	$7,245	284,891	$28	$121,444	$(4,637)	$343,974	$—	(5,055,602)	$(97,377)	$370,677

Common stock issued under stock option and employee purchase plans	18,000	1			(8,894)				737,348	15,186	6,293
Common stock issued in connection with acquisition of Metro Information Services, Inc.	2,759,870	276			49,460				4,644,454	86,236	135,972
Income tax benefit from stock option plans					259						259
Repurchase of common stock									(326,200)	(4,045)	(4,045)
Investments valuation adjustment, net of taxes of $787						1,181					1,181
Foreign currency translation adjustment						1,449					1,449
Net income							17,387				17,387

Comprehensive income											20,017

Balance December 31, 2001	75,223,971	$7,522	284,891	$28	$162,269	$(2,007)	$361,361	$—	—	$—	$529,173

Common stock issued under stock option and employee purchase plans	321,128	33			4,045				189,184	2,364	6,442
Conversions of Class B common stock into common stock	287	—	(287)	—							—
Income tax benefit from stock option plans					284						284
Repurchase of common stock									(6,498,600)	(54,092)	(54,092)
Minimum pension liability, net of taxes of $773						(1,159)					(1,159)
Investments valuation adjustment, net of taxes of $182						(273)					(273)
Foreign currency translation						2,028					2,028
Net income							8,181				8,181

Comprehensive income											8,777

Balance December 31, 2002	75,545,386	$7,555	284,604	$28	$166,598	$(1,411)	$369,542	$—	(6,309,416)	$(51,728)	$490,584

Issuance of restricted stock award					80			(277)	25,000	200	3
Employee stock option grant and accelerated vesting of certain stock options					541			(541)			—
Amortization of unearned compensation								114			114
Common stock issued under stock option and employee purchase plans					(116)				578,235	4,557	4,441
Conversions of Class B common stock into common stock	5	—	(5)	—							—
Income tax benefit from stock option plans					445						445
Repurchase of common stock									(6,495,200)	(66,696)	(66,696)
Minimum pension liability, net of taxes of $773						(2,342)					(2,342)
Investments valuation adjustment, net of taxes of $108						162					162
Foreign currency translation						2,199					2,199
Net income							29,222				29,222

Comprehensive income											29,241

Balance December 31, 2003	75,545,391	$7,555	284,599	$28	$167,548	$(1,392)	$398,764	$(704)	(12,201,381)	$(113,667)	$458,132

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$29,222	$8,181	$17,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,081	27,452	26,113
Deferred income taxes	18,710	(3,796)	1,808
Provision for doubtful accounts	(2,802)	(5,514)	2,024
Minority interest	(572)	—	—
Gain on sale of property and equipment	(179)	(46)	(167)
Gain on sale of investments	(51)	(387)	(1,233)
Other charges, net	(1,387)	—	—
Non-cash restructuring charges	—	1,847	825
Impairment of long-term investments	—	—	2,000
Gain on sale of business unit	—	—	(4,302)
Income tax benefit from stock options	445	284	259
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	22,197	49,888	41,691
Increase in prepaid expenses and other assets	(866)	(4,900)	(1,065)
(Decrease) increase in accounts payable, accrued expenses, unearned income, and other liabilities	(16,839)	(5,789)	758
Increase (decrease) in income taxes payable	2,613	(4,695)	(2,916)

Net cash provided by operating activities	77,572	62,525	83,182

Cash flows from investing activities:
Purchase of investments	(144,218)	(27,859)	(104,591)
Sale and maturities of investments	18,082	69,788	102,340
Purchase of property and equipment	(15,336)	(13,656)	(7,609)
Restricted cash	(1,436)	—	—
Proceeds from the sale of property and equipment	1,113	410	419
Proceeds from sale of business unit	—	—	16,087
Payments for current year acquisitions, net of cash acquired	(7,504)	(63,236)	(7,148)
Payments for prior years acquisitions	(903)	(184)	(1,266)

Net cash used for investing activities	(150,202)	(34,737)	(1,768)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	150,000	—	—
Payments on acquired debt	—	—	(65,938)
Debt issuance costs	(4,364)	—	—
Payments under long-term debt, net	(100)	—	(5,006)
Principal payments under capital lease obligations	(847)	(1,227)	(1,303)
Proceeds from issuance of common stock	4,444	6,330	6,293
Repurchase of common stock	(66,696)	(54,092)	(4,045)

Net cash provided by (used for) financing activities	82,437	(48,989)	(69,999)

Effect of exchange rate changes on cash	546	2,028	358
Net increase (decrease) in cash and cash equivalents	10,353	(19,173)	11,773
Cash and cash equivalents at beginning of year	46,383	65,556	53,783

Cash and cash equivalents at end of year	$56,736	$46,383	$65,556

Supplemental information:
Income taxes paid	$4,219	$16,511	$14,922

Interest paid	$1,598	$209	$221

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION:    The accompanying consolidated financial statements include the accounts of Keane, Inc. and all of its wholly and majority owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Our fiscal year ends on December 31. Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity.

        NATURE OF OPERATIONS:    We are a leading provider of Information Technology ("IT") and Business Consulting services. In business since 1965, our mission is to help clients improve business and IT effectiveness through outsourcing services. We provide three synergistic service offerings: Plan services, which include Business Consulting, Build services, which include Application Development and Integration ("AD&I"), and Manage services, which include Application Outsourcing and Business Process Outsourcing ("BPO"). We optimize clients' internal processes through BPO services through Worldzen, Inc. ("Worldzen"), our majority owned subsidiary.

        We deliver our IT services through an integrated network of local branch offices in North America and the UK, and through Advanced Development Centers ("ADCs") in the U.S., Canada, and India. This global delivery model enables us to provide our services to customers onsite, at our nearshore facilities in Canada, and through our offshore development centers in India. Our branch offices are supported by centralized Strategic Practices and Quality Assurance Groups.

        Our clients consist primarily of Global 2000 companies across several industries. We have specific expertise and depth of capability in financial services, insurance, healthcare, and the public sector. We strive to build long-term relationships with our customers by improving their business and IT performance, reducing their costs, and increasing their organizational flexibility. We achieve recurring revenue as a result of our multi-year outsourcing contracts and our long-term client relationships.

        INDUSTRY SEGMENT INFORMATION:    Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards ("SFAS") No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," we operate within one reportable segment: Professional Services. In this segment, we offer an integrated mix of end-to-end business solutions, such as Plan, Build and Manage services.

        REVENUE RECOGNITION:    Revenue on time and materials contracts is recorded at contractually agreed upon rates. For these types of contracts, revenue is recognized as the services are performed. In some cases, we invoice customers prior to performing the service, resulting in deferred revenues, which are reported as unearned income in the accompanying consolidated balance sheets.

        For fixed-price contracts, revenue is recognized using the proportional performance method. We use estimated labor-to-complete to measure the proportional performance. Proportional performance recognition relies on accurate estimates of cost, scope, and duration of each engagement. If we do not accurately estimate the cost or scope or do not manage our projects properly within the expected period of the project, future revenues may be negatively impacted. Adjustments to revenue are recorded in the period of which the over/under estimate is detected. Our management regularly reviews profitability and underlying estimates for fixed-price contracts. Losses, if any, on fixed-price contracts are recorded in the period in which the loss is identified.

        Revenue associated with application software products is recognized as the software products are installed and as implementation services are delivered. Software maintenance fees on installed products are recognized on a pro-rated basis over the term of the agreement.

        For the majority of outsourcing engagements, we provide a specific level of service each month for which we bill a standard monthly amount. Revenue for these engagements can be recognized in monthly installments over the billable portion of the contract or on a time and materials basis. Installment amounts may be adjusted to reflect changes in staffing requirements or service level agreements. Costs of transitioning the employees and ensuring we meet required service level agreements may be capitalized over defined periods of time.

        ALLOWANCE FOR BAD DEBTS:    Each accounting period, we evaluate accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of our services. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue in the period the risk is identified. Considerable judgment is used in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. When we determine that an account is deemed uncollectible, we charge-off the receivable against the allowance for bad debts.

        FOREIGN CURRENCY TRANSLATION:    For our subsidiaries in Canada, the UK, and India, the Canadian dollar, British pound, and Indian rupee, respectively, are the functional currencies. All assets and liabilities of our Canadian, English, and Indian subsidiaries are translated at exchange rates in effect at the end of the period. Income and expenses are translated at average exchange rates that approximate those in effect on transaction dates. The translation adjustments are recorded in accumulated other comprehensive loss, a separate component of Stockholders' equity in the accompanying consolidated balance sheets. Realized foreign exchange gains and losses are included in other income, net, in the accompanying consolidated statements of income.

        CASH AND CASH EQUIVALENTS:    Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents are currently designated as available-for-sale. Cash equivalents at December 31, 2003 included investments in money market funds of $14.9 million. Cash equivalents at December 31, 2002 included investments in commercial paper totaling $24.5 million and money market funds totaling $12.8 million.

        RESTRICTED CASH:    Restricted cash represents amounts deposited to secure letters of credit for certain foreign capital purchases.

        FINANCIAL INSTRUMENTS:    The amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short maturities. Our marketable securities are designated as available-for-sale and are stated at fair market value. As of December 31, 2003, based on an available market quote, the fair value of our convertible subordinated debentures was approximately $158.1 million compared to the carrying value of $150.0 million. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments and trade receivables. See below for discussion of marketable securities. Our customer base consists of geographically dispersed customers in many different industries. Therefore, we do not consider concentration of credit risk with respect to trade receivables significant.

        MARKETABLE SECURITIES:    Marketable securities are stated at fair value as reported by the investment custodian. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designations as of each balance sheet date. Marketable securities are currently designated as available-for-sale, and as such, unrealized gains and losses, net of tax effect are reported in accumulated other comprehensive loss in the accompanying consolidated balance sheets. We invest primarily in tax-exempt municipal bonds with at least a single A rating by Moody's grading service. In addition, we invest in U.S. government obligations and corporate bonds. The majority of our investments have a maturity date of not more than five years. We view our marketable securities portfolio as available for use in our current operations, and accordingly, these marketable securities are classified as current assets in the accompanying consolidated balance sheet. As of December 31, 2003 and 2002, our marketable securities reflect net unrealized gains of $0.6 million and $0.3 million, respectively. Realized gains and losses are determined by deducting the amortized cost of the security from the proceeds received. The realized gains and losses, as well as interest, dividends, and capital gain/loss distributions on all securities, are included in interest income in the accompanying consolidated statements of income.

        PROPERTY AND EQUIPMENT:    Property and equipment is carried at cost less accumulated depreciation and amortization. Property and equipment are reviewed periodically for indicators of impairment and assets are written down to their fair value as appropriate. Depreciation expense is computed on a straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements, and two to seven years for office equipment, computer equipment, and software. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the term of the lease not to exceed seven years. Repair and maintenance costs are charged to expense. Upon disposition, the cost and related accumulated depreciation are removed from the consolidated balance sheet, and any gain or loss is included in other income, net in the accompanying consolidated statements of income.

        COMPUTER SOFTWARE COSTS:    We capitalize the cost of internal-use software, which has a useful life in excess of one year in accordance with Statement of Position ("SOP") No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of three to seven years. The net computer software costs are included in property and equipment in the accompanying consolidated balance sheets.

        SOFTWARE DEVELOPMENT COSTS:    In accordance with SFAS No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," we capitalize costs incurred to develop commercial software products after technological feasibility has been established. Costs incurred to establish technical feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Amortization expense is computed on a straight-line basis over three years and totaled approximately $0.4 million, $0.4 million, and $0 for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003 and 2002, the unamortized software development costs were approximately $1.8 million and $1.5 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

        GOODWILL AND INTANGIBLE ASSETS:    SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," clarified criteria to recognize intangible assets from goodwill and established requirements to cease amortizing goodwill and indefinite lived intangibles and to begin an annual review for impairment. On January 1, 2002, we adopted SFAS 142 and were, therefore, required to perform an impairment test on our goodwill and other intangibles with indefinite lives during the first six months of 2002, and then on a periodic basis thereafter. Our initial goodwill impairment analysis was completed during the Second Quarter of 2002, and was based on January 1, 2002 balances. Through this analysis, it was determined that there was no impairment as of that date. Subsequently, during the Fourth Quarter of 2002 and 2003, we completed our annual impairment review based on September 30, 2002 and 2003 balances and determined that there was no impairment as of those dates. Future changes in estimates may result in a non-cash goodwill impairment that could have a material adverse impact on our financial condition and results of operations. As of December 31, 2003, we reported total intangibles of customer lists and other intangibles of $71.0 million and $86.8 million, respectively. Intangibles are amortized on a straight-line basis over three to 15 years.

        We periodically review our identifiable intangible assets for impairment in accordance with SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether an intangible asset is impaired, we must make assumptions regarding estimated future cash flows from the asset, intended use of the asset, and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, we may be required to record impairment charges for these assets.

        INCOME TAXES:    We account for income taxes in accordance with SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We account for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        COMPREHENSIVE INCOME:    SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders' equity. Other comprehensive income is comprised of currency translation adjustments, available-for-sale securities valuation adjustments, and adjustments related to a foreign defined benefit plan. At December 31, 2003, accumulated other comprehensive loss was comprised of foreign currency translation adjustment of $1.8 million, securities valuation adjustment of $0.3 million, net of tax, and defined benefit plan adjustment of ($3.5) million, net of tax. At December 31, 2002, accumulated other comprehensive loss was comprised of foreign currency translation adjustment of ($0.4) million, securities valuation adjustment of $0.2 million, net of tax, and defined benefit plan adjustment of ($1.2) million, net of tax.

        STOCK-BASED COMPENSATION:    We have stock-based compensation plans which are described in detail in Note 13 "BENEFIT PLANS." We apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to our stock-based compensation and accordingly, we use the intrinsic value-based method to account for stock option grants and restricted stock awards. We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant and therefore, do not recognize compensation expense. We also grant restricted stock for a fixed number of shares to employees for nominal consideration. In 2003, in connection with our acquisition of a majority interest in Worldzen, certain employees were granted Worldzen stock options. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation" and SFAS No. 141 ("SFAS 141"), "Business Combinations," these stock options were recorded as unearned compensation at the date of acquisition and vest over the life of the stock option. Compensation expense related to restricted stock awards and the Worldzen stock options is recorded ratably over the restriction and vesting period, respectively, and is included in the selling, general, and administrative expenses in the accompanying consolidated statements of income. Our Employee Stock Purchase Plan ("ESPP") is non-compensatory as defined in APB 25 and accordingly, we do not recognize compensation expense in our consolidated financial statements.

        We have adopted the disclosure-only provisions of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock and certain stock options.

        Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, our net income and earnings per share for the years ended December 31, 2003, 2002, and 2001 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Years ended December 31,	2003	2002	2001
Net income—as reported	$29,222	$8,181	$17,387
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	164	28	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	(4,739)	(11,289)	(10,314)

Net income (loss)—pro forma	$24,647	$(3,080)	$7,073

Earnings (loss) per share:
Basic—as reported	$0.44	$0.11	$0.25
Basic—pro forma	0.37	(0.04)	0.10
Diluted—as reported	0.44	0.11	0.25
Diluted—pro forma	0.37	(0.04)	0.10

        LEGAL COSTS:    We accrue costs of settlement, damages, and under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. FIN 46 is effective prospectively for all variable interests obtained subsequent to December 31, 2002. For variable interests existing prior to December 31, 2002, consolidation is required beginning July 1, 2003. In December 2003, the FASB agreed to a broad-based deferral of the effective date of FIN 46 for public companies until the end of periods ending after March 15, 2004, with the exception of interests in special purpose entities, which are required in financial statements of public companies for periods ending after December 15, 2003. We have evaluated the applicability of FIN 46 to our relationship with each of City Square Limited Partnership ("City Square") and Gateway Developers LLC ("Gateway LLC") and determined that these entities are not required to be consolidated within our consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles. We believe that we do not have an interest in any variable interest entities that would require consolidation.

        In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations.

        In November 2002 and May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance and criteria for determining when a multiple deliverable arrangement contains more than one unit of accounting. The guidance also addresses methods of measuring and allocating arrangement consideration to separate units of accounting. The guidance is effective for revenue arrangements entered into after June 15, 2003. Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations because we do not engage in hedging transactions.

        In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations.

        In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13 ("SFAS 13"), "Accounting for Leases." The guidance in EITF Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. The EITF Issue No. 01-08 will be effective for arrangements entered into or modified in the Second Quarter of fiscal 2004. Presently, we intend to adopt this statement prospectively and do not anticipate adoption of this statement to have a significant effect on our consolidated financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003) ("SFAS 132 as revised"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions." SFAS 132 as revised requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except the additional disclosure information about foreign plans is effective for fiscal years ending after June 15, 2004. We have a foreign defined benefit plan and as a result, will include the required additional disclosures as of December 31, 2004.

        In December 2003, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB updates the SEC staff's prior guidance provided in SAB No. 101, "Revenue Recognition," removes material no longer necessary, and conforms the interpretive material retained with current authoritative accounting and auditing guidance and SEC rules and regulations, including EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Adoption of this accounting guidance did not impact our consolidated financial statements.

2. MARKETABLE SECURITIES

        The following is a summary of our available-for-sale securities (dollars in thousands):

		Gross unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2003
United States Government obligations	$53,574	$224	$(3)	$53,795
Corporate bonds	63,065	257	(188)	63,134
Municipal bonds	30,600	286	(1)	30,885

Total	$147,239	$767	$(192)	$147,814

As of December 31, 2002
United States Government obligations	$2,827	$103	$(1)	$2,929
Corporate bonds	2,251	39	(17)	2,273
Municipal bonds	16,489	181	—	16,670

Total	$21,567	$323	$(18)	$21,872

        The following is a summary of the cost and fair value of current available-for-sale marketable securities at December 31, 2003, by contractual maturity (dollars in thousands):

	Cost	Fair value
Due in one year or less	$11,022	$11,055
Due after one year through three years	86,304	86,671
Due after three years	49,913	50,088

	$147,239	$147,814

        Proceeds from the sale and maturity of available-for-sale securities were approximately $18.1 million with $69,000 realized gains and $18,000 realized losses, $69.8 million, with $0.8 million realized gains and $0.4 million realized losses, and $102.3 million with $1.2 million realized as net gains, for the years ended December 31, 2003, 2002, and 2001, respectively.

        At December 31, 2003, we held available-for-sale securities with an aggregate fair value of approximately $30.9 million that had aggregate gross unrealized losses of approximately $0.2 million. All such securities have been in a continuous unrealized loss position for less than 12 months. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date.

3. TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable consists of the following (dollars in thousands):

As of December 31,	2003	2002
Billed	$92,484	$103,820
Unbilled	22,779	33,491
Allowance for doubtful accounts	(5,077)	(7,879)

Total	$110,186	$129,432

        Trade accounts receivable is presented net of doubtful accounts. The activity in the allowance for doubtful accounts is as follows (dollars in thousands):

Years ended December 31,	2003	2002	2001
Beginning of year balance	$7,879	$13,014	$10,990
(Recoveries)/Provision, net	(1,147)	1,893	10,258
Write-offs	(1,655)	(7,028)	(8,234)

End of year balance	$5,077	$7,879	$13,014

4. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (dollars in thousands):

As of December 31,	2003	2002
Buildings and improvements	$47,022	$6,768
Office equipment	15,510	15,309
Computer equipment and software	68,917	70,297
Leasehold improvements	12,167	12,198

	143,616	104,572
Less accumulated depreciation and amortization	(68,185)	(73,411)

Total	$75,431	$31,161

        Depreciation expense, including amortization of assets under capital leases, was $11.2 million, $11.1 million, and $11.7 million, for the years ended 2003, 2002, and 2001, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $2.7 million and $3.1 million, with accumulated amortization totaling $2.3 million and $1.8 million as of December 31, 2003 and 2002, respectively.

        In 2002, we began capitalizing the costs of internally developed software with a useful life in excess of one year in accordance with SOP 98-1. We have classified these costs within computer equipment and software. During 2003 and 2002, we capitalized approximately $4.3 million and $4.1 million, respectively, which consists primarily of internal and external labor costs. As of December 31, 2003 and 2002, these unamortized capitalized costs related to the implementation of our PeopleSoft Enterprise Resource Planning applications were approximately $8.4 million and $4.1 million, respectively.

        Our principal executive office is located at 100 City Square in Boston, Massachusetts (the "New Facility"). We lease the New Facility from Gateway LLC as described further in Note 15 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES." In view of the related party transactions discussed in Note 15, we concluded that during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." We began occupying the New Facility and making lease payments in March 2003. As a result of the completion of the construction phase and our current occupancy, the related capitalized costs are now classified as "Building" within property and equipment, net, in the accompanying consolidated balance sheets. A liability for the same amount appears as accrued building costs in both our short- and long-term liabilities. The costs of the building are being amortized on a straight-line basis over a 39-year useful life.

        Effective January 1, 2002, we adopted SFAS 144, which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Adoption of this statement did not have a material effect on our results of operations for the year ended December 31, 2002 or December 31, 2003.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

        Effective January 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired on or after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, companies were required to adopt SFAS 142 in their first fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles were amortized during the transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 were not.

GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF SFAS 142

        The following table presents the reconciliation of reported net income to the adjusted net income (dollars in thousands, except per share amounts):

Years ended December 31,	2003	2002	2001
Reported net income	$29,222	$8,181	$17,387
Goodwill amortization	—	—	3,177
Closing costs amortization	—	—	43
Employee value amortization	—	—	1,165

Adjusted net income	$29,222	$8,181	$21,772

Basic earnings per share:
Reported net income	$0.44	$0.11	$0.25
Goodwill amortization	—	—	0.05
Closing costs amortization	—	—	—
Employee value amortization	—	—	0.02

Adjusted net income per share	$0.44	$0.11	$0.32

Diluted earnings per share:
Reported net income	$0.44	$0.11	$0.25
Goodwill amortization	—	—	0.05
Closing costs amortization	—	—	—
Employee value amortization	—	—	0.02

Adjusted net income per share	$0.44	$0.11	$0.32

Intangible assets (dollars in thousands):	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2003
Customer lists	$81,532	$(23,624)	$57,908
Contracts	29,250	(21,015)	8,235
Non-compete agreements	7,524	(6,122)	1,402
Technology	7,775	(4,288)	3,487

Total	$126,081	$(55,049)	$71,032

As of December 31, 2002
Customer lists	$81,532	$(12,339)	$69,193
Contracts	29,250	(19,158)	10,092
Non-compete agreements	7,524	(4,601)	2,923
Technology	7,775	(3,177)	4,598

Total	$126,081	$(39,275)	$86,806

        Amortization expense for the years ended December 31, 2003, 2002, and 2001 was approximately $15.8 million, $16.4 million, and $14.5 million, respectively. Future estimated amortization expense is

$15.4 million, $14.5 million, $14.2 million, $12.2 million, and $11.2 million for the years ended December 31, 2004, 2005, 2006, 2007, and 2008, respectively.

        The following table presents the change in the carrying amount of goodwill (dollars in thousands):

Balance as of January 1, 2003	$277,435
Goodwill acquired during the year	13,840
Currency translation adjustment effect	1,884
Adjustments to prior year goodwill balances	(235)

Balance as of December 31, 2003	$292,924

6. BUSINESS ACQUISITIONS

Worldzen, Inc.

        On October 17, 2003, we acquired a controlling interest in Worldzen, a privately held BPO firm. In connection with the acquisition, we paid $9.0 million to acquire the Series A preferred shares of Worldzen Holdings Limited held by an unrelated third party. We contributed to Worldzen our Worldzen Holdings Limited shares, $4.3 million in cash and certain assets of our Keane Consulting Group ("KCG"), our business consulting arm. This transaction was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. As a result of the transaction, we own approximately 62% of Worldzen's outstanding capital stock. The former majority shareholders of Worldzen Holdings Limited contributed their Worldzen Holdings Limited shares to Worldzen in exchange for approximately 38% of Worldzen's outstanding capital stock and are currently members of Worldzen's management. The asset and liabilities contributed to Worldzen were recorded in relation to each shareholder's ownership percentage in Worldzen as follows: (i) carryover basis related to assets and liabilities contributed to Worldzen for which the individual shareholder had a prior interest; and (ii) fair value for assets and liabilities for which an individual shareholder had no prior interest. As a result, we recorded goodwill of approximately $13.8 million in the accompanying consolidated balance sheet.

        In connection with the acquisition, we obtained the right to purchase certain of the remaining shares held by the minority shareholders of Worldzen at different times ("call options"). Our first call option is exercisable beginning on January 1, 2006 and ending on December 31, 2006 and is based on a stated value for the underlying shares of $6.5 million. The fair value of this first call option, using a Black-Scholes valuation model, is approximately $3.8 million and is included in other assets in the accompanying consolidated balance sheet. The other call options are exercisable at the fair market value of the underlying shares during the call periods, which are exercisable at certain times during the period January 1, 2007 through December 31, 2009. Since these other call options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these call options in our consolidated financial statements.

        Also in connection with the acquisition, the minority shareholders were given the right to require us to purchase certain of their remaining shares at various times ("put options") subject to the achievement of certain operating and financial milestones related to Worldzen's business performance. The first put option, the term of which is October 17, 2003 through December 31, 2005, is exercisable based on a stated value for the underlying shares of $2.8 million. The fair value of this put option, using a Black-Scholes valuation model, was approximately $279,000 at the acquisition date and will be reflected as compensation expense in the accompanying consolidated financial statements through the expiration date of the option. The other put options are exercisable at fair market value for the underlying shares during the put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010. Since these other put options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these put options in our consolidated financial statements.

        Also in connection with the acquisition, the minority shareholders granted two Worldzen employees approximately 720,000 stock options to purchase the shares held by the minority shareholders. These stock options were granted at an exercise price below the fair market value of the shares at the grant date and vest over six years. In accordance with FIN 44 and APB 25, the intrinsic value of the stock options granted was approximately $0.4 million and was recorded as unearned compensation in Worldzen's consolidated balance sheet. As a result, Worldzen will recognize compensation expense over the vesting period through December 31, 2009.

SignalTree Solutions Holding, Inc.

        On March 15, 2002, we acquired SignalTree Solutions Holding, Inc. ("SignalTree Solutions"), a privately held, U.S.-based corporation with two software development facilities in India and additional operations in the U.S. Under the terms of the merger agreement, we paid $68.2 million in cash for SignalTree Solutions.

        We accounted for the acquisition as a purchase, pursuant to which the assets and liabilities of SignalTree Solutions, including intangible assets, were recorded at their respective fair values. All identifiable intangible assets are being amortized over their estimated useful life with the exception of goodwill. The financial position, results of operations, and cash flows of SignalTree Solutions were included in our financial statements effective as of the purchase date.

        The total cost of the acquisition was $78.9 million. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. Goodwill was recorded at $41.0 million and other identified intangible assets were valued at $21.5 million. At the date of acquisition, we entered a plan to exit certain activities and consolidate facilities. As a result, we recorded a restructuring liability of $1.6 million related to the lease obligation and certain other costs for those facilities. In accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," these costs have been reflected in the purchase price of the acquisition.

        The components of the purchase price allocation is as follows (dollars in thousands):

Consideration and merger costs:	December 31, 2002	2003 Adjustments	December 31, 2003
Consideration paid	$66,927	$—	$66,927
Transaction costs	1,303	—	1,303
Restructuring	1,553	—	1,553
Deferred tax liability	9,120	—	9,120

Total	$78,903	$—	$78,903

Allocation of purchase price:	December 31, 2002	2003 Adjustments	December 31, 2003
Net asset value acquired	$16,133	$240	$16,373
Customer lists (seven-year life)	18,800	—	18,800
Non-compete agreements (three-year life)	2,700	—	2,700
Goodwill	41,270	(240)	41,030

Total	$78,903	$—	$78,903

        The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of SignalTree Solutions at the acquisition date (dollars in thousands):

Condensed balance sheet:	December 31, 2002	2003 Adjustments	December 31, 2003
Cash	$2,650	$—	$2,650
Accounts receivable	7,304	—	7,304
Other current assets	3,562	(2)	3,560
Property and equipment, net	8,011	(75)	7,936

Total assets	21,527	(77)	21,450
Accounts payable	569	(11)	558
Accrued compensation	1,569	—	1,569
Other liabilities	3,256	(306)	2,950

Net assets	$16,133	$240	$16,373

Metro Information Services, Inc.

        On November 30, 2001, we completed the acquisition of Metro Information Services, Inc. ("Metro"), a provider of IT consulting and custom software development services and solutions. The merger was completed by exchanging all of the common stock of Metro for 7.4 million shares of our common stock. Each share of Metro was exchanged for 0.48 of one share of our common stock. In addition, outstanding Metro stock options were converted at the same ratio into options to purchase 571,058 shares of our common stock.

        We accounted for the acquisition as a purchase, pursuant to which the assets and liabilities of Metro, including identifiable intangible assets, were recorded at their respective fair values. All identifiable intangible assets will be amortized over their estimated useful life with the exception of goodwill. The financial position, results of operations, and cash flows of Metro were included in our financial statements effective as of the merger date.

        The total cost of the merger was $164.5 million. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. Initial goodwill was recorded at $154.3 million and other identified intangible assets were valued at $46.1 million. At the date of acquisition, we entered a plan to exit certain activities and consolidate facilities. As a result, we recorded a restructuring liability of $11.0 million in 2001 related to the lease obligation and certain other costs for those facilities. In accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. During 2002, we adjusted the purchase price allocation principally as a result of an adjustment in the valuation of the liability assumed for the restructured facilities and for other matters unresolved at the time of acquisition. As a result of these non-cash adjustments, the goodwill balance was increased by $3.1 million.

        The components of the purchase price allocation as of date of merger with 2002 adjustments is as follows (dollars in thousands):

Consideration and merger costs:	November 30, 2001	2002 Adjustments	December 31, 2003
Value of stock issued	$130,796	$—	$130,796
Fair value of options exchanged	4,754	—	4,754
Transaction costs	7,786	258	8,044
Restructuring	10,972	3,052	14,024
Deferred tax liability	8,141	—	8,141
Deferred tax asset	—	(1,249)	(1,249)

Total	$162,449	$2,061	$164,510

Allocation of purchase price:	November 30, 2001	2002 Adjustments	December 31, 2003
Net liabilities assumed	$(37,984)	$(1,034)	$(39,018)
Customer lists (seven-year life)	45,200	—	45,200
Non-compete agreements (three-year life)	900	—	900
Goodwill	154,333	3,095	157,428

Total	$162,449	$2,061	$164,510

        The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of Metro as of the date of the acquisition and adjustments (dollars in thousands):

Condensed balance sheet:	November 30, 2001	2002 Adjustments	December 31, 2003
Cash	$622	$—	$622
Accounts receivable	40,820	141	40,961
Other current assets	1,004	—	1,004
Property and equipment, net	2,780	(401)	2,379

Total assets	45,226	(260)	44,966
Accounts payable	3,583	13	3,596
Accrued compensation	9,800	65	9,865
Other liabilities	3,889	696	4,585
Note payable	65,938	—	65,938

Net liabilities	$(37,984)	$(1,034)	$(39,018)

        The unaudited pro forma combined condensed statements of income below present our historical statements and our acquisitions of Metro on November 30, 2001 and SignalTree Solutions on March 15, 2002 as if the purchases had occurred at January 1, 2001. The following unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations (dollars in thousands, except per share data):

	2003	2002	2001
Revenues	$804,976	$883,412	$1,070,451
Net income	29,222	8,910	16,013
Basic earnings per share	0.44	0.12	0.23
Diluted earnings per share	0.44	0.12	0.23

        In addition to the Worldzen, SignalTree Solutions, and Metro acquisitions, we completed an acquisition of a business complementary to our business strategy during the Third Quarter of 2002. We did not complete any acquisitions other than Metro during 2001. The merger and consideration costs of this acquisition, which was accounted for using the purchase method of accounting, totaled $13.4 million in 2002. The purchase price included contingent consideration based upon operating performance of the acquired business. As of December 31, 2002, in connection with this acquisition, we had recorded a contingent liability of approximately $0.9 million related to certain earn-out considerations. The $0.9 million was paid out during the First Quarter of 2003. During 2001, we paid an additional $1.2 million related to earn-outs of an acquisition in 2000 and have recorded this amount as additional purchase price.

        The results of operations of this acquired company have been included in our consolidated statement of income from the date of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill and the intangibles are being amortized on a straight-line basis over periods ranging from three to 15 years. Pro forma results of operations for this acquisition have not been provided.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following (dollars in thousands):

As of December 31,	2003	2002
Accrued employee benefits	$6,516	$6,728
Accrued pension liability	5,384	2,302
Accrued deferred compensation	5,559	3,460
Other	16,227	22,427

	$33,686	$34,917

        Refer to Note 13 "BENEFIT PLANS" for additional information.

8. NOTES PAYABLE

        In connection with the purchase of a business complementary to our operations during the Third Quarter of 2002, we issued a $3.0 million non-interest bearing note payable as partial consideration. The note has a one-year term with a one-year extension expiring on September 25, 2004. Additionally, during the Third Quarter of 2002, we acquired an existing $100,000 non-interest bearing note payable in connection with employment credits. During 2003, we reduced the note payable balance by $1.0 million as a result of delivering related service credits and we had paid the $100,000 note for a remaining balance of $2.0 million as of December 31, 2003. During 2001, we paid the remaining balance of a $4.0 million note related to a previous acquisition.

9. CONVERTIBLE SUBORDINATED DEBENTURES

        In June 2003, we issued in a private placement $150.0 million principal amount of 2.0% Convertible Subordinated Debentures due 2013 ("Debentures"). The Debentures are unsecured and subordinated in right of payment to all of our senior indebtedness. The Debentures accrue regular interest at a rate of 2.0% per year. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Beginning with the six-month interest period commencing June 15, 2008, we will pay additional contingent interest during any six-month interest period if the trading price of the Debentures for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the Debentures. During any interest period when contingent interest is payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.35% calculated on the average trading price of $1,000 principal amount of Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period and will be payable in arrears.

        On or after June 15, 2008, we may, by providing at least 30-day notice to the holders, redeem any of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest and unpaid interest, if any, and liquidated damages, if any, to, but excluding, the redemption date.

        The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions.

        Debt issuance costs were approximately $4.4 million and are included in other assets in the accompanying consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. The unamortized debt issuance costs were $3.9 million as of December 31, 2003.

10. RESTRUCTURING CHARGES

Workforce reductions

        During 2003, we had two additional workforce reductions related to our business consulting arm and one of our North America branches, which included a headcount reduction of 25 and 50 employees, respectively. As a result of these reductions, we recorded a total restructuring charge of $1.3 million, consisting of retention and severance costs. In accordance with SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," we accrued for these costs beginning at the time of an employee's notification through the termination date. No further costs are anticipated to be incurred related to either of the two workforce reductions in 2003. During the Fourth Quarter of 2003, we evaluated the accrual balances of the current and prior year's workforce restructuring balance and determined that $0.1 million and $1.4 million of charges taken in 2003 and 2002, respectively, were no longer deemed to be necessary due to employee resignation prior to termination or revised workforce needs. The net impact of the workforce reductions to the 2003 consolidated statement of income was an expense reduction of $0.2 million.

        As of December 31, 2003, we had completed 25 and 27 terminations related to the reductions in force for our business consulting arm and one of our North America branches, respectively. Cash expenditures in 2003 related to the current year severance and retention restructuring accruals were $1.1 million. The remaining balance of $0.2 million severance and retention costs are expected to be paid during the First and Second Quarters of 2004.

        In the Fourth Quarters of 2002 and 2001, we recorded restructuring charges of $17.6 million and $10.4 million, respectively. Of these charges, $3.2 million and $4.4 million, related to a workforce reduction of approximately 229 and 900 employees for the years 2002 and 2001, respectively. In 2002, we also had a change in estimate of $0.3 million in connection with workforce reductions, which resulted in a net workforce restructuring charge of $2.9 million. Cash expenditures in 2003 related to prior year workforce reductions were $1.8 million. As of December 31, 2003 we had a remaining balance of approximately $23,000 related to the 2002 workforce reduction, which we anticipate will be fully paid in the First Quarter of 2004.

Branch office closures

        During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit. Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over accrued by $1.0 million, as a result of negotiating early lease terminations or obtaining a subtenant. In prior years, in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," we have performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success. As a result of this review, we charged to restructuring $12.1 million in 2002 and $4.0 million in 2001 for branch office closings and certain other expenditures. In the Fourth Quarter of 2002, we also performed a review of accrual balances for properties restructured in prior years. As a result, we determined that the cost to consolidate and/or close certain non-profitable offices would be higher than the original estimate. The change in estimates resulted in a net charge to our restructuring liability of $0.8 million and $1.2 million in 2002 and 2001, respectively. The resulting net charge in 2002 and 2001 was $12.9 million and $5.1 million, respectively. Cash expenditures in 2003 related to branch office closings were $9.0 million, which is net of approximately $1.7 million of sublease payments received.

Impairments

        We also recorded an impairment charge of $1.8 million and $0.8 million in 2002 and 2001, respectively, for assets associated with the facilities identified in the branch office closures that became impaired as a result of these restructuring actions.

        A summary of restructuring activity during the years 2003, 2002, and 2001, which is reported in the accompanying consolidated balance sheets, is as follows (dollars in thousands):

	Workforce reduction	Branch office closures & other expenditures	Impaired assets	Total
Beginning balance in fiscal 2001	$1,405	$4,927	$—	$6,332

Charges in fiscal 2001	4,417	3,957	825	9,199
Change in prior year's estimate	—	1,159	—	1,159
Cash expenditures in fiscal 2001	(2,620)	(2,494)	—	(5,114)
Acquisition related charge in fiscal 2001	7,226	3,746	—	10,972
Fixed asset impairment charges in fiscal 2001	—	—	(825)	(825)

Beginning balance in fiscal 2002	10,428	11,295	—	21,723
Charges in fiscal 2002	3,192	12,060	1,847	17,099
Change in prior year's estimate	(251)	756	—	505
Cash expenditures in fiscal 2002	(10,177)	(6,318)	—	(16,495)
Acquisition related charge in fiscal 2002	93	2,136	187	2,040
Acquisition related charges to increase prior year estimate	—	3,021	—	3,397
Fixed asset impairment charges in fiscal 2002	—	—	(2,034)	(2,034)

Beginning balance in fiscal 2003	3,285	22,950	—	26,235
Charges in fiscal 2003	1,345	870	—	2,215
Change in current and prior year's estimate	(1,537)	(1,004)	—	(2,541)
Cash expenditures in fiscal 2003	(2,856)	(9,033)	—	(11,889)

Balance as of December 31, 2003	$237	$13,783	$—	$14,020

        As of December 31, 2003, the balance in the branch office closures reserve consisted of amounts for properties identified in 2003, 2002, 2001, 2000, and 1999 in the amounts of $0.9 million, $9.9 million, $2.3 million, $0.5 million, and $0.2 million, respectively.

11. CAPITAL STOCK (See Note 17 "SUBSEQUENT EVENTS" for further discussion)

        We have three classes of stock: preferred stock, common stock, and Class B common stock. Holders of common stock are entitled to one vote for each share held. Holders of Class B common stock generally vote together with holders of common stock as a single class but are entitled to 10 votes for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions of any series of preferred stock, and to fix the number of shares of any such series. The common stock and Class B common stock have equal liquidation and dividend rights except that any regular quarterly dividend declared shall be $.05 per share less for holders of Class B common stock. Class B common stock is nontransferable, except under certain conditions, but may be converted into common stock on a share-for-share basis at any time. Conversions to common stock totaled five shares and 287 shares in 2003 and 2002, respectively. There were no conversions during 2001.

        For the period January 1, 2001 through December 31, 2003, our Board of Directors authorized us to repurchase up to 15.6 million shares of our common stock. A summary of repurchase activity for 2003, 2002, and 2001 is as follows (dollars in thousands):

	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at beginning of year	3,676,400		1,542,800		869,000
Authorizations	6,000,000		8,632,200		1,000,000
Repurchases	(6,495,200)	$66,696	(6,498,600)	$54,092	(326,200)	$4,045

Shares remaining as of December 31,	3,181,200		3,676,400		1,542,800

        Between May 1999 and December 31, 2003, we have invested approximately $229.7 million to repurchase 18.5 million shares of our common stock under nine separate authorizations.

12. EARNINGS PER SHARE

        A summary of our calculation of earnings per share is as follows (in thousands, except per share data):

Years Ended December 31,	2003	2002	2001
Net income used for basic and diluted earnings per share	$29,222	$8,181	$17,387

Weighted average number of common shares outstanding used in calculation of basic earnings per share	65,771	74,018	68,474
Incremental shares from restricted stock, employee stock purchase plan, and the assumed exercise of dilutive stock options	652	388	922

Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	66,423	74,406	69,396

Earnings per share
Basic	$0.44	$0.11	$0.25

Diluted	$0.44	$0.11	$0.25

        Potential common shares excluded from the computation of diluted earnings per share were approximately 1,453,000, 2,374,000, and 2,348,000 for the years ended December 31, 2003, 2002, and 2001, respectively, as their effect would have been anti-dilutive.

        Our Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share. The Debentures become convertible during any fiscal quarter commencing after September 30, 2003 when, among other circumstances, the closing price of our common stock is more than 120% of the conversion price (approximately $22.019 per share) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The total amount of shares issuable upon the conversion of the Debentures is approximately 8.2 million.

        For the year ended December 31, 2003, the 8.2 million shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

13. BENEFIT PLANS

        STOCK OPTION PLANS:    On December 31, 2002, the FASB issued SFAS 148. SFAS 148 provides three transition methods for entities electing to adopt the fair value recognition provisions of SFAS 123 for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The statement is effective for fiscal years ending after December 15, 2002. Currently, we have not elected to transition from the intrinsic value method prescribed by APB No. 25 and FIN 44 to the fair value method prescribed by SFAS 148. In addition, we will continue to apply the disclosure provisions of SFAS 123. Accordingly, our adoption of disclosure provisions of SFAS 148 does not impact our financial condition or results of operations.

        The fair market value of each stock option is estimated using the Black-Scholes option pricing model, assuming no expected dividends with the following weighted-average assumptions:

Years ended December 31,	2003	2002	2001
Expected life (in years)	5.2	4.9	4.8
Expected stock price volatility	61%	65%	65%
Risk-free interest rate	3.87%	4.24%	5.00%

        The weighted-average fair value of options granted under the option plans during the years ended December 31, 2003, 2002, and 2001, was $4.90, $8.52, and $9.91, respectively.

        The 1992 Stock Option Plan provides for grants of stock options for up to 3,600,000 shares of our common stock to our employees, officers, directors, consultants, and advisors. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. As of December 31, 2003, there are no options outstanding under this plan and the plan has expired.

        The 1998 Stock Incentive Plan, amended in December 1999, provides for grants of stock options for up to 7,000,000 shares of our common stock to our employees, officers, directors, consultants, and advisors. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines.

        In December 2000, we initiated a new "Time Accelerated Restricted Stock Award Plan" ("TARSAP") under our 1998 Stock Incentive Plan, whereby the vesting of certain stock options is directly impacted by our performance. The vesting of stock options granted under the TARSAP accelerates upon the meeting of certain profitability criteria. If these criteria are not met, such options will vest five years after the date of grant and expire at the end of 10 years.

        The 2001 Stock Incentive Plan provides for grants of stock options for up to 7,000,000 shares of our common stock to our employees, officers, directors, consultants, and advisors. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines.

        For all of our stock plans, we may grant options that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("incentive stock options") or nonstatutory options not intended to qualify as incentive stock options.

        In November 2001, we completed a merger with Metro. In connection with the merger, we assumed all options, vested and unvested, to purchase Metro's common stock, issued under Metro's stock option plan. Each option to purchase shares of Metro's common stock outstanding as of November 30, 2001 became an option to acquire a number of shares of our common stock equal to the number of shares of Metro's common stock subject to such option, multiplied by a conversion ratio of 0.48. The option price was proportionally adjusted. The number of adjusted shares under the Metro plan was 571,058, of which 480 and 13,394 shares were exercised during 2003 and 2002, respectively.

        In September of 2002, we completed the purchase of a business complementary to our business strategy. In connection with this acquisition, we assumed all vested and unvested options to purchase the stock of the acquired company, under the respective stock option plan. Each option to purchase shares of the acquired company, as of September 25, 2002, became an option to acquire a number of shares of our common stock equal to the number of shares of the acquired company subject to such option, multiplied by conversion ratio of 0.1766. The option price has been proportionally adjusted. The number of adjusted shares under the acquired company's plan is 87,502, of which 27,652 and 14,184 shares were exercised from this plan during 2003 and 2002, respectively.

        On August 20, 2002, our Board of Directors approved a stock option exchange offer. The offer was to exchange outstanding options to purchase shares of our common stock, which were granted on or after January 1, 2000 and had an exercise price of $12.00 or greater per share, for new options to purchase shares of common stock on substantially the following terms ("the Offer"). Pursuant to the terms of the Offer:

  i.
  all eligible and outstanding options issued under all of our stock option plans could be exchanged for new options at an exchange rate of four for every five surrendered;

  ii.
  the grant date of the new options would be the first business day that is at least six months and one day after the date of the expiration of the Offer; and

  iii.
  the exercise price of each new option would be the closing price of our common stock on the new grant date.

        The Offer expired on October 7, 2002 ("expiration date"). Options for 1,888,394 shares of our common stock with a weighted average exercise price of $20.45 were eligible for the Offer. Of this amount, 1,348,949 options were surrendered for exchange, with 324,902 options being retained, and the balance of the 214,543 being cancelled because of terminations.

        For the 1,348,949 options surrendered for exchange at a rate of four new options for every five surrendered, we granted new stock options for an aggregate of 1,079,159 shares at an exercise price of

$8.28 per share on April 8, 2003. The balance of the surrendered options were canceled because of terminations.

        Information with respect to activity under our stock option plans is set forth below:

	Common stock	Weighted average exercise price
Outstanding at December 31, 2000	5,221,569	$18.55
Granted	1,723,024	20.14
Exercised	(192,095)	8.98
Canceled/expired	(475,328)	20.13
Outstanding at December 31, 2001	6,277,170	19.20
Granted	689,342	13.43
Exercised	(145,734)	13.08
Canceled/expired	(2,466,150)	21.16
Outstanding at December 31, 2002	4,354,628	17.25
Granted	1,820,909	8.57
Exercised	(93,160)	7.15
Canceled/expired	(1,429,389)	21.65

Outstanding at December 31, 2003	4,652,988	$12.42

        Shares available for future issuance under our stock option plans at December 31, 2003 are 9,742,363.

        The following table summarizes information about stock options that were outstanding at December 31, 2003:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price of options outstanding	Number exercisable	Weighted average exercise price of exercisable options
$ 0.04–$ 4.99	7,671	4.90	$3.69	7,671	$3.69
5.00– 7.50	64,561	6.50	6.58	17,254	5.85
7.51– 11.27	3,061,129	6.70	8.97	257,135	8.71
11.28– 16.90	195,832	8.30	14.01	38,082	13.03
16.91– 25.35	1,165,584	3.20	18.54	702,207	19.19
25.36– 38.02	130,131	2.90	30.89	121,273	31.11
38.03– 57.03	9,360	4.40	45.90	9,360	45.90
57.04–58.34	18,720	4.30	57.58	18,720	57.58

Total	4,652,988			1,171,702

        STOCK PURCHASE PLANS:    Our 1992 ESPP provides for the purchase of 4,550,000 shares of common stock by qualifying employees at a purchase price of 85% of the market value of the stock on the offering commencement date or the purchase date, whichever is lower. During 2003, 2002, and 2001, participants in this plan purchased 484,020 shares, 378,333 shares, and 575,841 shares, respectively. Shares available for future purchases totaled 601,578 at December 31, 2003.

        On February 13, 2003, our Board of Directors approved a new UK ESPP. We have allocated 500,000 shares of the total number of shares reserved under our 1992 ESPP for issuance under the UK ESPP. During 2003, participants in this plan purchased 4,310 shares. Shares available for future purchases as of December 31, 2003 totaled 495,690.

        INCENTIVE COMPENSATION PLANS:    We have established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 2003, 2002, and 2001, approximated $19.0 million, $16.8 million, and $18.3 million, respectively. In addition, management may award discretionary bonuses based upon an individual's performance and/or contribution to us.

        DEFERRED COMPENSATION, SAVINGS, AND PROFIT SHARING PLANS:    During 1984, we established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 25% of their salary to the plan. After one year of employment, we contribute $0.50 for each pre-tax dollar deferred, up to 6.0% of eligible employee's annual salary contributed. We may elect to make an additional discretionary contribution to the plan based on our profitability each year. Our match and discretionary contributions, if any, vest 25% each year and are fully vested after five years of employment. Our contributions for 2003, 2002, and 2001, amounted to approximately $7.5 million, $8.4 million, and $4.5 million, respectively.

        In addition, we have a deferred compensation plan for officers and eligible employees. The deferred compensation plan allows the participants to reduce their taxable income by contributing 5-50% of their annual salary and 10-90% of their bonus or incentive compensation to the plan. We may make discretionary contributions to the plan based on individual or corporate performance. The amounts deferred earn a yield as determined by the benchmark investments selected by the participant. As of December 31, 2003 and 2002, approximately $5.6 million and $3.5 million, respectively, was accrued under this plan and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

        DEFINED BENEFIT PLAN:    We have a defined benefit pension plan that provides pension benefits to employees of our subsidiary located in the UK. Such benefits are available to employees who were active on August 4, 1998 and not to employees who joined us after that date, and are based on the employees' compensation and service. Our policy is to fund amounts required by applicable government regulations. Total pension expense for 2003, 2002, and 2001, was approximately $2.1 million, $1.3 million, and $1.2 million, respectively.

        The following tables summarize the benefit costs, the weighted average assumptions, as well as the benefit obligations, plan assets and funded status associated with our pension benefit plan (dollars in thousands):

Years ended December 31,	2003	2002	2001
Components of net periodic benefit cost:
Service cost—benefits earned during the period	$1,424	$1,518	$1,604
Interest cost on projected benefit obligations	1,503	1,159	957
Expected return on plan assets	(1,269)	(1,420)	(1,397)
Net amortization and deferral—amortization of unrecognized net loss/(gain)	482	92	(6)

Total net periodic benefit cost	$2,140	$1,349	$1,158

        The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. As of December 31, 2003, we changed key employee benefit plan assumptions in response to current conditions in the securities market. The discount rate has been lowered from 5.75% in 2002 to 5.50% in 2003 and the expected rate of return on pension plan assets has been changed from 8.00% to 7.75% in 2003.

Years ended December 31,	2003	2002
Weighted average assumptions:
Discount rate at end of the year	5.50%	5.75%
Expected return on plan assets for the year	7.75	8.00
Rate of compensation increase at end of the year	4.25	3.75
Discretionary pension increased LPI* pension increases	0.00	0.00
LPI pension increases	2.75	2.25
Statutory revaluation of benefits (GMP)**	3.50	3.50

*
Limited Price Indexation

**
(Guaranteed Minimum Pension)

As of December 31,	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$21,277	$16,780
Service cost	1,424	1,518
Interest cost	1,503	1,159
Employee contributions	228	301
Actuarial (gain) loss	3,839	1,942
Benefits paid	(79)	(423)
Prior service cost	178	—
Curtailment (gain) loss	(446)	—

Benefit obligation at end of year	27,924	21,277

Change in plan assets:
Fair value of plan assets at beginning of year	12,182	15,546
Actual return on plan assets	3,421	(4,221)
Employer contributions	805	979
Employee contributions	228	301
Benefits paid	(79)	(423)

Fair value of plan assets at end of year	16,557	12,182

Funded status	(11,367)	(9,095)

Unrecognized net actuarial (gain) loss	9,484	8,725
Unrecognized prior service cost	178	—

Accrued pension cost	$(1,705)	$(370)

Amounts recognized in consolidated balance sheet:
Intangible asset (in other assets)	$178	$—
Deferred tax asset, long-term	—	773
Accrued benefit liability (in accrued expenses and other liabilities)	(5,384)	(2,302)
Accumulated other comprehensive loss	3,501	1,159

Net amount recognized	$(1,705)	$(370)

14. INCOME TAXES

        Income before income taxes includes the following components (dollars in thousands):

Years ended December 31,	2003	2002	2001
Domestic	$47,834	$13,085	$27,721
Foreign	862	551	1,501

Total income before provision for income taxes	$48,696	$13,636	$29,222

        The provision for income taxes consists of the following (dollars in thousands):

Years ended December 31,	2003	2002	2001
Current:
Federal	$359	$5,996	$8,993
State	(240)	2,573	147
Foreign	645	682	886

Total	764	9,251	10,026
Deferred:
Federal	15,515	(2,960)	1,605
State	3,195	(836)	412
Foreign	—	—	(209)

Total	18,710	(3,796)	1,808

Total provision for income taxes	$19,474	$5,455	$11,834

        The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate (dollars in thousands):

Years ended December 31,	2003	2002	2001
Federal income taxes at 35%	$17,044	$4,772	$10,228
State income taxes, net	1,921	1,129	363
Disallowed meals expense	293	508	506
Foreign rate differential	(642)	489	(81)
Non-benefitable book losses	1,809	653	—
Adjustment of prior-year's estimated tax liabilities	(1,669)	(1,532)	—
Merger related costs	—	—	1,048
Other, net	718	(564)	(230)

Total	$19,474	$5,455	$11,834

        Our policy is to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. In accordance with SFAS No. 5 ("SFAS 5"), "Accounting for Contingencies," we establish the reserves based upon our assessment of exposure associated with permanent tax differences and interest expense applicable to both permanent and temporary difference adjustments. The tax reserves are analyzed periodically and adjusted, as events occur to warrant adjustment to the reserves, such as when the statutory period for assessing tax on a given tax return or period expires, the reserve associated with that period is reduced. In addition, the adjustment to the reserve may reflect additional exposure based on current calculations. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve.

        The adjustment of prior years' estimated tax liability of $1.7 million and $1.5 million for the years ended December 31, 2003 and December 31, 2002, respectively, are primarily attributable to the expiration of the statutory period for assessing state tax on periods ended in 1996, 1997, and 1998, and federal tax for the period ended in 1998, respectively.

        Deferred taxes arise because of differences in the book and tax bases of assets and liabilities. Significant components of net deferred tax asset and liabilities are as follows (dollars in thousands):

As of December 31,	2003	2002
Deferred tax assets:
Allowance for doubtful accounts and other reserves	$2,059	$2,022
Restructuring reserve	5,727	10,713
Accrued expenses	2,435	6,004
Deferred compensation	2,271	1,373
Depreciation	1,343	6,638
Minimum pension liability adjustment	1,615	773
Acquired domestic net operating loss carryforwards	1,814	3,214
Other net operating loss carryforwards	2,686	1,059
Other, net	(1,213)	2,072
Valuation allowance	(4,301)	(1,059)

Total deferred tax assets	14,436	32,809
Deferred tax liabilities:
Intangibles	(30,879)	(28,343)

Total deferred tax liabilities	(30,879)	(28,343)

Total net deferred tax (liability) asset	$(16,443)	$4,466

        At December 31, 2003, we had domestic net operating loss ("NOL") carryforwards for tax purposes of $6.0 million expiring in years ending in 2017 through 2023. Of these NOL carryforwards, $4.4 million relates to a prior acquisition and is subject to limitation pursuant to IRC Section 382.

        During 2003, the valuation allowance increased $3.2 million as a result of the minimum pension liability adjustment and certain subsidiary net operating losses. The tax effect of the minimum pension liability adjustment in 2003 totaling $0.8 million was charged to other comprehensive income. Approximately $1.0 million of the benefit of any future reduction of the valuation allowance attributable to the minimum pension liability would be directly allocated to other comprehensive income.

        Cumulative undistributed earnings of our foreign subsidiaries amounted to approximately $12.4 million at December 31, 2003. No provision for U.S. income tax has been made for the repatriation of these earnings because we consider the earnings to be indefinitely reinvested. If such earnings were distributed, tax expense would increase by approximately $1.3 million.

        In addition, our India subsidiary, part of the SignalTree Solutions acquisition, has tax holidays in India, which reduce or eliminate the income tax in that country. The holidays expire between 2006 and 2009. Based on the currently enacted regular corporate income tax rate in India, the benefit to us of the tax holidays for the year ended December 31, 2003 was approximately $0.9 million or $.01 per diluted share. The benefit to us of the tax holidays for the years ended December 31, 2002 and 2001, was approximately $0.3 million and $0, respectively, and immaterial on a diluted per share basis.

15. RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES

Related Party Transactions

        In October 2001, we entered into a lease for the New Facility with Gateway LLC for a term of 12 years, pursuant to which we agreed to lease approximately 95,000 square feet of office and development space. We lease approximately 57% of the New Facility and the remaining 43% is, or will be, occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of our Board of Directors, and his immediate family members.

        On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan with Citizens Bank of Massachusetts (the "Gateway Loan") in connection with the New Facility and an adjacent building located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan. Stephen D. Steinour, one of our directors, is Chief Executive Officer of Citizens Bank of Pennsylvania. Citizens Bank of Massachusetts and Citizens Bank of Pennsylvania are subsidiaries of Citizens Financial Group, Inc. Mr. Steinour was not involved in the approval process for the Gateway Loan.

        We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in 2003 were approximately $2.8 million.

        In view of these related party transactions, we concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." A liability in the same amount was included in the caption "Accrued construction-in-progress costs." For purposes of the consolidated statements of cash flows, we characterized this treatment as a non-cash financing activity.

        As a result of the completion of the construction phase and our current occupancy, the related capitalized costs are now classified as "Building" and are included in property and equipment, net, in the accompanying consolidated balance sheets. A liability for the same amount appears as accrued building costs into both our short- and long-term liabilities. The costs of the building are being amortized on a straight-line basis over a 39-year useful life. Additionally, the obligation is being reduced over the life of the lease at an interest rate of 8.67%. The net effect of the amortization that is included in the operating results approximates the rent expense resulting from the contractual payments we are required to make under the lease.

        In February 1985, we entered into a lease, which subsequently was extended to a term of 20 years, with City Square, pursuant to which we leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts. We now lease approximately 88% of this building and the remaining 12% is leased by other tenants. John F. Keane, Chairman of our Board of Directors, and Philip J. Harkins, one of our directors, are limited partners of City Square. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under this lease, which will be approximately $1.0 million per year ($30.00 per square foot) for the remainder of the lease term (until February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, which will be approximately $0.2 million per year were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. As a result of our occupancy of the New Facility (as described above), we vacated and are in the process of seeking a third party to sublease the space we formerly occupied at Ten City Square.

        As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In 2003, we paid approximately $1.0 million in lease payments and as of December 31, 2003, we had a remaining reserve balance of $2.9 million.

        In January 2003, the FASB issued FIN 46, which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.

        We have evaluated the applicability of FIN 46 to our relationship with each of City Square and Gateway LLC and determined that we are not required to consolidate these entities within our consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles. We believe that we do not have an interest in any variable interest entities that would require consolidation.

        In March 2003, our Audit Committee approved a related party transaction involving a director of Keane. We have subcontracted with Guardent, Inc. ("Guardent") for a customer project. Maria Cirino, a director of Keane, is an executive officer, director, and shareholder of Guardent. In addition, the Audit Committee permitted us to engage Guardent as a subcontractor for the purposes of providing future services to Keane's customers. No payment to Guardent for a single engagement may exceed

$75,000 and no payment to Guardent for all engagements in any calendar year may exceed $250,000. As of December 31, 2003, we made payments of approximately $143,000 to Guardent. On February 27, 2004, Guardent was acquired by VeriSign, Inc. Since then, Ms. Cirino has held the position of Senior Vice President of VeriSign Managed Security Services.

        In July 2003, our Audit Committee approved an additional related party transaction involving a director of Keane. We subcontracted with ArcStream Solutions, Inc. ("ArcStream") to develop and assist in the implementation of a wireless electronic application at two customer sites. In accordance with this transaction, we may pay ArcStream a royalty fee for potential future installations during the licensing period for the next seven years. John F. Keane, Jr., a director of Keane, is Chief Executive Officer, director, and founder of ArcStream, John F. Keane, Jr. is the son of John F. Keane, Sr., our Chairman of the Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer, and a director. As of December 31, 2003, we made payments of approximately $112,000 to ArcStream.

Commitments and Contingencies

        In addition to our principal executive office, the New Facility, we lease office space and apartments in more than 70 locations in North America, the UK, and India under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rental fees. Rental expense for all of our facilities amounted to approximately $15.0 million in 2003, $17.6 million in 2002, and $19.4 million in 2001. We have subleases for certain restructured properties. The related cash receipts for these properties is reflected against the restructuring liability and are not recorded in the accompanying consolidated statements of income.

        As of December 31, 2003, the future minimum lease payments for the next five years and thereafter under operating and capital leases, were as follows (dollars in thousands):

Years Ended December 31,	Operating Leases	Capital Leases
2004	$22,815	$828
2005	18,642	304
2006	12,597	102
2007	8,507	—
2008	6,215	—
Thereafter	24,425	—

Total minimum lease payments	$93,201	$1,234

Less imputed interest		(332)

Present value of minimum capital lease payments		$902

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

        In February 2003, we entered into a new $50.0 million unsecured revolving credit facility (the "credit facility") with two banks. The credit facility replaces a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or dispositions of assets, create liens, and pay dividends. On June 11, 2003, we and two of our banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and two of our banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of December 31, 2003, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate.

        During the First Quarter of 2003, we paid $0.9 million related to certain earn-out considerations in connection with an acquisition made during the Third Quarter of 2002. Future earn-outs are based on specific net revenue targets. Payments in the next 12 months for achieving these goals may range from $1.0 million to $2.0 million. We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During 2003, we recognized revenue of approximately $2.1 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $1.0 million. The note has a one-year term with a one-year extension expiring on September 25, 2004.

        In April 1998, First Command (formerly United Services Planning Association, Inc. & Independent Research Agency for Life Insurance, Inc.) filed a complaint in the District Court for Tarrant County, Texas (Civil Action No. 96-173235-98), against us and two of our employees alleging that we misrepresented our ability to complete a project contracted for by the plaintiffs and concealed from the plaintiffs material facts related to the status of the project. During the Third Quarter of 2003, in order to avoid further costs, we settled the claim in full with payment to the plaintiffs of $3.5 million, of which $1.6 million was previously accrued.

        During the First Quarter of 2003, we received a $7.3 million award in connection with an arbitration proceeding initiated by us in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

        We are involved in other litigation and various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows. We believe that these matters are without merit and intend to defend vigorously against them.

16. SEGMENT INFORMATION

        Based on qualitative and quantitative criteria established by SFAS 131, we operate within one reportable segment: Professional Services.

        In accordance with the enterprise-wide disclosure requirements of SFAS 131, our geographic information is as follows (dollars in thousands):

	2003		2002		2001
	Revenues	Property & equipment	Revenues	Property & equipment	Revenues	Property & equipment
Domestic	$781,255	$64,799	$843,918	$22,583	$730,714	$15,210
International	23,721	10,632	29,285	8,578	48,445	5,491

Total	$804,976	$75,431	$873,203	$31,161	$779,159	$20,701

        We have no single customer that provides revenues that equal or exceed 10 percent of our consolidated revenues.

17. SUBSEQUENT EVENTS

        On January 13, 2004, we announced that our Board of Directors had voted to convert all of the outstanding shares of Class B common stock into shares of our common stock on a one-for-one basis, effective February 1, 2004. Class B shares are entitled to 10 votes whereas shares of our common stock are entitled to only one vote on matters submitted to shareholders for vote. As of December 31, 2003, the Class B common stock represented less than 1% of our outstanding equity, but had approximately 4.3% of the combined voting power of our combined stock.

        On February 5, 2004, we and two of our banks amended our credit facility, allowing us to agree to pay an additional $15.0 million in earn-out consideration, assuming the acquisition of Nims Associates, Inc. ("Nims").

        On February 27, 2004, we acquired Nims, an IT and consulting services company with offices in the Midwest and ADCs in Indianapolis and Dallas. In exchange for all of Nims' outstanding stock, we paid $18.1 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The acquisition will be accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The operating results of Nims will be included in our consolidated statement of operations beginning March 1, 2004.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
For the year ended December 31, 2003
Revenues	$204,662	$203,511	$200,421	$196,382
Gross margin (1)	62,231	65,251	63,008	60,111
Income before income taxes	17,601	11,031	9,232	10,832
Net income	10,561	6,620	5,540	6,501
Basic earnings per share	0.15	0.10	0.09	0.10
Diluted earnings per share	0.15	0.10	0.09	0.10
For the year ended December 31, 2002
Revenues	$221,259	$226,062	$213,383	$212,499
Gross margin (1)	63,426	64,157	58,669	56,904
Income (loss) before income taxes	9,254	9,200	6,517	(11,335)
Net income (loss)	5,553	5,521	3,910	(6,803)
Basic earnings (loss) per share	0.07	0.07	0.05	(0.10)
Diluted earnings (loss) per share	0.07	0.07	0.05	(0.10)

(1)
Gross margin (revenues less salaries, wages, and other direct costs)—The Second and Third Quarter 2003 amounts exclude restructuring charges, net of ($0.4) million and $0.6 million, respectively. These reclassifications have been made to previously reported 2003 quarterly results to conform to the annual presentation in the accompanying consolidated statements of income. Such reclassifications have no effect on previously reported net income or stockholders' equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        Keane's management, with the participation of our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

        No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this Item is contained in part under the caption "Directors and Executive Officers of the Company" in Item 4 of Part I hereof and the remainder is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held May 27, 2004 (the "2004 Proxy Statement") under the caption "Election of Directors" and "Code of Business Conduct."

ITEM 11. EXECUTIVE COMPENSATION

        The response to this Item is incorporated herein by reference to our 2004 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this Item is incorporated herein by reference to our 2004 Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this Item is incorporated herein by reference to our 2004 Proxy Statement under the caption "Certain Related Party Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this Item is incorporated herein by reference to our 2004 Proxy Statement under the caption "Principal Accountant Fees and Services."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

  (1)
  Financial Statements

  (2)
  Financial Statement Schedules

    Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes hereto.

  (3)
  Exhibits

    The Exhibits filed herewith or incorporated herein by reference are set forth in Item 15 (c) below.

(b) Reports on Form 8-K

We filed or furnished the following Current Reports on Form 8-K during the three-month period ended December 31, 2003.

  1.
  On October 14, 2003, we filed a Current Report on Form 8-K under Item 5, reporting that we issued a press release announcing our application to list our common stock on the New York Stock Exchange ("NYSE.")

  2.
  On October 22, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12, containing a copy of our earnings release for the period ended September 30, 2003.

(c) Exhibits

See Exhibit Index attached hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEANE, INC. (Registrant)
/s/ BRIAN T. KEANE Brian T. Keane President and Chief Executive Officer
Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN F. KEANE John F. Keane Chairman	/s/ JOHN J. LEAHY John J. Leahy Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ BRIAN T. KEANE Brian T. Keane President, Chief Executive Officer, and Director	/s/ JOHN F. KEANE, JR. John F. Keane, Jr. Director
/s/ JOHN F. ROCKART John F. Rockart Director	/s/ MARIA A. CIRINO Maria A. Cirino Director
/s/ PHILIP J. HARKINS Philip J. Harkins Director	/s/ WINSTON R. HINDLE, JR. Winston R. Hindle, Jr. Director
/s/ STEPHEN D. STEINOUR Stephen D. Steinour Director	/s/ JOHN H. FAIN John H. Fain Director
/s/ JAMES T. MCBRIDE James T. McBride Director	/s/ JAMES D. WHITE James D. White Director

Exhibit Index
2.1	Agreement and Plan of Merger, dated as of August 20, 2001, by and among the Registrant, Veritas Acquisition Corp., and Metro Information Services, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 20, 2001, filed on August 21, 2001.
3.1	Articles of Organization of the Registrant, as amended, are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-85206) (the "Registration Statement").
3.2	Articles of Amendment to Registrant's Articles of Organization, filed on May 29, 1998, are incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on 8-K, filed on June 3, 1998.
3.3	Second Amended and Restated By-Laws of the Registrant are incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.4	Amendment to Second Amended and Restated Bylaws of the Registrant is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
*10.1	Keane, Inc. 401(k) Deferred Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.2 to the Registration Statement.
*10.2	1992 Stock Option Plan is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
*10.3	1998 Stock Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 333-56119), as filed with and declared effective by the Commission on June 5, 1998.
*10.4	Amendment to 1998 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
*10.5	Amended and Restated 1992 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.6	Metro Information Services, Inc. Amended and Restated 1997 Stock Option Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
10.7	Lease dated February 20, 1985, between the Registrant and Jonathan G. Davis, as Trustee of City Square Development Trust (the "Trust"), is incorporated herein by reference to Exhibit 10.6 to the Registration Statement.
10.8	First Amendment of Lease dated March 19, 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.
10.9	Second Amendment of Lease dated November 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.8 to the Registration Statement.
*10.10	Keane, Inc. 2001 Stock Incentive Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
*10.11	Keane, Inc. United Kingdom Employee Stock Purchase Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.12	Revolving Credit Agreement dated February 28, 2003, by and between the Registrant, Fleet National Bank, as Agent, and several lenders party, (the "Lenders") thereto is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.13	Lease, dated October 25, 2001 between the Registrant and Gateway Developers LLC is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
+10.14	First Amendment dated June 11, 2003 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders thereto.

+10.15	Second Amendment dated October 17, 2003 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders.
+10.16	Third Amendment dated February 5, 2004 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders.
+21.1	Schedule of Subsidiaries of the Registrant.
+23.1	Consent of Ernst & Young LLP.
+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
+32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
+32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (c) of the Exchange Act.

+
Filed herewith.

QuickLinks

TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KEANE, INC. CONSOLIDATED STATEMENTS OF INCOME
KEANE, INC. CONSOLIDATED BALANCE SHEETS
KEANE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
KEANE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES