Form 10-Q
period 2004-03-31
KEANE INC
filed 2004-05-06
CIK 54883

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-7516

KEANE, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-2437166 (IRS Employer Identification No.)
100 City Square, Boston, Massachusetts (Address of principal executive offices)	02129 (Zip Code)
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

As of March 31, 2004, there were issued and outstanding 63,428,873 shares of the registrant's Common Stock (excluding 12,401,117 shares held in treasury) and no shares of the registrant's Class B Common Stock.

Keane, Inc.

Keane, Inc.

Part I. Financial Information

Item 1. Financial Statements

Keane, Inc.
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2004	2003
	(In thousands except per share amounts)

Revenues	$215,824	$204,662
Operating expenses
Salaries, wages, and other direct costs	149,990	142,431
Selling, general, and administrative expenses	53,217	48,075
Amortization of intangible assets	3,913	4,047

Operating income	8,704	10,109
Other income (expense)
Interest and dividend income	1,055	247
Interest expense	(1,438)	(33)
Other income, net	125	7,278
Minority interest	761	—

Income before income taxes	9,207	17,601
Provision for income taxes	3,683	7,040

Net income	$5,524	$10,561

Basic earnings per share	$0.09	$0.15
Diluted earnings per share	$0.09	$0.15
Basic weighted average common shares outstanding	63,650	69,037
Diluted weighted average common shares and common share equivalents outstanding	64,829	69,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

Keane, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(See Note 1)
	(Dollars in thousands)
Assets
Current:
Cash and cash equivalents	$48,383	$56,736
Restricted cash	232	1,586
Marketable securities	129,960	147,814
Accounts receivable, net	136,974	111,094
Prepaid expenses and deferred taxes	12,749	15,082

Total current assets	328,298	332,312
Property and equipment, net	79,274	75,431
Goodwill	303,883	292,924
Customer lists, net	62,033	57,908
Other intangible assets, net	12,086	13,124
Deferred taxes and other assets, net	25,461	26,288

Total assets	$811,035	$797,987
Liabilities
Current:
Short-term debt	$2,080	$2,678
Accounts payable	13,006	12,331
Accrued restructuring	6,504	6,947
Unearned income	7,071	8,869
Accrued compensation	41,528	36,220
Accrued expenses and other liabilities	47,512	36,081

Total current liabilities	117,701	103,126
Long-term debt	150,061	150,193
Accrued long-term building costs	39,922	40,042
Accrued long-term restructuring	6,775	7,073
Deferred income taxes	33,044	30,879

Total liabilities	347,503	331,313
Minority Interest	7,781	8,542
Stockholders' Equity
Common stock	7,583	7,555
Class B common stock	—	28
Additional paid-in capital	168,313	167,548
Accumulated other comprehensive loss	(5,459)	(1,392)
Retained earnings	404,288	398,764
Unearned compensation	(594)	(704)
Less treasury stock, at cost	(118,380)	(113,667)

Stockholders' equity	455,751	458,132

Total liabilities and stockholders' equity	$811,035	$797,987

The accompanying notes are an integral part of the condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,524	$10,561
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	6,857	6,664
Deferred income taxes	3,884	(561)
Provision for doubtful accounts, net	(1,465)	(666)
Minority interest	(761)	—
Loss (gain) on sale of property and equipment	110	(18)
Gain on sale of investments	(296)	—
Other charges, net	(1,332)	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(18,804)	(5,412)
(Increase) decrease in prepaid expenses and other assets	(614)	663
Increase (decrease) in other liabilities	7,901	(2,899)
(Decrease) increase in income taxes payable	(1,748)	6,036

Net cash (used for) provided by operating activities	(744)	14,368

Cash flows from investing activities:
Purchase of investments	(20,559)	(9,964)
Sale and maturities of investments	38,820	1,310
Purchase of property and equipment	(4,200)	(5,189)
Proceeds from the sale of property and equipment	121	59
Payments for current year acquisitions, net of cash acquired	(17,711)	—
Payments for prior years acquisitions	(36)	(903)

Net cash used for investing activities	(3,565)	(14,687)

Cash flows from financing activities:
Debt issuance costs	(27)	—
Principal payments under capital lease obligations	(138)	(263)
Proceeds from issuance of common stock	2,749	1,942
Repurchase of common stock	(6,755)	(23,574)

Net cash used for financing activities	(4,171)	(21,895)

Effect of exchange rate changes on cash	127	(284)
Net decrease in cash and cash equivalents	(8,353)	(22,498)
Cash and cash equivalents at beginning of period	56,736	46,383

Cash and cash equivalents at end of period	$48,383	$23,885

Supplemental information:
Income taxes paid	$1,483	$1,052
Interest paid	$23	$33

The accompanying notes are an integral part of the condensed consolidated financial statements.

Keane, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Keane, Inc. and our wholly and majority owned subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

    The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity.

    For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

Note 2.     Earnings Per Share Data

    The computation of earnings per share for the three months ended March 31, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income	$5,524	$10,561
Weighted average number of common shares outstanding used in calculation of basic earnings per share	63,650	69,037
Incremental shares from restricted stock, employee stock purchase plan and the assumed exercise of dilutive stock options	1,179	52

Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	64,829	69,089

Earnings per share
Basic	$0.09	$0.15

Diluted	$0.09	$0.15

    Potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase 1,325,000 and 4,018,000 shares for the three months ended March 31, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and, therefore, their effect would have been anti-dilutive.

    Our 2% Convertible Subordinated Debentures due 2013 ("Debentures") are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share. The Debentures become convertible during any fiscal quarter commencing after September 30, 2003 when, among other circumstances, the closing price per share of our common stock is more than 120% of the conversion price (approximately $22.019 per share) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The total amount of shares issuable upon the conversion of the Debentures is approximately 8.2 million.

    For the three months ended March 31, 2004, the 8.2 million shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

Note 3.     Stock-Based Compensation

    We have stock-based compensation plans for which we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to our stock-based compensation and accordingly, we use the intrinsic value-based method to account for stock option grants and restricted stock awards. We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant and therefore, do not recognize compensation expense. We also grant restricted stock for a fixed number of shares to employees for nominal consideration. In 2003, in connection with our acquisition of a majority interest in Worldzen, Inc., now Keane Worldzen, Inc. ("Keane Worldzen"), certain employees were granted Keane Worldzen stock options. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," and Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), "Business Combinations," these Keane Worldzen stock options were recorded as unearned compensation at the date of acquisition and vest over the life of the stock option. Compensation expense related to restricted stock awards and the Keane Worldzen stock options is recorded ratably over the restriction and vesting period, respectively, and is included in the selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Our Employee Stock Purchase Plan ("ESPP") is non-compensatory as defined in APB 25 and, accordingly, we do not recognize compensation expense in our consolidated financial statements.

    We have adopted the disclosure-only provisions of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock and certain stock options.

    Had compensation expense for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, our net income and earnings per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income—as reported	$5,524	$10,561
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	116	8

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	(1,099)	(2,206)

Net income—pro forma	$4,541	$8,363

Earnings per share
Basic—as reported	$0.09	$0.15
Basic—pro forma	$0.07	$0.12
Diluted—as reported	$0.09	$0.15
Diluted—pro forma	$0.07	$0.12

Note 4.     Comprehensive Income and Accumulated Other Comprehensive Loss

    Total comprehensive income (i.e., net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $1.5 million for the three months ended March 31, 2004 and was $10.4 million for the three months ended March 31, 2003.

    During the First Quarter of 2004, we decided to close our United Kingdom ("UK") defined benefit plan ("UK DBP") to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." We recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum liability of approximately $5.2 million through Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. As of March 31, 2004, the UK pension liability was approximately $10.7 million and is included in Accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Note 5.     Business Acquisitions

    Nims Associates, Inc.

    On February 27, 2004, we acquired Nims Associates, Inc. ("Nims"), an information technology and consulting services company with offices in the Midwest and Advanced Development Centers ("ADCs") in Indianapolis and Dallas to expand our customer base, primarily in the financial and insurance industries. In exchange for all of Nims' outstanding stock, we paid $18.1 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The purchase price allocation for this acquisition is preliminary and further refinements may be required based on completion of final valuation studies, including the assignment of value to potential other identifiable intangible assets and valuation of the net assets purchased. Preliminary portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing valuation procedures and techniques. The total cost of the acquisition to date is $23.0 million, which includes net assets acquired of approximately $5.2 million, goodwill of $10.8 million and a preliminary intangible asset valuation of $7.0 million, the majority of which is being amortized on a straight-line basis over 10 years, and approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The operating results of Nims have been included in our unaudited condensed consolidated statements of income beginning March 1, 2004.

    At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction of 22 non-billable employees. As a result, we recorded a restructuring liability of $1.4 million related to the lease obligations and certain other costs for those facilities and $0.3 million related to severance and retention. In accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination," these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

    Keane Worldzen

    On October 17, 2003, we acquired a controlling interest in Keane Worldzen, a privately held Business Process Outsourcing ("BPO") firm. In connection with the acquisition, we paid $9.0 million to acquire the Series A preferred shares of Worldzen Holdings Limited held by an unrelated third party. We contributed to Keane Worldzen our Worldzen Holdings Limited shares, $4.3 million in cash and certain assets of our Keane Consulting Group ("KCG"), our business consulting arm. This transaction was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. As a result of the transaction, we own approximately 62% of Keane Worldzen's outstanding capital stock. The former majority shareholders of Worldzen Holdings Limited contributed their Worldzen Holdings Limited shares to Keane Worldzen in exchange for approximately 38% of Keane Worldzen's outstanding capital stock and are currently members of Keane Worldzen's management. The assets and liabilities contributed to Keane Worldzen were recorded in relation to each shareholder's ownership percentage in Keane Worldzen as follows: (i) carryover basis related to assets and liabilities contributed to Keane Worldzen for which the individual shareholder had a prior interest; and (ii) fair value for assets and liabilities for which an individual shareholder had no prior interest. As a result, we recorded goodwill of approximately $13.8 million in the accompanying condensed consolidated balance sheets.

    In connection with the acquisition, we obtained the right to purchase certain of the remaining shares held by the minority shareholders of Keane Worldzen at different times ("call options"). Our first call option is exercisable during the period beginning on January 1, 2006 and ending on December 31, 2006 and is based on a stated value for the underlying shares of $6.5 million. The fair value of the this first call option, using a Black Scholes valuation model, is approximately $3.8 million and is included in deferred taxes and other assets, net, in the accompanying condensed consolidated balance sheets. The other call options are exercisable at the fair market value of the underlying shares during the call periods, which are exercisable at certain times during the period January 1, 2007 through December 31, 2009. Since these other call options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these call options in our condensed consolidated financial statements.

    Also in connection with the acquisition, the minority shareholders were given the right to require us to purchase certain of their remaining shares at various times ("put options") subject to the achievement of certain operating and financial milestones related to Keane Worldzen's business performance. The first put option, the term of which is October 17, 2003 through December 31, 2005, is exercisable based on a stated value for the underlying shares of $2.8 million. The fair value of this put option, using a Black Scholes valuation model, was approximately $279,000 at the acquisition date and will be reflected as compensation expense in the accompanying consolidated financial statements through the expiration date of the option. The other put options are exercisable at fair market value for the underlying shares during the put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010. Because these other put options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these put options in our condensed consolidated financial statements.

    Also in connection with the acquisition, the minority shareholders granted two Keane Worldzen employees options to purchase an aggregate of approximately 720,000 of the shares of Keane Worldzen held by the minority shareholders. These stock options were granted at an exercise price below the fair market value of the shares at the grant date and vest over six years. In accordance with FIN 44 and APB 25, the intrinsic value of the stock options granted was approximately $0.4 million and was recorded as unearned compensation in Keane Worldzen's consolidated balance sheet. As a result, Keane Worldzen will recognize compensation expense over the vesting period through December 31, 2009.

    In addition to the Nims and Keane Worldzen acquisitions, we completed an acquisition of a business complementary to our business strategy during the Third Quarter of 2002. The merger and consideration costs of this acquisition, which were accounted for using the purchase method of accounting, totaled $13.2 million, which includes a $0.2 million liability adjustment in the First Quarter of 2004. The purchase price included contingent consideration based upon operating performance of the acquired business. During the First Quarter of 2003, we paid an additional $0.9 related to earn-outs for this acquisition and recorded this amount as additional purchase price.

    The results of operations of these acquired companies have been included in our unaudited condensed consolidated statements of income from the date of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill. Identifiable intangible assets associated with these acquisitions are being amortized on a straight-line basis over periods ranging from three to 10 years and approximate the expected periods of benefit. Pro forma results of operations for these acquisitions have not been provided since these acquisitions were not material.

Note 6.     Restructurings

    Workforce reductions

    In connection with the Nims acquisition noted above, we entered into a plan to reduce workforce by 22 employees, most of whom have an expected termination date of April 30, 2004. The employees affected in the reduction are non-billable personnel whose responsibilities we plan to integrate into our existing operations to realize the synergies of the two operations. We recorded a liability of $0.3 million associated with severance, retention and other termination benefits and expect the plan to be substantially completed by December 31, 2004. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As of March 31, 2004, we had paid $19,000 in severance and retention costs.

    During 2003, we had two workforce reductions related to our business consulting arm and one of our North America branches, which included a headcount reduction of 25 and 50 employees, respectively. As a result of these reductions, we recorded a total restructuring charge of $1.3 million, consisting of retention and severance costs. In accordance with SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," we accrued for these costs beginning at the time of an employee's notification through the termination date. No further costs are anticipated to be incurred related to either of the two workforce reductions in 2003.

    As of March 31, 2004, we had completed all of the terminations related to the reductions in force for our business consulting arm and North America branch, respectively. Cash expenditures in 2004 related to the 2003 severance and retention restructuring accruals were $0.2 million. We expect to pay the remaining balance of $47,000 of severance and retention costs in the Second Quarter of 2004.

    In the Fourth Quarter of 2002 we recorded a restructuring charge under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring," of $3.2 million related to a workforce reduction of approximately 229 employees. In 2002, we also had a change in estimate of $251,000 in connection with workforce reduction, which resulted in a net workforce restructuring charge of $2.9 million. Cash expenditures for the three months ended March 31, 2004 related to 2002 workforce reductions were $17,000.

    Branch office closures

    In connection with the Nims acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we have recorded an initial restructuring liability of $1.4 million related to the lease obligation and certain other costs for eight facilities. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

    During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit. Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over-accrued by $1.0 million, as a result of negotiating early lease terminations or obtaining a subtenant. In prior years, in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success. Cash expenditures in 2004 related to all branch office closings totaled $2.2 million, which is net of approximately $0.4 million of sublease payments received.

    As part of our acquisitions of Metro Information Services, Inc. ("Metro") on November 30, 2001 and SignalTree Solutions ("SignalTree") on March 15, 2002, we entered into a plan to exit certain activities and to consolidate facilities and recorded restructuring liabilities. Included in the total of $2.2 million branch office cash expenditures, were cash payments of

    $0.4 million and $0.1 million, net of sublease income, for the lease obligations and other expenses associated with the restructured locations assumed with the Metro and SignalTree acquisitions, respectively. As of March 31, 2004, we have a remaining lease obligation liability of approximately $1.5 million and $1.3 million for Metro and SignalTree, respectively.

    The activity for the three months ended March 31, 2004 associated with restructuring charges is as follows (in thousands, except per share data):

	January 1, 2004 Balance	Cash Expenditures	Acquisition Related Charges in Fiscal 2004	March 31, 2004 Balance
Branch office closures and other expenditures
1999	$156	$(68)	$—	$88
2000	478	(232)	—	246
2001	2,343	(785)	—	1,558
2002	9,935	(1,054)	—	8,881
2003	871	(69)	—	802
2004	—	(14)	1,373	1,359

	13,783	(2,222)	1,373	12,934
2002 Workforce reduction	24	(17)	—	7
2003 Workforce reduction	213	(166)	—	47
2004 Workforce reduction	—	(19)	310	291

Total Restructuring Balance	$14,020	$(2,424)	$1,683	$13,279

    The restructuring balance is included in current accrued restructuring and accrued long-term restructuring costs in the accompanying condensed consolidated balance sheets.

Note 7.     Convertible Subordinated Debentures

    In June 2003, we issued in a private placement $150.0 million principal amount of 2.0% Convertible Subordinated Debentures due 2013. The Debentures are unsecured and subordinated in right of payment to all of our senior indebtedness. The Debentures accrue regular interest at a rate of 2.0% per year. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Beginning with the six-month interest period commencing June 15, 2008, we will pay additional contingent interest during any six-month interest period if the trading price of the Debentures for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the Debentures. During any interest period when contingent interest is payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.35% calculated on the average trading price of $1,000 principal amount of Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period and will be payable in arrears.

    On or after June 15, 2008, we may, by providing at least 30-day notice to the holders, redeem any of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest and unpaid interest, if any, and liquidated damages, if any, to, but excluding, the redemption date.

    The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price per share of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price per share of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions.

    Debt issuance costs were approximately $4.4 million and are included in deferred taxes and other assets, net, in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. The unamortized debt issuance costs were $3.7 million as of March 31, 2004.

Note 8.     Capital Stock

    On January 13, 2004, we announced that our Board of Directors had voted to convert all of our outstanding shares of Class B common stock into shares of our common stock on a one-for-one basis, effective February 1, 2004. Class B shares are entitled to 10 votes per share whereas shares of our common stock are entitled to only one vote per share on matters submitted to shareholders for vote. As of January 31, 2004, the Class B common stock represented less than 1% of the total of our outstanding shares of our Class B common stock and our common stock, net of treasury stock but had approximately 4.3% of the combined voting power of our outstanding shares of our Class B common stock and our common stock, net of treasury stock.

    In addition, in the three months ended March 31, 2004, a total of 256,264 shares of our common stock were exercised or purchased by participants under our stock option plans, 1992 ESPP and UK ESPP.

Note 9.     Related Parties, Commitments, and Contingencies

    Related Party Transactions

    Our principal executive office is located at 100 City Square in Boston, Massachusetts (the "New Facility"). In October 2001, we entered into a lease with Gateway Developers LLC ("Gateway LLC") for a term of 12 years, pursuant to which we agreed to lease approximately 95,000 square feet of office and development space. We lease approximately 57% of the New Facility and the remaining 43% is, or will be, occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of our Board of Directors, and his immediate family members.

    On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan with Citizens Bank of Massachusetts (the "Gateway Loan") in connection with the New Facility and an adjacent building located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan. Stephen D. Steinour, a member of our Board of Directors, is Chief Executive Officer of Citizens Bank of Pennsylvania. Citizens Bank of Massachusetts and Citizens Bank of Pennsylvania are subsidiaries of Citizens Financial Group, Inc. Mr. Steinour was not involved in the approval process for the Gateway Loan.

    We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in the three months ended March 31, 2004 were approximately $0.8 million.

    In view of these related party transactions, we concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." A liability in the same amount was included in the caption "Accrued long-term building costs" in the accompanying condensed consolidated balance sheets. For purposes of the condensed consolidated statements of cash flows, we characterized this treatment as a non-cash financing activity.

    As a result of the completion of the construction phase and our current occupancy, the related capitalized costs are now classified as "Building" and are included in property and equipment, net, in the accompanying condensed consolidated balance sheets. A liability for the same amount appears as accrued expenses and other liabilities and accrued long-term building costs, representing our short and long-term components. The costs of the building are being amortized on a straight-line basis over a 39-year useful life. Additionally, the obligation will be reduced over the life of the lease at an interest rate of 8.67%. The net effect of the amortization that is included in the operating results approximates the rent expense resulting from the contractual payments we are required to make under the lease.

    In February 1985, we entered into a lease, which subsequently was extended to a term of 20 years, with City Square Limited Partnership ("City Square"), pursuant to which we leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts. We now lease approximately 88% of this building and the remaining 12% is leased by other tenants. John F. Keane, Chairman of our Board of Directors, and Philip J. Harkins, a member of our Board of Directors, are limited partners of City Square. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under this lease, which will be approximately $1.0 million per year ($30.00 per square foot) for the remainder of the lease term (until February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, which will be approximately $0.2 million per year, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. As a result of our occupancy of the New Facility (as described above), we vacated and are in the process of seeking a third party to sublease the space we formerly occupied at Ten City Square.

    As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In the three months ended March 31, 2004, we paid approximately $0.3 million in lease payments and as of March 31, 2004 we had a remaining reserve balance of $2.6 million.

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as amended by FASB Interpretation No. 46(R) ("FIN 46R") in December 2003, which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.

    We have evaluated the applicability of FIN 46(R) to our relationship with each of City Square and Gateway LLC and determined that we are not required to consolidate these entities within our consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles. We believe that we do not have an interest in any variable interest entities that would require consolidation.

    In March 2003, our Audit Committee approved a related party transaction involving a director of Keane. We have subcontracted with Guardent, Inc. ("Guardent") for a customer project. Maria Cirino, a member of our Board of Directors, was at the time an executive officer, director, and shareholder of Guardent. In addition, the Audit Committee permitted us to engage Guardent as a sub-contractor for the purposes of providing future services to our customers. No payment to Guardent for a single engagement may exceed $75,000 and no payment to Guardent for all engagements in any calendar year may exceed $250,000. We did not make any payments to Guardent during the First Quarter ended March 31, 2004. On February 27, 2004, Guardent was acquired by VeriSign, Inc. ("VeriSign"). Since then, Ms. Cirino has held the position of Senior Vice President of VeriSign Managed Security services. As a result of the acquisition, we do not believe that Ms. Cirino's position at VeriSign and our business with Guardent will subsequently be considered a related party transaction.

    In July 2003, our Audit Committee approved a related party transaction involving a member of our Board of Directors. We sub-contracted with ArcStream Solutions, Inc. ("ArcStream") to develop and assist in the implementation of a wireless electronic application at two customer sites. In accordance with this transaction, we may pay ArcStream a royalty fee for potential future installations during the licensing period for the next seven years. John F. Keane, Jr., a member of our Board of Directors, is Chief Executive Officer, a director, and founder of ArcStream. John F. Keane, Jr. is the son of John F. Keane, Sr., Chairman of our Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer and a

    director. During the First Quarter ended March 31, 2004, we made payments of approximately $72,000 to ArcStream.

    Commitments and Contingencies

    We lease the New Facility from Gateway LLC as described above. We lease additional office space and apartments in more than seventy locations in North America, the United Kingdom, and India under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rental fees.

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

    In February 2003, we entered into a $50.0 million unsecured revolving credit facility ("credit facility") with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of March 31, 2004, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate.

    During the First Quarter of 2003, we paid $0.9 million related to certain earn-out considerations in connection with an acquisition made during the Third Quarter of 2002. Future earn-out payments are based on specific net revenue targets. Payments in the next six months for achieving these goals may range from $1.0 million to $2.0 million. We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During the three months ended March 31, 2004, we recognized revenue of approximately $1.2 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $0.6 million. The note has a one-year term with a one-year extension expiring on September 25, 2004.

    During the First Quarter of 2003, we received a $7.3 million award in connection with an arbitration proceeding initiated by us in 2000 against Signal Corporation for a breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

    We are involved in other litigation and various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows. We believe that these legal claims against us are without merit and intend to defend vigorously against them.

Note 10.   Segment Information

    Based on qualitative and quantitative criteria established by SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," we operate within one reportable segment: Professional Services. In this segment, we offer an integrated mix of end-to-end business solutions, such as Application and Business Process Outsourcing ("Outsourcing"), Development & Integration and Other IT Services.

    In accordance with the enterprise wide disclosure requirements of SFAS 131, our geographic information is as follows (in thousands):

	Three Months Ended March 31,
			At March 31, 2004	At December 31, 2003
	2004	2003
	Revenues	Revenues	Property & Equipment	Property & Equipment
Domestic	$205,215	$198,972	$66,169	$64,799
International	10,609	5,690	13,105	10,632

Total	$215,824	$204,662	$79,274	$75,431

    No single customer provides revenues that equal or exceed 10 percent of our consolidated revenues.

Keane, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words "believes," "anticipates," "plans," "expects," "estimates," "intends," "may," "projects," "will," "would," and similar expressions may be forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth below under the caption "Certain Factors That May Affect Future Results." These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on From 10-K for the year ended December 31, 2003, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

Components of Revenues

We help clients improve business and information technology ("IT") effectiveness. In order to align our reporting with our strategic priorities, beginning January 1, 2004, we are classifying our service offerings into the following three categories: Outsourcing, Development & Integration, and Other IT Services. These services were previously classified within our Plan, Build and Manage service offerings in our Annual Report on Form 10-K for the year ended December 31, 2003. Prior period amounts have been reclassified to conform to the current presentation. Below is description of each of our service offerings:

Outsourcing:    Our outsourcing services include Application and Business Process Outsourcing, as well as ongoing maintenance related to Development & Integration work for our Healthcare Solutions Division. Our Application Outsourcing services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. Under our Application Outsourcing service offering, we assume responsibility for managing a client's business applications with the goal of instituting operational efficiencies that enhance flexibility, free up client personnel resources, and achieve higher user satisfaction. Application Outsourcing provides us with large, long-term contracts, which generally do not require any capital outlay from us. These contracts usually span three to five years with the ability to renew. We receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. However, because our customers typically have the ability to reduce services under their contracts, our monthly fees may be reduced from the stated contract amounts.

Through our global delivery model we can offer customers the flexibility and economic advantage of allocating work among a variety of delivery options. These include onsite at a client's facility, nearshore in Halifax, Nova Scotia, and offshore at one of our three development centers in India. This integrated, highly flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new Application Outsourcing engagements. The distribution of work across multiple locations is typically based on a client's cost, technology, and risk management requirements. Our successful track record in absorbing the local staff of our clients is particularly attractive to many prospective clients.

Our Business Process Outsourcing ("BPO") services are provided by our majority owned subsidiary, Worldzen, Inc., now Keane Worldzen, Inc. ("Keane Worldzen"), which we acquired on October 17, 2003. Keane Worldzen specializes in providing BPO services to clients with complex processes in the financial services, insurance, and healthcare industries, and to clients with back office processes in several industries. Keane Worldzen's BPO services are designed to reduce the cost and increase the efficiency of our clients' business transactions, enabling companies to focus on their more profitable activities and avoid the distraction of non-core back-office processes. Keane Worldzen provides these low-cost, high-value outsourcing services from operations in both the United States ("U.S.") and India.

Development & Integration:    As application software becomes more complex, it requires sophisticated integration between front-end and back-end systems to enhance access to critical corporate data, enable process improvements, and improve customer service. Many of our Development and Integration projects focus on solutions for integration of enterprise applications, supply chain, and customer service problems. We also provide Development and Integration services to the public sector, which includes agencies within the U.S. Federal Government, various states, and other local government entities. Additionally, our Healthcare Solutions Division provides software solutions and integration support to both acute and long-term care providers.

Other IT Services:    Other IT Services are primarily comprised of IT consulting, project management and supplemental staff engagements that are billed on a time and material basis.

Global economic and political conditions continue to cause companies to be cautious about increasing their use of consulting and IT services, but we are beginning to see an upturn in demand for our services. We continue to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on revenues. In order for us to remain successful in the near term, we must continue to maintain and grow our client base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities. In the current economic environment, we must provide our clients with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced increases in demand for our services, and gross margin as a percentage of revenue has stabilized, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins over the longer term.

Components of Operating Expenses

The primary categories of operating expenses include: salaries, wages, and other direct costs; selling, general and administrative expenses; and amortization of intangible assets. Salaries, wages, and other direct costs are primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and other non-payroll costs. Selling expenses are driven primarily by business development activities and client targeting, image-development, and branding activities. General and administrative expenses primarily include costs for non-client facing personnel, information systems, and office space, which we seek to manage at levels consistent with changes in activity levels in our business. We continue to anticipate changes in demand for our services and to identify cost management initiatives to balance our mix of resources to meet current and projected future demand in our markets and will use our global sourcing as part of our cost effective delivery model.

We evaluate our improvement in profitability by comparing gross margins, and selling, general, and administrative ("SG&A") expenses as a percentage of revenues. Other key metrics that we use to manage and evaluate the performance of the business include new contract bookings, the number of billable personnel, and utilization rates. We calculate utilization rates by dividing the total billable hours per consultant by the total hours available from the consultant.

NEW CONTRACT BOOKINGS

New contract bookings represent the engagement value of contracts signed in the current reporting period. New contract bookings for the three months ended March 31, 2004 were $409.7 million, an increase of $205.1 million, or 100.2%, over new bookings of $204.6 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, Outsourcing bookings increased 276.2% to $266.9 million, Development & Integration bookings increased 25.2% to $39.7 million and Other IT bookings increased 1.1% to $103.1 million over the same period last year.

We provide information regarding our bookings because we believe it represents useful information regarding changes in the volume of our new business over time. However, information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues. Cancellations, and/or reductions in existing contracted amounts, are not reflected in the new contract bookings.

CONSOLIDATED RESULTS OF OPERATIONS
2004 COMPARED TO 2003
REVENUES (in thousands, except percentages)

	Three Months Ended March 31,				Increase (Decrease)
	2004	%	2003	%	$	%
Outsourcing	$104,544	48	$92,846	45	$11,698	12.6
Development & Integration	42,267	20	42,382	21	(115)	(0.3)
Other IT Services	69,013	32	69,434	34	(421)	(0.6)

Total	$215,824	100%	$204,662	100%	$11,162	5.5

Revenues

Revenues for the First Quarter ended March 31, 2004 were $215.8 million compared to revenues of $196.4 million for the Fourth Quarter ended December 31, 2003. Revenues for the First Quarter ended March 31, 2004 increased $11.2 million, or 5.5%, compared to the First Quarter of 2003 due primarily to the growth in Outsourcing services and the revenues from our newly acquired business. We completed our acquisition of Nims Associates, Inc. ("Nims") on February 27, 2004, and as a result, the operating results of Nims are included in our condensed consolidated financial statements beginning March 1, 2004. Revenues attributable to the operations of Nims that are included in our condensed consolidated statements of income in the First Quarter ended March 31, 2004 were approximately $4.6 million.

Outsourcing. Outsourcing service revenues for the First Quarter ended March 31, 2004 were $104.5 million, an increase of $9.6 million, or 10.2%, compared to the Fourth Quarter ended December 31, 2003. Outsourcing service revenues for the First Quarter ended March 31, 2004 increased $11.7 million, or 12.6%, over the same period in 2003. The increase in Outsourcing service revenues was primarily due to increased revenues from large outsourcing contracts, as well as the revenues generated by Nims. The Nims acquisition contributed approximately $3.0 million in Applications Outsourcing revenues in the First Quarter ended March 31, 2004. PacifiCare Health Systems, Inc. ("PacifiCare"), one of our largest clients, has reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the contract value. We expect revenues from this contract to decline approximately 10% or approximately $1.5 million per quarter beginning in the Second Quarter of 2004, resulting in a total decline of approximately $4.5 million in the aggregate for the year ended December 31, 2004. In addition, PacifiCare has recently requested that we change our monthly billing practices. The requested change, which differs from the terms of our contract with PacifiCare and our past practice with this client, would result in a reduction in our monthly billings to PacifiCare. PacifiCare has sought to apply this change in billing effective January 1, 2004. Although we have reviewed PacifiCare's request and do not believe that any billing adjustment is required to be made at this time, we may renegotiate our billing arrangement with PacifiCare at some point in the future. However, we expect the growth in new contract bookings of Application Outsourcing services, as well as the revenues from our newly acquired Nims business to more than offset the impact of this contract reduction on Outsourcing service revenues.

Development & Integration. Development & Integration service revenues for First Quarter ended March 31, 2004 were $42.3 million, an increase of $4.8 million, or 12.7%, compared to the Fourth Quarter ended December 31, 2003. Revenues in the Fourth Quarter of 2003 were negatively impacted by an adjustment of approximately $4.0 million for the settlement of a development project. Development & Integration service revenues for the First Quarter ended March 31, 2004 decreased $0.1 million, or 0.3%, over the same period in 2003. We believe that the relatively flat revenues for Development & Integration services are indicative of our clients' decision to continue deferring discretionary software development projects.

Other IT Services. Other IT Services revenues for the First Quarter ended March 31, 2004 were $69.0 million, an increase of $5.0 million, or 7.9%, compared to the Fourth Quarter ended December 31, 2003. Other IT Services revenues for the First Quarter ended March 31, 2004 decreased $0.4 million, or 0.6%, over the same period in 2003. We continue to experience pricing pressure from one of our large customers and plan to mitigate the impact of price reductions on gross margin by negotiating lower pricing of our subcontractor personnel.

The following table summarizes certain line items from our condensed consolidated statements of income (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2003	$	%
Revenues	$215,824	$204,662	$11,162	5.5
Salaries, wages, and other direct costs	149,990	142,431	7,559	5.3

Gross margin	$65,834	$62,231	$3,603	5.8

Gross margin %	30.5%	30.4%

Salaries, wages, and other direct costs

Salaries, wages, and other direct costs for the First Quarter ended March 31, 2004 increased $7.6 million, or 5.3%, over the same period in 2003. Salaries, wages, and other direct costs for the First

Quarter ended March 31, 2004 were $13.7 million higher compared to $136.3 million in the Fourth Quarter ended December 31, 2003. These increases were primarily attributable to costs of client service personnel to support the increased service revenues, as well as approximately $3.2 million in direct costs in support of the revenues generated by our newly acquired Nims business. Salaries, wages, and other direct costs were $150.0 million, or 69.5%, of total revenues, for the First Quarter ended March 31, 2004 compared to $142.4 million, or 69.6%, of total revenues for the same period in 2003.

Total billable employees for all operations were 6,971 as of March 31, 2004, compared to 6,369 total billable employees as of December 31, 2003 and 5,925 as of March 31, 2003. This includes a base of billable employees within our India operations of 1,059, which represents an increase of 183 employees, or 21%, over the Fourth Quarter ended December 31, 2003 and an increase of 559 employees, or 112%, over the First Quarter ended March 31, 2003. We added our India operation in March 2002 with our acquisition of SignalTree Solutions. In addition, this includes a base of 272 billable employees within our Keane Worldzen operations, which represents an increase of 85 employees or 45%, over the Fourth Quarter ended December 31, 2003. We acquired our controlling interest in Keane Worldzen in October 2003. In addition to these employees, we occasionally use sub-contract personnel to augment our billable staff, which represented 616 subcontractors as of March 31, 2004. Overall utilization rates for all three periods remained stable as we increased the number of billable employees.

Gross margin

Management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin for the First Quarter ended March 31, 2004 increased $3.6 million, or 5.8%, over the same period in 2003. Gross margin as a percentage of revenues for the First Quarter ended March 31, 2004 was 30.5% compared to 30.4% for the same period in 2003 and 30.6% for the Fourth Quarter ended December 31, 2003. We believe that the relatively constant gross margin percentage is indicative of a more stable environment for IT services, firmer utilization rates, as well as the benefit of our global sourcing capabilities. The lower labor cost associated with the increased use of offshore resources at our India facilities helped reduce the impact of lower pricing of our services on gross margin. We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

SG&A expenses for the First Quarter ended March 31, 2004 increased $5.1 million, or 10.7%, over the same period in 2003. SG&A expenses for the First Quarter ended March 31, 2004 were $53.2 million, or 24.7%, of total revenues as compared to $48.1 million, or 23.5%, of total revenues for the same period in 2003. The increase in SG&A expenses for the first three months of 2004 was due in part to the additional expenses associated with our newly acquired businesses, Keane Worldzen in the Fourth Quarter ended December 31, 2003 and Nims in the First Quarter ended March 31, 2004. Also contributing to the increase in SG&A expenses were higher marketing costs and higher costs associated with the growth of our India operations. We currently expect SG&A expenses as a percentage of revenues to decrease as we begin to integrate the operations of our Nims acquisition and realize the anticipated synergies of this business combination.

Amortization of intangible assets

Amortization of intangible assets for the First Quarter ended March 31, 2004 was $3.9 million, a decrease of 3.3% over the same period in 2003. The decrease in amortization of intangible assets for the first three months of 2004 was primarily due to certain intangibles that are fully amortized, which is offset in part by the additional intangible assets resulting from our Nims acquisition in the First Quarter ended March 31, 2004.

Interest and dividend income

Interest and dividend income for the First Quarter ended March 31, 2004 was $1.0 million compared to $0.3 million for the same period in 2003. The increase in interest and dividend income was the result of higher average cash balances and marketable securities. The higher average cash balances and marketable securities was due to the investment of the net proceeds from the issuance of our 2% Convertible Subordinate Debentures due 2013 ("Debentures") issued in June 2003 and strong cash flow, offset in part by the impact of our share repurchases during 2003 and the First Quarter ended March 31, 2004. To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

Interest expense for the First Quarter ended March 31, 2004 was $1.4 million, compared to $33,000 for the same period in 2003. The increase in interest expense was primarily related to the issuance of our Debentures and our corporate facility. The accounting for the facility as explained in Note 9 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" requires us to impute interest expense on the accrued building costs.

Other income, net

Other income, net was $0.1 million for the First Quarter ended March 31, 2004 compared to $7.3 million for the same period in 2003. Other income, net during the first three months of 2003 included a $7.3 million, $4.4 million after tax, favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

Minority Interest

During the Fourth Quarter of 2003, we completed our acquisition of a controlling interest in Keane Worldzen, a privately held BPO firm. Our initial investment resulted in an equity position of approximately 62% of the issued and outstanding capital stock of Keane Worldzen with the right to increase our ownership position over time. As a result of this transaction, we began to consolidate Keane Worldzen's financial results with ours in the Fourth Quarter of 2003. The amount in minority interest represents the loss attributable to minority shareholders for the period that we consolidated Keane Worldzen.

Income taxes

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. Our effective tax rate was 40.0% for the First Quarters ended March 31, 2004 and 2003. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.

Net income

Net income decreased to $5.5 million for the First Quarter ended March 31, 2004 compared to $10.6 million for the same period in 2003 due to the absence during the First Quarter of 2004 of the favorable judgment in an arbitration award for the same period in 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as amended by FASB Interpretation No. 46(R) ("FIN 46(R)"), which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. FIN 46(R) is effective prospectively for all variable interests obtained subsequent to December 31, 2002. For variable interests existing prior to December 31, 2002, consolidation is required for periods ending after March 15, 2004, with the exception of interests in special purpose entities, which were required in financial statements of public companies for periods ending after December 15, 2003. We have evaluated the applicability of FIN 46(R) to our relationship with each of City Square Limited Partnership ("City Square") and Gateway LLC and determined that these entities are not required to be consolidated within our consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles. We believe that we do not have an interest in any variable interest entities that would require consolidation.

In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13 ("SFAS 13"), "Accounting for Leases." The guidance in EITF Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. EITF Issue No. 01-08 will be effective for arrangements entered into or modified in the Second Quarter of 2004. Presently, we intend to adopt this statement prospectively and do not anticipate adoption of this statement to have a significant effect on our consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) ("SFAS 132 as revised"), "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans but does not change the measurement or recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions." SFAS 132 as revised requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except the additional disclosure information about foreign plans is effective for fiscal years ending after June 15, 2004. We have a foreign defined benefit plan and as a result, will include the required additional disclosures as of December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated Financial Condition (in thousands)

Three Months Ended March 31,	2004	2003

Cash Flows (Used for) Provided By
Operating activities	$(744)	$14,368
Investing activities	(3,565)	(14,687)
Financing activities	(4,171)	(21,895)
Effect of exchange rate on cash	127	(284)

Decrease in Cash and Cash Equivalents	$(8,353)	$(22,498)

We have historically financed our operations through our ability to generate cash from operations. We use the net cash generated from our operations to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At March 31, 2004, we had $178.3 million in cash and cash equivalents, and marketable securities. We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows used for operating activities

Net cash used for operating activities totaled $0.7 million for the three months ended March 31, 2004, as compared to cash provided by operations of $14.4 million for the three months ended March 31, 2003. The decrease in net cash provided by operating activities was driven in part by the absence of a $7.3 million payment that we received in connection with an arbitration proceeding in the First Quarter ended March 31, 2003. Accounts receivable increased $18.8 million to $137.0 million at the end of the First Quarter ended March 31, 2004 compared to the Fourth Quarter ended December 31, 2003. The accounts receivable increase was largely driven by the revenue growth experienced in the First Quarter. However, Day Sales Outstanding ("DSO"), an indicator of the effectiveness of our accounts receivable collections, was 52 days as of March 31, 2004 compared to 53 days as of December 31, 2003 and 59 days as of March 31, 2003. We calculate DSO using the trailing three months total revenue divided by the number of days in the quarter to determine daily revenue. The average accounts receivable balance for the three-month period is then divided by daily revenue. Partially offsetting the increase in accounts receivable was an increase in accrued liabilities.

Cash flows used for investing activities

Net cash used for investing activities in the three months ended March 31, 2004 and 2003 was primarily for investments, acquisitions, and capital expenditures.

During the three months ended March 31, 2004, we purchased $20.6 million and sold $38.8 million in marketable securities, generating a net source of cash of $18.2 million, as compared to purchases of $10.0 million and sales of $1.3 million in the First Quarter ended March 31, 2003. In addition, we invested $4.2 and $5.2 million in property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications as of March 31, 2004 and 2003, respectively. Also, on February 27, 2004, we acquired Nims, an information technology and consulting services company. We paid $17.7 million in cash, including transaction costs and net of cash acquired, for all of the outstanding stock of Nims. The purchase price may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. We paid $0.9 million in the First Quarter 2003 in relation to a 2002 acquisition.

Cash flows used for financing activities

Net cash flows used for financing activities was $4.2 million for the three months ended March 31, 2004 compared to $21.9 million for the three months ended March 31, 2003. Net cash flows used for financing activities were primarily for the repurchase of our common stock. The following is a summary of our repurchase activity for the First Quarter 2004 and 2003 (dollars in thousands):

	2004		2003
	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,	3,181,200		3,676,400
Authorizations	—		—
Repurchases	(456,000)	$6,755	(3,052,100)	$23,574

Shares remaining as of March 31,	2,725,200		624,300

These share repurchases more than offset the shares issued under our various stock ownership programs. Under these stock ownership programs, we issued 256,264 shares and 256,084 shares and received proceeds of $2.0 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. Between May 1999 and March 31, 2004, we have invested approximately $236.4 million to repurchase approximately 18.5 million shares of our common stock under nine separate authorizations.

In February 2003, we entered into a $50.0 million unsecured revolving credit facility ("credit facility") with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of March 31, 2004, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate. Based on our current operating plan, we believe that our cash and cash equivalents on hand, marketable securities, cash flows from operations, and our line of credit will be sufficient to meet our current capital requirements for at least the next 12 months.

Decrease in Cash and Cash Equivalents

Our cash and cash equivalents totaled $48.4 million and $23.9 million at March 31, 2004, and 2003, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to clients through increased billing rates. Rates charged by us are based on the cost of labor and market conditions within the industry.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time-to-time.

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

A significant portion of our expenses does not vary relative to revenue. As a result, if revenue in a particular quarter does not meet expectations, our operating results could be materially adversely affected, which in turn may have a material adverse impact on the market price of our common stock. In addition, many of our engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenue and profits.

We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance. In recent years, we have grown significantly through acquisitions. From January 1, 1999 through March 31, 2004, we have completed 13 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $412.4 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

We conduct business in the UK, Canada, and India, which exposes us to a number of difficulties inherent in international activities. As a result of our acquisition of a controlling interest in Keane Worldzen in October 2003 and the acquisition of SignalTree Solutions in March 2002, we now have three software development facilities in India. As of March 31, 2004, we had approximately 1,309 technical professionals in the region, including Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

If we fail to manage our geographically dispersed organization, we may fail to meet or exceed our financial objectives and our revenues may decline. We perform development activities in the U.S., Canada, and India, and have offices throughout the U.S., UK, Canada, and India. This geographic dispersion requires us to devote substantial management resources that locally based competitors do not need to devote to their operations.

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

We may be prohibited from repurchasing, and may not have the financial resources to repurchase, our Debentures on the date for repurchase at the option of the holder or upon a designated event, as required by the indenture governing our Debentures, which could cause defaults under our senior revolving credit facility and any other indebtedness we may incur in the future. The Debenture holders have the right to require us to repurchase all or a portion of their Debentures on June 15, 2008. The Debenture holders may also require us to repurchase all or a portion of their Debentures upon a designated event, as defined in the indenture governing the Debentures. If the Debenture holders elect to require us to repurchase their Debentures on any of the above dates or if a designated event were to occur, we may not have enough funds to pay the repurchase price for all tendered Debentures. We are currently prohibited under our senior revolving credit facility from repurchasing any Debentures if a designated event were to occur. We may also be prohibited under any indebtedness we may incur in the future from purchasing any Debentures prior to their stated maturity. In these circumstances, we will be required to repay all of the outstanding principal of, and pay any accrued and unpaid interest on, such indebtedness or to obtain the requisite consents from the holders of any such indebtedness to permit the repurchase of the Debentures. If we are unable to repay all of such indebtedness or are unable to obtain the necessary consents, we will be unable to offer to repurchase the Debentures, which would constitute an event of default under the indenture for the Debentures, which itself could constitute a default under our senior revolving credit facility or under the terms of any future indebtedness that we may incur. In addition, the events that constitute a designated event under the indenture for the Debentures are events of default under our senior revolving credit facility and may also be events of default under other indebtedness that we may incur in the future.

We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures. Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of March 31, 2004, we had approximately $192.5 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

Our ability to satisfy our future obligations, including debt service on our Debentures, depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk, sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. Our primary market risk exposure is that of interest rate risk on our investments, which would affect the carrying value of those investments. However, changes in market rates and the related impact on the fair value of our investments would not generally affect net income as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Since January 1, 2001, the United States Federal Reserve Board has significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. The decline in market interest rates has had an impact on the rate of return on our cash and investments. Additionally, we transact business in the UK, Canada, and India and as such have exposure associated with movement in foreign currency exchange rates. For the three months ended March 31, 2004 compared to the same period in 2003, the fluctuation in foreign currency exchange rates negatively impacted net income by approximately $0.6 million. Relative to the foreign currency exposures existing at March 31, 2004, a 10% unfavorable movement would have resulted in an additional $0.9 million reduction of net income. For the three months ended March 31, 2004, net revenues derived from our foreign operations totaled approximately 5% of our total revenues.

Item 4. Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer

concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Keane, Inc.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

  (e)
  The following table provides information about purchases by Keane during the three months ended March 31, 2004 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(a)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04-01/31/04	—	$—	—	3,181,200
02/01/04-02/29/04	103,000	$14.62	103,000	3,078,200
03/01/04-03/31/04	353,000	$14.87	353,000	2,725,200

Total:	456,000	$14.81	456,000	2,725,200

(1)
We repurchased an aggregate of 456,000 shares of our common stock pursuant to the repurchase programs that we publicly announced on May 30, 2003 (the "May Program") and June 12, 2003 (the "June Program"), respectively. Of the 456,000 shares repurchased, 453,000 shares were purchased on the open market and 3,000 shares were purchased pursuant to the forfeiture of restricted stock by an employee, which we elected to repurchase.

(2)
Our Board of Directors approved the repurchase by us of 3.0 million shares of our common stock pursuant to the May Program and 3.0 million shares of our common stock pursuant to the June Program. The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. The expiration dates of the May Program and June Program are May 30, 2004 and June 12, 2004, respectively. As of March 1, 2004, we had purchased all of the remaining shares under the May Program. Unless terminated earlier by resolution of our Board of Directors, the June Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

    Exhibit 31.1—Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

    Exhibit 31.2—Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

    Exhibit 32.1—Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

    Exhibit 32.2—Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

  (b)
  Reports on Form 8-K.

We filed or furnished the following Current Reports on Form 8-K during the three months ended March 31, 2004

  1.
  On January 13, 2004, we filed a Current Report on Form 8-K under Item 5, reporting that we issued a press release announcing that our Board of Directors had voted to convert all outstanding shares of our Class B common stock into shares of our common stock on a one-for-one basis, effective on February 1, 2004.

  2.
  On February 11, 2004, we furnished a Current Report on Form 8-K under Item 12, containing a copy of our earnings release for the quarter and year ended December 31, 2003.

  3.
  On February 11, 2004, we furnished a Current Report on Form 8-K under Item 9, containing a copy of a press release announcing we had entered into a letter of intent to acquire Nims Associates, Inc., an information technology and consulting services company.

  4.
  On March 5, 2004, we furnished a Current Report on Form 8-K under Item 9, containing a copy of a press release announcing the completion of our acquisition of Nims Associates, Inc.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC. (Registrant)
Date May 6, 2004	/s/ Brian T. Keane Brian T. Keane President and Chief Executive Officer
Date May 6, 2004	/s/ John J. Leahy John J. Leahy Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

QuickLinks

  Table of Contents
  Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit Index