Form 10-Q
period 2004-06-30
KEANE INC
filed 2004-08-05
CIK 54883

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2004
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

As of June 30, 2004, there were issued and outstanding 61,787,078 shares of the registrant's Common Stock (excluding 14,042,912 shares held in treasury) and no shares of the registrant's Class B Common Stock.

Keane, Inc.

Keane, Inc.

Part I. Financial Information

Item 1. Financial Statements

Keane, Inc.
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)

Revenues	$231,712	$203,511	$447,536	$408,173
Operating expenses
Salaries, wages, and other direct costs	161,710	138,260	311,700	280,691
Selling, general, and administrative expenses	52,665	50,324	105,882	98,399
Amortization of intangible assets	4,035	4,030	7,948	8,077
Restructuring charges, net	—	(561)	—	(561)

Operating income	13,302	11,458	22,006	21,567
Other income (expense)
Interest and dividend income	875	722	1,930	969
Interest expense	(1,400)	(1,066)	(2,838)	(1,099)
Other income (expense), net	166	(83)	291	7,195
Minority interest	509	—	1,270	—

Income before income taxes	13,452	11,031	22,659	28,632
Provision for income taxes	5,381	4,411	9,064	11,451

Net income	$8,071	$6,620	$13,595	$17,181

Basic earnings per share	$0.13	$0.10	$0.22	$0.25
Diluted earnings per share	$0.13	$0.10	$0.21	$0.25
Basic weighted average common shares outstanding	62,746	66,309	63,221	67,665
Diluted weighted average common shares and common share equivalents outstanding	63,721	66,819	64,298	67,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
		(See Note 1)
	(Dollars in thousands)
Assets
Current:
Cash and cash equivalents	$39,813	$56,736
Restricted cash	393	1,586
Marketable securities	117,079	147,814
Accounts receivable, net	136,606	111,094
Prepaid expenses and deferred taxes	17,334	15,082

Total current assets	311,225	332,312
Property and equipment, net	77,825	75,431
Goodwill	303,770	292,924
Customer lists, net	59,035	57,908
Other intangible assets, net	11,048	13,124
Deferred taxes and other assets, net	24,910	26,288

Total assets	$787,813	$797,987
Liabilities
Current:
Short-term debt	$1,393	$2,678
Accounts payable	13,977	12,331
Accrued restructuring	5,517	6,947
Unearned income	6,021	8,869
Accrued compensation	36,052	36,220
Accrued expenses and other liabilities	48,423	36,081

Total current liabilities	111,383	103,126
Long-term debt	150,036	150,193
Accrued long-term building costs	39,799	40,042
Accrued long-term restructuring	5,726	7,073
Deferred income taxes	34,940	30,879

Total liabilities	341,884	331,313
Minority Interest	7,272	8,542
Stockholders' Equity
Common stock	7,583	7,555
Class B common stock	—	28
Additional paid-in capital	168,532	167,548
Accumulated other comprehensive loss	(7,750)	(1,392)
Retained earnings	412,359	398,764
Unearned compensation	(577)	(704)
Less treasury stock, at cost	(141,490)	(113,667)

Stockholders' equity	438,657	458,132

Total liabilities and stockholders' equity	$787,813	$797,987

The accompanying notes are an integral part of the condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$13,595	$17,181
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	13,947	13,619
Deferred income taxes	3,593	1,516
Provision for doubtful accounts, net	(394)	(1,054)
Minority interest	(1,270)	—
Loss (gain) on sale of property and equipment	91	(24)
Gain on sale of investments	(186)	—
Other charges, net	(2,278)	(27)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(19,508)	9,383
Increase in prepaid expenses and other assets	(2,048)	(1,216)
Increase (decrease) in other liabilities	639	(9,726)
Increase in income taxes payable	231	6,764

Net cash provided by operating activities	6,412	36,416

Cash flows from investing activities:
Purchase of investments	(32,521)	(13,304)
Sale and maturities of investments	61,118	6,269
Purchase of property and equipment	(6,380)	(6,843)
Restricted cash	(151)	—
Proceeds from the sale of property and equipment	153	125
Payments for current year acquisitions, net of cash acquired	(18,039)	—
Payments for prior years acquisitions	(64)	(903)

Net cash provided by (used for) investing activities	4,116	(14,656)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	150,000
Debt issuance costs	(42)	(3,874)
Principal payments under capital lease obligations	(269)	(540)
Proceeds from issuance of common stock	2,932	2,339
Repurchase of common stock	(30,096)	(60,894)

Net cash (used for) provided by financing activities	(27,475)	87,031

Effect of exchange rate changes on cash	24	350
Net (decrease) increase in cash and cash equivalents	(16,923)	109,141
Cash and cash equivalents at beginning of period	56,736	46,383

Cash and cash equivalents at end of period	$39,813	$155,524

Supplemental information:
Income taxes paid	$5,367	$2,293
Interest paid	$1,546	$70

The accompanying notes are an integral part of the condensed consolidated financial statements.

Keane, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Keane, Inc. and our wholly and majority owned subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

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

Note 2.     Earnings Per Share Data

    The computation of earnings per share for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$8,071	$6,620	$13,595	$17,181
Weighted average number of common shares outstanding used in calculation of basic earnings per share	62,746	66,309	63,221	67,665
Incremental shares from restricted stock, employee stock purchase plan and the assumed exercise of dilutive stock options	975	510	1,077	281

Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	63,721	66,819	64,298	67,946

Earnings per share
Basic	$0.13	$0.10	$0.22	$0.25

Diluted	$0.13	$0.10	$0.21	$0.25

    Potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase 1,378,836 and 1,809,734 shares for the three months ended June 30, 2004 and 2003, and 1,352,097 and 2,914,559 shares for the six months ended June 30, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and, therefore, their effect would have been anti-dilutive.

    Our 2.0% Convertible Subordinated Debentures due 2013 ("Debentures") are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share. The Debentures become convertible under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003 when, among other circumstances, the closing price per share of our common stock is more than 120% of the conversion price (approximately $22.019 per share) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price per share of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions. The total amount of shares issuable upon the conversion of the Debentures is approximately 8.2 million.

    For the quarter and six month period ended June 30, 2004, the 8.2 million shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

    During the quarter ended June 30, 2004, we adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 03-6 ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share," which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Our Debentures are not participating securities under the provisions of EITF 03-6 as they do not participate in undistributed earnings with our common stock. No separate disclosure of basic or diluted earnings per share has been made for the Class B common stock as the impact was immaterial and, effective February 1, 2004, all of the Class B common stock was converted into shares of our common stock. In addition, there was no impact on the basic and diluted earnings per share for our common stock for all periods presented in the accompanying condensed consolidated statements of income. See Note 8 "Capital Stock" for further discussion.

Note 3.     Stock-Based Compensation

    We have stock-based compensation plans for which we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to our stock-based compensation and, accordingly, we use the intrinsic value-based method to account for stock option grants and restricted stock awards. We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant and, therefore, do not recognize compensation expense. We also grant restricted stock for a fixed number of shares to employees for nominal consideration. In 2003, in connection with our acquisition of a majority interest in

    Worldzen, Inc., now Keane Worldzen, Inc. ("Keane Worldzen"), certain employees were granted Keane Worldzen stock options. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," and Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), "Business Combinations," these Keane Worldzen stock options were recorded as unearned compensation at the date of acquisition and vest over the life of the stock option. Compensation expense related to restricted stock awards and the Keane Worldzen stock options is recorded ratably over the restriction and vesting period, respectively, and is included in the selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Our Employee Stock Purchase Plan ("ESPP") is non-compensatory as defined in APB 25 and, accordingly, we do not recognize compensation expense in our consolidated financial statements.

    We have adopted the disclosure-only provisions of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock and certain stock options.

    Had compensation expense for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, our net income and earnings per share for the three and six months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income—as reported	$8,071	$6,620	$13,595	$17,181
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	110	15	226	24

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	(1,078)	(824)	(2,177)	(3,030)

Net income—pro forma	$7,103	$5,811	$11,644	$14,175

Earnings per share
Basic—as reported	$0.13	$0.10	$0.22	$0.25
Basic—pro forma	$0.11	$0.09	$0.18	$0.21
Diluted—as reported	$0.13	$0.10	$0.21	$0.25
Diluted—pro forma	$0.11	$0.09	$0.18	$0.21

Note 4.     Comprehensive Income and Accumulated Other Comprehensive Loss

    Total comprehensive income (i.e., net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $5.7 million and $7.2 million for the three and six months ended June 30, 2004, respectively, and was $8.2 million and $18.6 million for the three and six months ended June 30, 2003, respectively.

    During the First Quarter of 2004, we closed our United Kingdom ("UK") defined benefit plan ("UK DBP") to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." In the First Quarter of 2004, we recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum pension liability of approximately $5.2 million through accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. As of June 30, 2004, the UK pension liability was approximately $10.6 million and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Note 5.     Business Acquisitions

    Nims Associates, Inc.

    On February 27, 2004, we acquired Nims Associates, Inc. ("Nims"), an information technology and consulting services company with offices in the Midwest and Advanced Development Centers ("ADCs") in Indianapolis and Dallas to expand our customer base, primarily in the financial and insurance industries. In exchange for all of Nims' outstanding capital stock, we paid $18.2 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The purchase price for this acquisition may be subject to further refinements based on future adjustments relating to the value of the acquired net assets. The portion of the purchase price related to the intangible assets has been finalized and was identified by independent appraisers utilizing standard valuation procedures and techniques. The total cost of the acquisition through June 30, 2004 is $23.1 million, which includes net assets acquired of approximately $5.2 million, goodwill of approximately $10.8 million and intangible assets of $7.0 million, the majority of which is being amortized on a straight-line basis over 10 years, and approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The operating results of Nims have been included in our unaudited condensed consolidated statements of income beginning March 1, 2004.

    At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction of 22 non-billable employees. As a result, we recorded a restructuring liability of $1.4 million related to the lease obligations and certain other costs for those facilities and $0.3 million related to severance and retention. In accordance with EITF Issue No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination," these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

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

    In connection with the acquisition, we obtained the right to purchase certain of the remaining shares held by the minority shareholders of Keane Worldzen at different times ("call options"). Our first call option is exercisable during the period beginning on January 1, 2006 and ending on December 31, 2006 and is based on a stated value for the underlying shares of $6.5 million. The fair value of the first call option, using a Black Scholes valuation model, is approximately $3.8 million and is included in deferred taxes and other assets, net, in the accompanying condensed consolidated balance sheets. The other call options are exercisable at the fair market value of the underlying shares during the call periods, which are exercisable at certain times during the period January 1, 2007 through December 31, 2009. Since these other call options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these call options in our condensed consolidated financial statements.

    Also in connection with the acquisition, the minority shareholders were given the right to require us to purchase certain of their remaining shares at various times ("put options") subject to the achievement of certain operating and financial milestones related to Keane Worldzen's business performance. The first put option, the term of which is October 17, 2003 through December 31, 2005, is exercisable based on a stated value for the underlying shares of $2.8 million. The fair value of this put option, using a Black Scholes valuation model, was approximately $279,000 at the acquisition date and is currently being recognized as compensation expense in the accompanying consolidated financial statements through the expiration date of the option. The other put options are exercisable at fair market value for the underlying shares during the put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010. Because these other put options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these put options in our condensed consolidated financial statements.

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

    In addition to the Nims and Keane Worldzen acquisitions, we completed an acquisition of a business complementary to our business strategy during the Third Quarter of 2002. The merger and consideration costs of this acquisition, which were accounted for using the purchase method of accounting, totaled $13.2 million, which includes a $0.2 million liability adjustment in the First Quarter of 2004. The purchase price included contingent consideration based upon operating performance of the acquired business. During the First Quarter of 2003, we paid an additional $0.9 million related to earn-outs for this acquisition and recorded this amount as additional purchase price.

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

Note 6.     Restructurings

    Workforce reductions

    In connection with the Nims acquisition noted above, we entered into a plan to reduce workforce by 22 employees, most of whom had a termination date of April 30, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of $321,000 associated with severance, retention and other termination benefits and expect the plan to be substantially completed by December 31, 2004. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As of June 30, 2004, we had paid $264,000 in severance and retention costs.

    During the Second Quarter of 2003, we had a workforce reduction related to one of our North America branches, which included a headcount reduction of 50 employees. In connection with the 2003 workforce reduction, we recorded a charge of $321,000 related to retention and severance costs consisting of salaries, wages, and other direct costs. We also reevaluated the estimates recorded for a restructuring charge taken in 2002 for a workforce reduction, and, as a result, reduced our accruals by $882,000. The net impact during the Second Quarter of 2003 was an expense reduction to our condensed consolidated statements of income of $561,000. During the Third Quarter of 2003, we had an additional workforce reduction for 25 employees related to our business consulting arm. As a result of these workforce reductions, we recorded a total restructuring charge of $1.3 million in 2003, consisting of retention and severance costs. In accordance with SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," we accrued for these costs beginning at the time of an employee's notification through the termination date. No further costs are anticipated to be incurred related to either of the two workforce reductions in 2003.

    As of June 30, 2004, we had completed all of the terminations related to the reductions in force for our business consulting arm and North America branch, respectively. Cash expenditures for the six months ended June 30, 2004 related to the 2003 severance and retention restructuring accruals were $0.2 million. No further payments related to the 2003 workforce reductions will be paid.

    In the Fourth Quarter of 2002 we recorded a restructuring charge under EITF Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," of $3.2 million related to a workforce reduction of approximately 229 employees. In 2002, we also had a change in estimate of $251,000 in connection with workforce reduction, which resulted in a net workforce restructuring charge of $2.9 million. Cash expenditures for the six months ended June 30, 2004 related to 2002 workforce reductions were $24,000. No further payments related to the 2002 workforce reductions will be paid.

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

    During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit. Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we over-accrued by $1.0 million, as a result of negotiating early lease terminations or obtaining a subtenant. In prior years, in accordance with EITF 94-3, we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success. Cash expenditures in 2004 related to all branch office closings totaled $4.0 million, which is net of approximately $0.8 million of sublease payments received.

    As part of our acquisitions of Metro Information Services, Inc. ("Metro") on November 30, 2001 and SignalTree Solutions ("SignalTree") on March 15, 2002, we entered into a plan to exit certain activities and to consolidate facilities and recorded restructuring liabilities. Included in the total of $4.0 million branch office cash expenditures, were cash payments of $0.8 million and $0.2 million, net of sublease income, for the lease obligations and other expenses associated with the restructured locations assumed with the Metro and SignalTree acquisitions, respectively. As of June 30, 2004, we have a remaining lease obligation liability of approximately $1.1 million and $1.2 million for Metro and SignalTree, respectively. Our lease obligations for Metro and SignalTree extend until April 30, 2007 and December 31, 2007, respectively.

The activity for the six months ended June 30, 2004 associated with restructuring charges is as follows (in thousands, except per share data):

	January 1, 2004 Balance	Cash Expenditures	Acquisition Related Charges in Fiscal 2004	June 30, 2004 Balance
Branch office closures and other expenditures
1999	$156	$(115)	$—	$41
2000	478	(351)	—	127
2001	2,343	(1,285)	—	1,058
2002	9,935	(2,037)	—	7,898
2003	871	(133)	—	738
2004	—	(49)	1,373	1,324

	13,783	(3,970)	1,373	11,186
2002 Workforce reduction	24	(24)	—	—
2003 Workforce reduction	213	(213)	—	—
2004 Workforce reduction	—	(264)	321	57

Total Restructuring Balance	$14,020	$(4,471)	$1,694	$11,243

    The restructuring balance is included in current accrued restructuring and accrued long-term restructuring costs in the accompanying condensed consolidated balance sheets.

Note 7.     Convertible Subordinated Debentures

    In June 2003, we issued in a private placement $150.0 million principal amount of Debentures. The Debentures are unsecured and subordinated in right of payment to all of our senior indebtedness. The Debentures accrue regular interest at a rate of 2.0% per year. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Beginning with the six-month interest period commencing June 15, 2008, we will pay additional contingent interest during any six-month interest period if the trading price of the Debentures for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the Debentures. During any interest period when contingent interest is payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.35% calculated on the average trading price of $1,000 principal amount of Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period and will be payable in arrears.

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

    Debt issuance costs were approximately $4.4 million and are included in deferred taxes and other assets, net, in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. The unamortized debt issuance costs were $3.5 million as of June 30, 2004.

Note 8.     Capital Stock

    On January 13, 2004, we announced that our Board of Directors had voted to convert all of our outstanding shares of Class B common stock into shares of our common stock on a one-for-one basis, effective February 1, 2004. Class B shares are entitled to 10 votes per share whereas shares of our common stock are entitled to only one vote per share on matters submitted to shareholders for vote. As of January 31, 2004, the Class B common stock represented less than 1% of the total of our outstanding shares of our Class B common stock and our common stock, net of treasury stock, but had approximately 4.3% of the combined voting power of our outstanding shares of our Class B common stock and our common stock, net of treasury stock.

    On June 14, 2004, we announced that our Board of Directors had authorized us to repurchase an additional 3 million shares of our common stock over the next 12 months effective June 13, 2004. This authorization replaced the June 12, 2003 authorization to purchase 3 million shares of our common stock, of which only 1,817,700 shares were repurchased prior to the expiration of the June 2003 authorization.

    During the six months ended June 30, 2004, a total of 277,088 shares of our common stock were exercised or purchased by participants under our stock option plans, ESPP and UK ESPP. In addition, 8,681 shares of our common stock were issued to four of our directors in lieu of cash as payment for the annual fee or meeting attendance fees. At our Annual Meeting of Stockholders held on May 27, 2004, our shareholders approved an amendment to increase the number of shares of common stock issuable under our ESPP from 4,550,000 to 6,550,000 shares.

Note 9.     Related Parties, Commitments, and Contingencies

    Related Party Transactions

    Our principal executive office is located at 100 City Square in Boston, Massachusetts (the "New Facility"). In October 2001, we entered into a lease with Gateway Developers LLC ("Gateway LLC") for a term of 12 years, pursuant to which we agreed to lease approximately 95,000 square feet of office and development space in the New Facility. We lease approximately 57% of the New Facility and the remaining 43% is, or will be, occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of our Board of Directors, and his immediate family members.

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

    We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in the six months ended June 30, 2004 were approximately $1.7 million.

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

    As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In the six months ended June 30, 2004, we paid approximately $0.6 million in lease payments and as of June 30, 2004 we had a remaining reserve balance of $2.4 million.

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as amended by FASB Interpretation No. 46(R) ("FIN 46(R)") in December 2003, which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.

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

    In March 2003, our Audit Committee approved a related party transaction involving a director of Keane. We have subcontracted with Guardent, Inc. ("Guardent") for a customer project. Maria Cirino, a member of our Board of Directors, was at the time an executive officer, director, and shareholder of Guardent. In addition, the Audit Committee permitted us to engage Guardent as a sub-contractor for the purpose of providing future services to our customers. No payment to Guardent for a single engagement may exceed $75,000 and no payment to Guardent for all engagements in any calendar year may exceed $250,000. We did not make any payments to Guardent during the six months ended June 30, 2004. On February 27, 2004, Guardent was acquired by VeriSign, Inc. ("VeriSign"). Since then, Ms. Cirino has held the position of Senior Vice President of VeriSign Managed Security services. As a result of the acquisition, we do not believe that Ms. Cirino's position at VeriSign and our business with Guardent will subsequently be considered a related party transaction.

    In July 2003, our Audit Committee approved a related party transaction involving a member of our Board of Directors. We sub-contracted with ArcStream Solutions, Inc. ("ArcStream") to develop and assist in the implementation of a wireless electronic application at two customer sites. In accordance with this transaction, we may pay ArcStream a royalty fee for potential future installations during the licensing period for the next seven years. John F. Keane, Jr., a member of our Board of Directors, is Chief Executive Officer, a director, and founder of

    ArcStream. John F. Keane, Jr. is the son of John F. Keane, Sr., Chairman of our Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer and a director. Effective June 21, 2004, our Audit Committee approved the termination of our agreement with ArcStream and a payment of $150,000 by us to ArcStream in exchange for a release of all parties from any further performance or payment obligations under the original agreement. The termination was for convenience and was not related to ArcStream's performance under the agreement. During the six months ended June 30, 2004, we made payments of approximately $225,000 to ArcStream, including the termination payment referred to above.

    Commitments and Contingencies

    We lease the New Facility from Gateway LLC as described above. We lease additional office space and apartments in more than 70 locations in North America, the United Kingdom, and India under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rental fees.

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

    In February 2003, we entered into a $50.0 million unsecured revolving credit facility ("credit facility") with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of June 30, 2004, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate.

    During the First Quarter of 2003, we paid $0.9 million related to certain earn-out considerations in connection with an acquisition made during the Third Quarter of 2002. Future earn-out payments are based on specific net revenue targets. Payments earned through September 30, 2004 for achieving these goals may range from $1.0 million to $2.0 million. We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During the six months ended June 30, 2004, we recognized revenue of approximately $2.4 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $1.2 million. The note has a one-year term with a one-year extension expiring on September 25, 2004.

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

    In accordance with the enterprise wide disclosure requirements of SFAS 131, our geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Domestic	$218,332	$198,777	$423,547	$397,749
International	13,380	4,734	23,989	10,424

Total Revenues:	$231,712	$203,511	$447,536	$408,173

	At June 30, 2004	At December 31, 2003
Property & Equipment:
Domestic	$65,576	$64,799
International	12,249	10,632

Total Property & Equipment	$77,825	$75,431

    No single customer provides revenues that equal or exceed 10 percent of our consolidated revenues.

Note 11.   Subsequent Event

    On July 13, 2004, we acquired Fast Track Holdings Limited ("Fast Track"), a privately held consulting firm based in the United Kingdom that manages the design, integration, and rapid deployment of large-scale SAP implementations. In exchange for all of Fast Track's outstanding capital stock, we paid approximately $3.0 million in cash, with the potential to pay up to approximately $5.0 million, additionally, in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. The acquisition will be accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The operating results of Fast Track will be included in our consolidated statement of operations beginning July 14, 2004.

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

Outsourcing:    Our outsourcing services include Application and Business Process Outsourcing, as well as ongoing maintenance related to Development & Integration work for our Healthcare Solutions Division. Our Application Outsourcing services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. Under our Application Outsourcing service offering, we assume responsibility for managing a client's business applications with the goal of instituting operational efficiencies that enhance flexibility, free up client personnel resources, and achieve higher user satisfaction. Application Outsourcing typically provides us with large, long-term contracts, which generally do not require any capital outlay by us. These contracts usually span three to five years with the ability to renew. We receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. However, because our customers typically have the ability to reduce services under their contracts, our monthly fees may be reduced from the stated contract amounts.

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

Our Business Process Outsourcing ("BPO") services are provided by our majority owned subsidiary, Worldzen, Inc., now Keane Worldzen, Inc. ("Keane Worldzen"), which we acquired on October 17, 2003. Keane Worldzen specializes in providing BPO services to clients with complex processes in the financial services, insurance, and healthcare industries, and to clients with back-office processes in several industries. Keane Worldzen's BPO services are designed to reduce the cost and increase the efficiency of our clients' business transactions, enabling companies to focus on their more profitable activities and avoid the distraction of non-core back-office processes. Keane Worldzen provides these low-cost, high-value outsourcing services from operations in both the United States ("U.S.") and India.

Development & Integration:    As application software becomes more complex, it requires sophisticated integration between front-end and back-end systems to enhance access to critical corporate data, enable process improvements, and improve customer service. Many of our Development & Integration projects focus on solutions for the integration of enterprise applications, supply chain, and customer service problems. We also provide Development & Integration services to the public sector, which includes agencies within the U.S. Federal Government, various states, and other local government entities. Additionally, our Healthcare Solutions Division provides software solutions and integration support to both acute and long-term care providers.

Other IT Services:    Other IT Services are primarily comprised of IT consulting, project management and supplemental staff engagements that are principally billed on a time and materials basis.

Global economic and political conditions continue to cause companies to be cautious about increasing their use of consulting and IT services, but we are beginning to see an upturn in demand for our services. We continue to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on revenues. We also experience wage inflation, primarily in India, as the demand for those resources increases. In order for us to remain successful in the near term, we must continue to maintain and grow our client base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities. In the current economic environment, we must provide our clients with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced increases in demand for our services, and gross margin as a percentage of revenue has stabilized over the past three quarters, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins during the remainder of 2004 and over the longer term.

Components of Operating Expenses

The primary categories of operating expenses include: salaries, wages, and other direct costs; selling, general and administrative expenses; and amortization of intangible assets. Salaries, wages, and other direct costs are primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and other non-payroll costs. Selling expenses are driven primarily by business development activities and client targeting, image-development, and branding activities. General and administrative expenses primarily include costs for non-client facing personnel, information systems, and office space, which we seek to manage at levels consistent with changes in the activity levels in our business. We continue to anticipate changes in demand for our services and to identify cost management initiatives to balance our mix of resources to meet current and projected future demand in our markets. We will also continue to use our global sourcing as part of our cost effective delivery model.

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

EMPLOYEES

As of June 30, 2004, we had 8,382 total employees, including 7,062 business and technical professionals whose services are billable to clients. This includes a base of 1,708 employees (of which 1,427 employees are billable) in India, including our Keane Worldzen operations.

NEW CONTRACT BOOKINGS

New contract bookings represent the engagement value of contracts signed in the current reporting period. New contract bookings for the three months ended June 30, 2004 were $282.3 million, an increase of $57.1 million, or 25.3%, over new bookings of $225.2 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, Outsourcing bookings increased 13.5% to $149.4 million, Development & Integration bookings increased 124.9% to $42.6 million and Other IT bookings increased 20.9% to $90.3 million over the same period last year.

New contract bookings for the six months ended June 30, 2004 were $692.0 million, an increase of $262.2 million, or 61.0%, over new bookings of $429.8 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, Outsourcing bookings increased 104.8% to $417.4 million, Development & Integration bookings increased 65.3% to $80.5 million and Other IT bookings increased 9.4% to $194.1 million over the same period last year.

We provide information regarding our bookings because we believe it represents useful information regarding changes in the volume of our new business over time. However, information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues. Cancellations and/or reductions in existing contracted amounts, are not reflected in new contract bookings.

CONSOLIDATED RESULTS OF OPERATIONS
2004 COMPARED TO 2003
REVENUES (in thousands, except percentages)

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase (Decrease)
	2004	%	2003	%	$	%	2004	%	2003	%	$	%
Outsourcing	$116,515	50	$91,463	45	$25,052	27.4	$221,768	50	$184,967	45	36,801	19.9
Development & Integration	44,780	20	41,677	20	3,103	7.4	86,679	19	82,932	20	3,747	4.5
Other IT Services	70,417	30	70,371	35	46	0.1	139,089	31	140,274	35	(1,185)	(0.8)

Total	$231,712	100%	$203,511	100%	$28,201	13.9	$447,536	100%	408,173	100%	39,363	9.6

Revenues

Revenues for the Second Quarter ended June 30, 2004 were $231.7 million, an increase of $15.9 million, or 7.4% compared to revenues of $215.8 million for the First Quarter ended March 31, 2004. Revenues for the Second Quarter ended June 30, 2004 increased $28.2 million, or 13.9%, compared to the Second Quarter of 2003 due primarily to the growth in Outsourcing services and revenues from our newly acquired business. We completed our acquisition of Nims Associates, Inc. ("Nims") on February 27, 2004, and as a result, the operating results of Nims have been included in our condensed consolidated financial statements beginning March 1, 2004.

Revenues for the six months ended June 30, 2004 were $447.5 million, an increase of $39.4 million, or 9.6%, compared to revenues of $408.2 million for the same period last year due primarily to the growth in Outsourcing services and revenues from our newly acquired business.

Outsourcing. Outsourcing service revenues for the Second Quarter ended June 30, 2004 were $116.5 million, an increase of $11.3 million, or 10.7%, compared to the First Quarter ended March 31, 2004. Outsourcing service revenues for the Second Quarter ended June 30, 2004 increased $25.1 million, or 27.4%, and for the first six months of 2004 increased $36.8 million, or 19.9%, over the same periods in 2003. The increase in Outsourcing service revenues was primarily due to increased revenues from large outsourcing contracts, as well as the revenues generated by Nims. PacifiCare Health Systems, Inc. ("PacifiCare"), one of our largest clients, has reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the contract value. Revenues from this contract in the Second Quarter of 2004 were unchanged from the First Quarter 2004 revenues from this contract. During the Second Quarter ended June 30, 2004, PacifiCare requested that we further reduce service levels to levels below the minimums provided in our contract. The requested change was not consistent with the terms of our contract with PacifiCare and would have resulted in a reduction in our monthly billings to PacifiCare. As a result of our discussions, PacifiCare has agreed to comply with the terms of the contract. We anticipate that we will be renegotiating our Outsourcing contract with PacifiCare at some point in the future. However, we expect the growth in new contract bookings of Application Outsourcing services, as well as the revenues from our newly acquired Nims business, will more than offset the impact of this contract reduction on Outsourcing service revenues.

Development & Integration. Development & Integration service revenues for Second Quarter ended June 30, 2004 were $44.8 million, an increase of $2.9 million, or 6.9%, compared to the First Quarter ended March 31, 2004. Development & Integration service revenues for the Second Quarter ended June 30, 2004 increased $3.1 million, or 7.4%, and for the six months ended June 30, 2004 increased $3.7 million, or 4.5% over the same periods in 2003.

Other IT Services. Other IT Services revenues for the Second Quarter ended June 30, 2004 were $70.4 million, an increase of $1.7 million, or 2.5%, compared to the First Quarter ended March 31, 2004. Other IT Services revenues for the Second Quarter ended June 30, 2004 increased $46,000, or 0.1%, and for the first six months of 2004 decreased $1.2 million, or 0.8% over the same periods in 2003. During the Second Quarter ended June 30, 2004 we agreed to a 5% price reduction for one of our large customers and mitigated the impact of that price reduction on gross margin by negotiating lower pricing of our subcontractor personnel.

The following table summarizes certain line items from our condensed consolidated statements of income (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2004	2003	$	%	2004	2003	$	%
Revenues	$231,712	$203,511	$28,201	13.9	$447,536	$408,173	$39,363	9.6
Salaries, wages, and other direct costs	161,710	138,260	23,450	17.0	311,700	280,691	31,009	11.0

Gross margin	$70,002	$65,251	$4,751	7.3	$135,836	$127,482	$8,354	6.6

Gross margin %	30.2%	32.1%			30.4%	31.2%

Salaries, wages, and other direct costs

Salaries, wages, and other direct costs for the Second Quarter ended June 30, 2004 were $161.7 million, an increase of $11.7 million compared to $150.0 million in the First Quarter ended March 31, 2004. Salaries, wages, and other direct costs for the Second Quarter ended June 30, 2004 increased $23.5 million, or 17.0%, and for the first six months of 2004 increased $31.0 million, or 11.0%, over the same periods in 2003. These increases were primarily attributable to costs of client service personnel to support the increased service revenues as well as an increase in direct costs to support the revenues generated by our newly acquired Nims business. Salaries, wages, and other direct costs were $161.7 million, or 69.8%, of total revenues, for the Second Quarter ended June 30, 2004 and for the first six months of 2004 were $311.7 million, or 69.6% of total revenues, compared to $138.3 million, or 67.9%, and $280.7 million, or 68.8%, of total revenues for the same periods in 2003.

Total billable employees for all operations were 7,062 as of June 30, 2004, compared to 6,971 total billable employees as of March 31, 2004 and 5,819 as of June 30, 2003. This includes a base of billable employees within our India operations of 1,084, which represents an increase of 25 employees, or 2.4%, over the First Quarter ended March 31, 2004 and an increase of 461 employees, or 74.0%, over the Second Quarter ended June 30, 2003. We added our India operation in March 2002 with our acquisition of SignalTree Solutions. In addition, this includes a base of 367 billable employees within our Keane Worldzen operations, which represents an increase of 95 employees, or 34.9%, over the First Quarter ended March 31, 2004. We acquired our controlling interest in Keane Worldzen in October 2003. In addition to these employees, we occasionally use subcontract personnel to augment our billable staff, which represented 641 subcontractors as of June 30, 2004. Overall utilization rates for all three periods remained stable as we increased the number of billable employees.

Gross margin

Our management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin for the Second Quarter ended June 30, 2004 increased $4.8 million, or 7.3%, and for the first six months of 2004 increased $8.4 million, or 6.6%, over the same periods in 2003. Gross margin as a percentage of revenues for the Second Quarter ended June 30, 2004 was 30.2% and for the first six months of 2004 was 30.4% compared to 32.1% and

31.2% for the same periods in 2003 and 30.5% for the First Quarter ended March 31, 2004. We believe that the relatively constant gross margin percentage over the past three quarters is indicative of a more stable environment for IT services, and firmer utilization rates, as well as the benefit of our global sourcing capabilities. The lower labor cost associated with the increased use of offshore resources at our India facilities helped reduce the impact of lower pricing of our services on gross margin. We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

SG&A expenses for the Second Quarter ended June 30, 2004 increased $2.3 million, or 4.7%, and for the first six months of 2004 increased $7.5 million, or 7.6%, over the same periods in 2003. SG&A expenses for the Second Quarter ended June 30, 2004 were $52.7 million, or 22.7% of total revenues, and for the first six months of 2004 were $105.9 million, or 23.7% of total revenues, as compared to $50.3 million, or 24.7% of total revenues, and $98.4 million, or 24.1% of total revenues, respectively, for the same periods in 2003. The increase in SG&A expenses for the first six months of 2004 was due in part to the additional expenses associated with our newly acquired businesses, Keane Worldzen in the Fourth Quarter ended December 31, 2003 and Nims in the First Quarter ended March 31, 2004. Also contributing to the increase in SG&A expenses were higher marketing costs and higher costs associated with the growth of our India operations. We have begun to see SG&A expenses as a percentage of revenues decrease as a result of the integration of the operations of Nims.

Amortization of intangible assets

Amortization of intangible assets for the Second Quarter ended June 30, 2004 was $4.0 million, and for the first six months of 2004 was $7.9 million, which is flat compared to the same periods in 2003. The amortization of intangible assets for 2004 was reduced by certain intangibles that have become fully amortized, offset in part by the additional intangible assets resulting from our Nims acquisition in the First Quarter ended March 31, 2004.

Restructuring charges, net

During the Second Quarter of 2003, we reevaluated our estimates recorded for the restructuring charge taken in 2002 and as a result recorded an expense reduction of $0.6 million for workforce reductions.

Interest and dividend income

Interest and dividend income for the Second Quarter ended June 30, 2004 was $0.9 million and for the first six months of 2004 was $1.9 million compared to $0.7 million and $1.0 million, respectively, for the same periods in 2003. The increases in interest and dividend income were the result of higher average cash balances and marketable securities. The higher average cash balances and marketable securities was due to the investment of the net proceeds from the issuance of our 2.0% Convertible Subordinate Debentures due 2013 ("Debentures") issued in June 2003 and strong cash flow, offset in part by the impact of our share repurchases during 2003 and the six months ended June 30, 2004. To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

Interest expense for the Second Quarter ended June 30, 2004 was $1.4 million and for the first six months of 2004 was $2.8 million, compared to $1.1 million for both comparable periods in 2003. The increase in interest expense was primarily related to the issuance of our Debentures and our corporate facility. The accounting for the facility as explained in Note 9 "Related Parties, Commitments, and Contingencies" requires us to impute interest expense on the accrued building costs.

Other income (expense), net

Other income, net was $0.2 million for the Second Quarter ended June 30, 2004 and was $0.3 million for the first six months of 2004 compared to expense of $83,000 and income of $7.2 million, respectively, for the same periods in 2003. Other income, net during the First Quarter of 2003 included a $7.3 million, $4.4 million after tax, favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

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

Income taxes

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. Our effective tax rate was 40.0% for the Second Quarters ended June 30, 2004 and 2003 and the first six months of 2004 and 2003. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.

Net income

Net income increased to $8.1 million for the Second Quarter ended June 30, 2004 compared to the Second Quarter of 2003 due to the improved operating income. Net income for the Second Quarter ended June 30, 2004 increased $2.5 million, or 46.1%, compared to the First Quarter ended March 31, 2004 as a result of generating higher revenues while keeping SG&A expenses flat. Net income decreased to $13.6 million for the first six months of 2004 compared to $17.2 million, for the same period in 2003 due to the absence during the First Quarter of 2004 of the $4.4 million after tax proceeds from a favorable judgment in an arbitration award during the same period in 2003.

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

In May 2003, the EITF reached a consensus on Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13 ("SFAS 13"), "Accounting for Leases." The guidance in EITF Issue No. 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. EITF Issue No. 01-08 will be effective for arrangements entered into or modified in the Second Quarter of 2004. The adoption of this statement did not have a significant effect on our consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) ("SFAS 132 as revised"), "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans but does not change the measurement or recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions." SFAS 132 as revised requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except the additional disclosure information about foreign plans is effective for fiscal years ending after June 15, 2004. We have a foreign defined benefit plan and, as a result, will include the required additional disclosures as of December 31, 2004.

In March 2004, the EITF reached consensuses on Issue No. 03-6 ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share", which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Our Debentures are not participating securities under the provisions of EITF 03-6 as they do not participate in undistributed earnings with our common stock. No separate disclosure of basic or diluted earnings per share has been made for the Class B common stock as the impact was immaterial and, effective February 1, 2004, all of the Class B common stock was converted into shares of our common stock. In addition, there was no impact on the basic and diluted earnings per share for our common stock for all periods presented in the accompanying condensed consolidated statements of income. See Note 8 "Capital Stock" in the notes to the accompanying condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated Financial Condition (in thousands)

Six Months Ended June 30,	2004	2003
Cash Flows Provided By (Used For)
Operating activities	$6,412	$36,416
Investing activities	4,116	(14,656)
Financing activities	(27,475)	87,031
Effect of exchange rate on cash	24	350

(Decrease) increase in Cash and cash equivalents	$(16,923)	$109,141

We have historically financed our operations from cash generated from operations. We use the net cash generated from our operations to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At June 30, 2004, we had $156.9 million in cash and cash equivalents, and marketable securities. We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows provided by operating activities

Net cash provided by operating activities totaled $6.4 million for the six months ended June 30, 2004, as compared to cash provided by operations of $36.4 million for the six months ended June 30, 2003. The decrease in net cash provided by operating activities was driven in part by the absence of a $7.3 million payment that we received in connection with an arbitration proceeding in the First Quarter of 2003, $3.1 million of higher tax payments during the six months ended June 30, 2004 and higher working capital requirements. Accounts receivable increased $19.5 million to $136.6 million in the six months ended June 30, 2004 compared to the Fourth Quarter ended December 31, 2003. The accounts receivable increase was largely driven by the revenue growth experienced in the first six months of 2004. However, Day Sales Outstanding ("DSO"), an indicator of the effectiveness of our accounts receivable collections, was 53 days as of June 30, 2004 compared to 53 days as of December 31, 2003 and 57 days as of June 30, 2003. We calculate DSO using the trailing three months total revenue divided by the number of days in the quarter to determine daily revenue. The average accounts receivable balance for the three-month period is then divided by daily revenue.

Cash flows provided by (used for) investing activities

Investing activities in the six months ended June 30, 2004 and 2003 were primarily for investments, acquisitions, and capital expenditures.

During the six months ended June 30, 2004, we purchased $32.5 million and sold $61.1 million in marketable securities, generating a net source of cash of $28.6 million, as compared to purchases of $13.3 million and sales of $6.3 million in the Second Quarter ended June 30, 2003. In addition, we invested $6.4 million and $6.8 million in property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications as of June 30, 2004 and 2003, respectively. Also, on February 27, 2004, we acquired Nims, an information technology and consulting services company. We paid $18.0 million in cash, including transaction costs and net of cash acquired, for all of the outstanding capital stock of Nims. The purchase price may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. We paid $0.9 million as earn-out consideration in the first six months of 2003 in relation to a 2002 acquisition.

Cash flows (used for) provided by financing activities

Net cash flows used for financing activities was $27.5 million for the six months ended June 30, 2004 compared to net cash provided of $87.0 million for the six months ended June 30, 2003. The increase reflects $150.0 million of proceeds from our issuance of the Debentures. Net proceeds from the issuance were approximately $108.3 million after investing $37.3 million in a repurchase of 3 million shares of our common stock and approximately $4.4 million in debt issuance costs. See Note 7 "Convertible Subordinated Debentures" in the notes to the accompanying unaudited condensed consolidated financial statements for additional information on the Debentures. Net cash flows used for financing activities were primarily for the repurchase of our common stock. The following is a summary of our repurchase activity for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,	3,181,200		3,676,400
Authorizations	3,000,000		6,000,000
Repurchases	(2,127,300)	$30,096	(6,052,100)	$60,894
Expirations	(1,182,300)		—

Shares remaining as of June 30,	2,871,600		3,624,300

These share repurchases more than offset the shares issued under our various stock ownership programs. Under these stock ownership programs, we issued 285,769 shares and 294,297 shares and received proceeds of $2.9 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively. Between May 1999 and June 30, 2004, we have invested approximately $259.8 million to repurchase approximately 20.6 million shares of our common stock under ten separate authorizations.

In February 2003, we entered into a $50.0 million unsecured revolving credit facility ("credit facility") with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of June 30, 2004, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate. Based on our current operating plan, we believe that our cash and cash equivalents on hand, marketable securities, cash flows from operations, and our line of credit will be sufficient to meet our current capital requirements for at least the next 12 months.

(Decrease) increase in Cash and cash equivalents

Our cash and cash equivalents totaled $39.8 million and $155.5 million at June 30, 2004, and 2003, respectively.

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

We continue to position ourselves to achieve increasing percentages of revenues and growth through outsourcing. If we are successful in obtaining new outsourcing contracts, we may experience increased pressure on our overall margins during the early stages of these contracts. This could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions. If we were to receive a higher concentration of our revenues from a smaller number of clients, our revenues could decrease significantly if one or more of these clients decreased their spending. Outsourcing contracts are generally long-term contracts that require additional staffing in the initial phases of the contract period, which often results in lower gross margins at the beginning of these contracts.

We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance. In recent years, we have grown significantly through acquisitions. From January 1, 1999 through June 30, 2004, we have completed 13 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $412.5 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

We conduct business in the UK, Canada, and India, which exposes us to a number of difficulties inherent in international activities. As a result of our acquisition of a controlling interest in Keane Worldzen in October 2003 and the acquisition of SignalTree Solutions in March 2002, we now have three software development facilities in India. As of June 30, 2004, we had approximately 1,449 technical professionals in the region, including Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

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

We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures. Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of June 30, 2004, we had approximately $191.7 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk, sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. We invest primarily in tax-exempt municipal bonds as well as U.S. government obligations and corporate bonds. As a result, our primary market risk exposure is that of interest rate risk to our investments, which would affect the carrying value of those investments. Since January 1, 2001, the United States Federal Reserve Board has significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. Recently, the United States Federal Reserve Board has begun increasing benchmark interest rates and raised them 25 basis points. A significant increase in interest rates would increase the rate of return on our cash and cash equivalents, but would have a negative impact on the carrying value of our marketable securities. Changes in market rates and the related impact on the fair value of our investments would not generally affect net income as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. However, when the investments are sold, the unrealized losses are recorded as realized losses and included in net income in the accompanying condensed consolidated statements of income. For the three and six months ended June 30, 2004, we had net unrealized losses of $1.4 million and $1.1 million, respectively.

Additionally, we transact business in the UK, Canada, and India and as such have exposure associated with movement in foreign currency exchange rates. For the six months ended June 30, 2004 compared to the same period in 2003, the fluctuation in foreign currency exchange rates negatively impacted net income by approximately $1.2 million. Relative to the foreign currency exposures existing at June 30, 2004, a 10% unfavorable movement would have resulted in an additional $1.5 million reduction of net income for the six months ended June 30, 2004. Net revenues derived from our foreign operations totaled approximately 5% of our total revenues for the six months ended June 30, 2004.

Item 4. Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Keane, Inc.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

  (e)
  The following table provides information about purchases by Keane during the three months ended June 30, 2004 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
04/01/04-04/30/04	—	$—	—	2,725,200
05/01/04-05/31/04	1,016,000	$13.87	1,016,000	1,709,200
06/01/04-06/30/04	655,300	$14.11	655,300	2,871,600

Total:	1,671,300	$13.97	1,671,300	2,871,600

(1)
We repurchased an aggregate of 1,542,900 and 128,400 shares of our common stock pursuant to the repurchase programs that we publicly announced on June 12, 2003 (the "June 2003 Program") and June 14, 2004 (the "June 2004 Program"), respectively. Of the 1,671,300 shares repurchased, all shares were purchased on the open market.

(2)
Our Board of Directors approved the repurchase by us of 3.0 million shares of our common stock pursuant to the June 2003 Program and 3.0 million shares of our common stock pursuant to the June 2004 Program. The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. The expiration date of the June 2003 Program was June 12, 2004; as of the expiration date of the June 2003 program we had purchased 1,817,700 shares. Unless terminated earlier by resolution of our Board of Directors, the June 2004 Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or June 13, 2005.

(3)
As a result of the expiration of our June 2003 Program and the authorization of 3.0 million shares pursuant to the June 2004 Program, the number of shares that may yet be purchased under the programs increased by 1,817,700 shares during the month of June 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2004 Annual Meeting of Stockholders held on May 27, 2004 (the "Annual Meeting"): (1) to elect three Class III directors for the ensuing three years (2) to amend our Amended and Restated 1992 Employee Stock Purchase Plan ("ESPP") to increase the number of shares of common stock issuable thereunder from 4,550,000 to 6,550,000 shares, and (3) to ratify and approve the selection of Ernst & Young LLP as our independent accountants for the current year. The number of shares of common stock outstanding and eligible to vote as of the record date of March 29, 2004 was 63,428,873. Each of these matters was approved by the requisite vote of our stockholders. Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to the respective matter, including a separate tabulation with respect to each nominee for director.

Proposal I: electing three Class III directors for the ensuing three years

Nominees	For	Withheld
John H. Fain	53,332,357	5,543,727
John F. Keane	52,118,456	6,757,628
John F. Rockart	51,920,970	6,955,114

The other members of the Keane Board of Directors whose terms of office continued after the Annual Meeting were Maria A. Cirino, Philip J. Harkins, Winston R. Hindle, Jr., Brian T. Keane, John F. Keane Jr., James T. McBride, Stephen D. Steinour, and James D. White.

Proposal II: amending Keane's Amended and Restated 1992 Employee Stock Purchase Plan to increase the number of shares of common stock issuable thereunder from 4,550,000 to 6,550,000 shares

For	Against	Abstain	No Vote
47,414,704	2,778,137	2,604,303	6,078,940

Proposal III: ratifying and approving the selection of Ernst & Young LLP as Keane's independent accountants for the current year

For	Against	Abstain
57,153,841	1,670,240	52,003

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

    Exhibit 3.5—Amendment No. 2 to Second Amended and Restated By-Laws of the Registrant.

    Exhibit 10.17—Amended and Restated 1992 Employee Stock Purchase Plan, as amended.

    Exhibit 31.1—Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

    Exhibit 31.2—Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

    Exhibit 32.1—Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

    Exhibit 32.2—Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

  (b)
  Reports on Form 8-K.

We filed or furnished the following Current Reports on Form 8-K during the three months ended June 30, 2004

  1.
  On April 9, 2004, we filed a Current Report on Form 8-K under Item 5 and Item 7, reporting that we issued a press release announcing the appointment of James D. White to our Board of Directors.

  2.
  On April 28, 2004, we furnished a Current Report on Form 8-K under Item 12, containing a copy of our earnings release for the quarter ended March 31, 2004.

  3.
  On June 14, 2004, we filed a Current Report on Form 8-K under Item 9, containing a copy of a press release announcing our Board of Directors had authorized Keane to repurchase 3 million shares of its common stock over the next 12 months effective June 13, 2004.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC. (Registrant)
Date August 5, 2004	/s/ Brian T. Keane Brian T. Keane President and Chief Executive Officer
Date August 5, 2004	/s/ John J. Leahy John J. Leahy Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.5	Amendment No. 2 to Second Amended and Restated By-Laws of the Registrant.
10.17	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

QuickLinks

  Table of Contents
  Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit Index