Form 10-Q
period 2004-09-30
KEANE INC
filed 2004-11-04
CIK 54883

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2004
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

As of September 30, 2004, there were issued and outstanding 62,021,769 shares of the registrant's Common Stock and no shares of the registrant's Class B Common Stock.

Keane, Inc.

Table of Contents

Part I.	Financial Information
Item 1.	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38
Part II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	40
Signatures		41
Exhibit Index		42

Keane, Inc.

Part I. Financial Information

Item 1. Financial Statements

Keane, Inc.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)

Revenues	$234,827	$200,421	$682,363	$608,594
Operating expenses
Salaries, wages, and other direct costs	166,216	137,413	477,916	418,104
Selling, general, and administrative expenses	51,029	48,145	156,911	146,544
Amortization of intangible assets	4,137	3,904	12,085	11,981
Restructuring charges, net	—	899	—	338

Operating income	13,445	10,060	35,451	31,627
Other income (expense)
Interest and dividend income	920	722	2,850	1,691
Interest expense	(1,414)	(1,454)	(4,252)	(2,553)
Other (expense) income, net	(172)	(96)	119	7,099
Minority interest	546	—	1,816	—

Income before income taxes	13,325	9,232	35,984	37,864
Provision for income taxes	5,274	3,692	14,338	15,143

Net income	$8,051	$5,540	$21,646	$22,721

Basic earnings per share	$0.13	$0.09	$0.34	$0.34
Diluted earnings per share	$0.13	$0.09	$0.34	$0.34
Basic weighted average common shares outstanding	61,868	64,016	62,793	66,436
Diluted weighted average common shares and common share equivalents outstanding	62,795	65,074	63,820	66,976

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
		(See Note 1)
	(In thousands)
Assets
Current:
Cash and cash equivalents	$59,704	$56,736
Restricted cash	955	1,586
Marketable securities	122,566	147,814
Accounts receivable, net	139,384	111,094
Prepaid expenses and deferred taxes	17,984	15,082

Total current assets	340,593	332,312
Property and equipment, net	76,554	75,431
Goodwill	306,820	292,924
Customer lists, net	56,038	57,908
Other intangible assets, net	11,010	13,124
Other assets, net	15,951	16,636

Total assets	$806,966	$788,335
Liabilities
Current:
Short-term debt	$753	$2,678
Accounts payable	11,045	12,331
Accrued restructuring	5,692	6,947
Unearned income	7,607	8,869
Accrued compensation	49,289	36,220
Accrued expenses and other liabilities	54,791	36,081

Total current liabilities	129,177	103,126
Long-term debt	150,126	150,193
Accrued long-term building costs	39,674	40,042
Accrued long-term restructuring	4,600	7,073
Deferred income taxes	27,137	21,227

Total liabilities	350,714	321,661
Minority Interest	6,726	8,542
Stockholders' Equity
Common stock	6,202	7,555
Class B common stock	—	28
Additional paid-in capital	31,000	167,548
Accumulated other comprehensive loss	(7,573)	(1,392)
Retained earnings	420,410	398,764
Unearned compensation	(513)	(704)
Less treasury stock, at cost	—	(113,667)

Stockholders' equity	449,526	458,132

Total liabilities and stockholders' equity	$806,966	$788,335

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$21,646	$22,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,262	20,252
Deferred income taxes	4,091	2,351
Provision for doubtful accounts, net	(293)	(1,929)
Minority interest	(1,816)	—
Loss (gain) on sale of property and equipment	26	(195)
Gain on sale of investments	(63)	—
Other charges, net	(3,098)	(1,636)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(20,269)	12,985
Increase in prepaid expenses and other assets	(2,653)	(1,678)
Increase (decrease) in accounts payable, accrued expenses, unearned income, and other liabilities	17,193	(1,070)
(Decrease) increase in income taxes payable	(1,243)	8,246

Net cash provided by operating activities	34,783	60,047

Cash flows from investing activities:
Purchase of investments	(48,969)	(102,933)
Sale and maturities of investments	72,612	8,215
Purchase of property and equipment	(8,937)	(9,263)
Restricted cash	(185)	—
Proceeds from the sale of property and equipment	239	1,066
Payments for current year acquisitions, net of cash acquired	(21,331)	—
Payments for prior years acquisitions	(65)	(903)

Net cash used for investing activities	(6,636)	(103,818)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	150,000
Debt issuance costs	(42)	(4,233)
Repayment of debt	—	(100)
Principal payments under capital lease obligations	(430)	(635)
Proceeds from issuance of common stock	5,456	4,321
Repurchase of common stock	(30,096)	(60,894)

Net cash (used for) provided by financing activities	(25,112)	88,459

Effect of exchange rate changes on cash	(67)	339
Net increase in cash and cash equivalents	2,968	45,027
Cash and cash equivalents at beginning of period	56,736	46,383

Cash and cash equivalents at end of period	$59,704	$91,410

Supplemental information:
Income taxes paid	$11,489	$3,179
Interest paid	$1,561	$101

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Keane, Inc. and our wholly and majority owned subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period.

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

Note 2.     Earnings Per Share Data

    The computation of earnings per share for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$8,051	$5,540	$21,646	$22,721
Weighted average number of common shares outstanding used in calculation of basic earnings per share	61,868	64,016	62,793	66,436
Incremental shares from restricted stock, employee stock purchase plan and the assumed exercise of dilutive stock options	927	1,058	1,027	540

Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	62,795	65,074	63,820	66,976

Earnings per share
Basic	$0.13	$0.09	$0.34	$0.34

Diluted	$0.13	$0.09	$0.34	$0.34

    Potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase 1,370,067 and 1,706,711 shares for the three months ended September 30, 2004 and 2003, and 1,380,726 and 2,511,610 shares for the nine months ended September 30, 2004 and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and, therefore, their effect would have been anti-dilutive.

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

    For the three and nine months ended September 30, 2004, the 8.2 million shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible. In September 2004, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 04-8 ("EITF 04-8"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation. EITF 04-8 also requires the restatement of previously reported diluted earnings per share upon adoption. The effective date of the consensus in this Issue will coincide with the effective date of the proposed Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128R"), "Earnings per Share, an amendment of FASB Statement No. 128," which is expected to be effective and applied to reporting periods ending after December 15, 2004. The adoption of this EITF is expected to result in a reduction of diluted earnings per share for the Fourth Quarter ended December 31, 2004 by approximately $0.01 and for the years ended December 31, 2004 and 2003 by approximately $.02 and $.01, respectively.

    During the quarter ended June 30, 2004, we adopted the provisions of EITF Issue No. 03-6 ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share," which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Our Debentures are not participating securities under the provisions of EITF 03-6 as they do not participate in undistributed earnings with our common stock. No separate disclosure of basic or diluted earnings per share has been made for the Class B common stock as the impact was immaterial and, effective February 1, 2004, all of the Class B common stock was converted into shares of our common stock. In addition, there was no impact on the basic and diluted earnings per share for our common stock for all periods presented in the accompanying unaudited condensed consolidated statements of income. See Note 8 "Capital Stock" for further discussion.

Note 3.     Stock-Based Compensation

    We have stock-based compensation plans for which we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to our stock-based compensation and, accordingly, we use the intrinsic value-based method to account for stock option grants and restricted stock awards. We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant and, therefore, do not recognize compensation expense. We also grant restricted stock for a fixed number of shares to employees for nominal consideration. In 2003, in connection with our acquisition of a majority interest in Worldzen, Inc., now Keane Worldzen, Inc. ("Keane Worldzen"), certain employees were granted Keane Worldzen stock options. In accordance with FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," and SFAS No. 141 ("SFAS 141"), "Business Combinations," these Keane Worldzen stock options were recorded as unearned compensation at the date of acquisition and vest over the life of the stock option. Compensation expense related to restricted stock awards and the Keane Worldzen stock options is recorded ratably over the restriction and vesting period, respectively, and is included in the selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Our Employee Stock Purchase Plan ("ESPP") is non-compensatory as defined in APB 25 and, accordingly, we do not recognize compensation expense in our unaudited condensed consolidated financial statements.

    We have adopted the disclosure-only provisions of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock and certain stock options.

    Had compensation expense for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, our net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income—as reported	$8,051	$5,540	$21,646	$22,721
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	84	25	310	48

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	(1,078)	(769)	(3,255)	(3,799)

Net income—pro forma	$7,057	$4,796	$18,701	$18,970

Earnings per share
Basic—as reported	$0.13	$0.09	$0.34	$0.34
Basic—pro forma	$0.11	$0.07	$0.30	$0.29
Diluted—as reported	$0.13	$0.09	$0.34	$0.34
Diluted—pro forma	$0.11	$0.07	$0.29	$0.28

Note 4.     Comprehensive Income and Accumulated Other Comprehensive Loss

    Total comprehensive income (i.e., net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $8.2 million and $15.5 million for the three and nine months ended September 30, 2004, respectively, and was $5.1 million and $23.7 million for the three and nine months ended September 30, 2003, respectively.

    During the First Quarter of 2004, we closed our United Kingdom ("UK") defined benefit plan ("UK DBP") to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." In the First Quarter of 2004, we recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum pension liability of approximately $5.2 million through accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2004, the UK pension liability was approximately $11.1 million and is included in accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

Note 5.     Business Acquisitions

    Fast Track Holdings Limited

    On July 13, 2004, we acquired Fast Track Holdings Limited ("Fast Track"), a privately held consulting firm based in the United Kingdom that manages the design, integration, and rapid deployment of large-scale SAP implementations. In exchange for all of Fast Track's outstanding capital stock, we paid approximately $3.2 million in cash, including transaction costs, with the potential to pay up to approximately $5.0 million, additionally, in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The purchase price for this acquisition is preliminary and further refinements may be required based on completion of final valuation studies, including the assignment of value to potential other identifiable intangible assets and valuation of the net assets purchased. The portion of the purchase price related to the intangible assets has not been finalized and will be identified by independent appraisers utilizing standard valuation procedures and techniques. The total cost of the acquisition through September 30, 2004 was $4.1 million, which included net assets acquired of approximately ($0.2) million, goodwill of approximately $3.2 million and intangible assets of $1.1 million, the majority of which is being amortized on a straight-line basis over two years, and approximates the expected period of benefit. Total assets acquired of $2.1 million consisted primarily of accounts receivable of $1.9 million. The operating results of Fast Track have been included in our unaudited condensed consolidated statement of operations beginning July 14, 2004.

    At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction. As a result, we recorded a restructuring liability of $0.4 million related to the lease obligations and certain other costs for those facilities and $0.1 million related to severance and retention. In accordance with EITF Issue No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination," these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

    Nims Associates, Inc.

    On February 27, 2004, we acquired Nims Associates, Inc. ("Nims"), an information technology and consulting services company with offices in the Midwest and Advanced Development Centers ("ADCs") in Indianapolis and Dallas to expand our customer base, primarily in the financial and insurance industries. In exchange for all of Nims' outstanding capital stock, we paid $18.2 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The purchase price for this acquisition may be subject to further refinements based on future adjustments relating to the value of the acquired net assets. The portion of the purchase price related to the intangible assets has been finalized and was identified by independent appraisers utilizing standard valuation procedures and techniques. The total cost of the acquisition through September 30, 2004 is $23.1 million, which includes net assets acquired of approximately $5.2 million, goodwill of approximately $10.8 million and intangible assets of $7.0 million, the majority of which is being amortized on a straight-line basis over 10 years, and approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The operating results of Nims have been included in our unaudited condensed consolidated statements of income beginning March 1, 2004.

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

    Keane Worldzen

    On October 17, 2003, we acquired a controlling interest in Keane Worldzen, a privately held Business Process Outsourcing ("BPO") firm. In connection with the acquisition, we paid $9.0 million to acquire the Series A preferred shares of Worldzen Holdings Limited held by an unrelated third party. We contributed to Keane Worldzen our Worldzen Holdings Limited shares, $4.3 million in cash and certain assets of our Keane Consulting Group ("KCG"), our business consulting arm. This transaction was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. As a result of the transaction, we own approximately 62% of Keane Worldzen's outstanding capital stock. The former majority shareholders of Worldzen Holdings Limited contributed their Worldzen Holdings Limited shares to Keane Worldzen in exchange for approximately 38% of Keane Worldzen's outstanding capital stock and are currently members of Keane Worldzen's management. The assets and liabilities contributed to Keane Worldzen were recorded in relation to each shareholder's ownership percentage in Keane Worldzen as follows: (i) carryover basis related to assets and liabilities contributed to Keane Worldzen for which the individual shareholder had a prior interest; and (ii) fair value for assets and liabilities for which an individual shareholder had no prior interest. As a result, we recorded goodwill of approximately $13.8 million in the accompanying unaudited condensed consolidated balance sheets.

    In connection with the acquisition, we obtained the right to purchase certain of the remaining shares held by the minority shareholders of Keane Worldzen at different times ("call options"). Our first call option is exercisable during the period beginning on January 1, 2006 and ending on December 31, 2006 and is based on a stated value for the underlying shares of $6.5 million. The fair value of the first call option, using a Black Scholes valuation model, is approximately $3.8 million and is included in other assets, net, in the accompanying unaudited condensed consolidated balance sheets. The other call options are exercisable at the fair market value of the underlying shares during the call periods, which are exercisable at certain times during the period January 1, 2007 through December 31, 2009. Since these other call options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these call options in our unaudited condensed consolidated financial statements.

    Also in connection with the acquisition, the minority shareholders were given the right to require us to purchase certain of their remaining shares at various times ("put options") subject to the achievement of certain operating and financial milestones related to Keane Worldzen's business performance. The first put option, the term of which is October 17, 2003 through December 31, 2005, is exercisable based on a stated value for the underlying shares of $2.8 million. The fair value of this put option, using a Black Scholes valuation model, was approximately $279,000 at the acquisition date and is currently being recognized as compensation expense in the accompanying unaudited condensed consolidated financial statements through the expiration date of the option. The other put options are exercisable at fair market value for the underlying shares during the put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010. Because these other put options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these put options in our unaudited condensed consolidated financial statements.

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

    The results of operations of these acquired companies have been included in our unaudited condensed consolidated statements of income from the date of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill. Identifiable intangible assets associated with these acquisitions are being amortized on a straight-line basis over periods ranging from two to 10 years and approximate the expected periods of benefit. Pro forma results of operations for these acquisitions have not been provided since these acquisitions were not material.

Note 6.     Restructurings

    Workforce reductions

    In connection with the Fast Track acquisition noted above, we entered into a plan to reduce the workforce by five employees, most of who had a termination date of October 31, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of approximately $0.1 million associated with severance, retention and other termination benefits and expect the plan to be substantially completed by December 31, 2004. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As of September 30, 2004, we had not paid any severance or retention costs.

    In connection with the Nims acquisition noted above, we entered into a plan to reduce the workforce by 22 employees, most of who had a termination date of April 30, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of approximately $0.3 million associated with severance, retention and other termination benefits and expect the plan to be substantially completed by December 31, 2004. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As of September 30, 2004, we had paid approximately $0.3 million in severance and retention costs and had a remaining reserve balance of $40,000.

    During the Second Quarter of 2003, we had a workforce reduction related to one of our North America branches, which included a headcount reduction of 50 employees. In connection with the 2003 workforce reduction, we recorded a charge of $0.3 million related to retention and severance costs consisting of salaries, wages, and other direct costs. We also reevaluated the estimates recorded for a restructuring charge taken in 2002 for a workforce reduction, and, as a result, reduced our accruals by $0.9 million. During the Third Quarter of 2003, we had an additional workforce reduction for 25 employees related to our business consulting arm. As a result, we recorded a charge of $0.9 million related to retention and severance costs consisting of salaries, wages, and other direct costs. The net impact of these actions during the nine months ended September 30, 2003, was a charge to our unaudited condensed consolidated statements of income of $0.3 million. As a result of these workforce reductions, we recorded a total restructuring charge of $1.3 million in 2003, consisting of retention and severance costs. In accordance with SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," we accrued for these costs beginning at the time of an employee's notification through the termination date. No further costs are anticipated to be incurred related to either of the two workforce reductions in 2003.

    As of September 30, 2004, we had completed all of the terminations related to the reductions in force for our business consulting arm and North America branch, respectively. Cash expenditures for the nine months ended September 30, 2004 related to the 2003 severance and retention restructuring accruals were $0.2 million. No further payments related to the 2003 workforce reductions will be paid.

    In the Fourth Quarter of 2002 we recorded a restructuring charge under EITF Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," of $3.2 million related to a workforce reduction of approximately 229 employees. In 2002, we also had a change in estimate of $0.3 million in connection with workforce reduction, which resulted in a net workforce restructuring charge of $2.9 million. Cash expenditures for the nine months ended September 30, 2004 related to 2002 workforce reductions were $24,000. No further payments related to the 2002 workforce reductions will be paid.

    Branch office closures

    In connection with the Fast Track acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we have recorded an initial restructuring liability of $0.4 million related to the lease obligation and certain other costs for one facility. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. No cash expenditures have been made as of September 30, 2004.

    In connection with the Nims acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we have recorded an initial restructuring liability of $1.4 million related to the lease obligation and certain other costs for eight facilities. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Cash expenditures in 2004 related to all Nims-related branch office closings totaled $0.1 million, which is net of approximately $0.1 million of sublease payments received.

    During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit. Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we over-accrued by $1.0 million, as a result of negotiating early lease terminations or obtaining a subtenant. In prior years, in accordance with EITF 94-3, we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success. Cash expenditures in 2004 related to all branch office closings (including the Nims-related branch office closings discussed in the prior paragraph) totaled $5.4 million, which is net of approximately $1.2 million of sublease payments received.

    As part of our acquisitions of Metro Information Services, Inc. ("Metro") on November 30, 2001 and SignalTree Solutions ("SignalTree") on March 15, 2002, we entered into a plan to exit certain activities and to consolidate facilities and recorded restructuring liabilities. Included in the total of $5.4 million branch office cash expenditures, were cash payments of $1.0 million and $0.3 million, net of sublease income, for the lease obligations and other expenses associated with the restructured locations assumed with the Metro and SignalTree acquisitions, respectively. As of September 30, 2004, we have a remaining lease obligation liability of approximately $0.8 million and $1.1 million for Metro and SignalTree, respectively. Our lease obligations for Metro and SignalTree extend until April 30, 2007 and December 31, 2007, respectively.

    The activity for the nine months ended September 30, 2004 associated with restructuring charges is as follows (in thousands):

	January 1, 2004 Balance	Cash Expenditures	Acquisition Related Charges in Fiscal 2004	September 30, 2004 Balance
Branch office closures and other expenditures
1999	$156	$(115)	$—	$41
2000	478	(468)	—	10
2001	2,343	(1,582)	—	761
2002	9,935	(2,942)	—	6,993
2003	871	(202)	—	669
2004	—	(133)	1,777	1,644

	13,783	(5,442)	1,777	10,118
2002 Workforce reduction	24	(24)	—	—
2003 Workforce reduction	213	(213)	—	—
2004 Workforce reduction	—	(281)	455	174

Total Restructuring Balance	$14,020	$(5,960)	$2,232	$10,292

    The restructuring balance is included in current accrued restructuring and accrued long-term restructuring costs in the accompanying unaudited condensed consolidated balance sheets.

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

    The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price per share of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price per share of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions. See Note 2. "Earnings Per Share Data" for further discussion of the Debentures.

    Debt issuance costs were approximately $4.4 million and are included in other assets, net, in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. The unamortized debt issuance costs were $3.3 million as of September 30, 2004.

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

    During the nine months ended September 30, 2004, a total of 511,779 shares of our common stock were exercised or purchased by participants under our stock option plans, ESPP and UK ESPP. In addition, 8,681 shares of our common stock were issued to four of our directors in lieu of cash as payment for the annual fee or meeting attendance fees. At our Annual Meeting of Stockholders held on May 27, 2004, our shareholders approved an amendment to increase the number of shares of common stock issuable under our ESPP from 4,550,000 to 6,550,000 shares.

    Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of "treasury shares" and provides that shares reacquired by a company become "authorized but unissued" shares. Accordingly, at July 2, 2004, we have redesignated our existing treasury shares, at an aggregate cost of $141.5 million, as authorized but unissued and allocated this amount to the common stock's par value and additional paid in capital.

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

    We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in the nine months ended September 30, 2004 were approximately $2.5 million.

    In view of these related party transactions, we concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." A liability in the same amount was included in the caption "Accrued long-term building costs" in the accompanying unaudited condensed consolidated balance sheets. For purposes of the unaudited condensed consolidated statements of cash flows, we characterized this treatment as a non-cash financing activity.

    As a result of the completion of the construction phase and our current occupancy, the related capitalized costs are now classified as "Building" and are included in property and equipment, net, in the accompanying unaudited condensed consolidated balance sheets. A liability for the same amount appears as accrued expenses and other liabilities and accrued long-term building costs, representing our short and long-term components. The costs of the building are being amortized on a straight-line basis over a 39-year useful life. Additionally, the obligation will be reduced over the life of the lease at an interest rate of 8.67%. The net effect of the amortization that is included in the operating results approximates the rent expense resulting from the contractual payments we are required to make under the lease.

    In February 1985, we entered into a lease, which subsequently was extended to a term of 20 years, with City Square Limited Partnership ("City Square"), pursuant to which we leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts. We now lease approximately 88% of this building and the remaining 12% is leased by other tenants. John F. Keane, Chairman of our Board of Directors, and Philip J. Harkins, a member of our Board of Directors, are limited partners of City Square. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under this lease, which will be approximately $1.0 million per year ($30.00 per square foot) for the remainder of the lease term (until February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, which will be approximately $0.2 million per year, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. As a result of our occupancy of the New Facility (as described above), we vacated and we have obtained a subtenant for approximately 17% of Ten City Square and are in the process of seeking a third party to sublease the remaining space.

    As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In the nine months ended September 30, 2004, we paid approximately $0.8 million in lease payments and as of September 30, 2004 we had a remaining reserve balance of $2.1 million.

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

    We have evaluated the applicability of FIN 46(R) to our relationship with each of City Square and Gateway LLC and determined that we are not required to consolidate these entities within our unaudited condensed consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles. We believe that we do not have an interest in any variable interest entities that would require consolidation.

    In March 2003, our Audit Committee approved a related party transaction involving a director of Keane. We had subcontracted with Guardent, Inc. ("Guardent") for a customer project. Maria Cirino, a member of our Board of Directors, was at the time an executive officer, director, and shareholder of Guardent. In addition, the Audit Committee approved our engagement of Guardent as a sub-contractor for the purpose of providing future services to our customers. Under the terms of this approval, no payment to Guardent for a single engagement could exceed $75,000 and no payment to Guardent for all engagements in any calendar year could exceed $250,000. We did not make any payments to Guardent during the nine months ended September 30, 2004. On February 27, 2004, Guardent was acquired by VeriSign, Inc. ("VeriSign"). Since then, Ms. Cirino has held the position of Senior Vice President of VeriSign Managed Security services.

    In July 2003, our Audit Committee approved a related party transaction involving a member of our Board of Directors. We sub-contracted with ArcStream Solutions, Inc. ("ArcStream") to develop and assist in the implementation of a wireless electronic application at two customer sites. In accordance with this transaction, we agreed to pay ArcStream a royalty fee for potential future installations during the seven-year license period. John F. Keane, Jr., a member of our Board of Directors, is Chief Executive Officer, a director, and founder of ArcStream. John F. Keane, Jr. is the son of John F. Keane, Sr., Chairman of our Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer and a director. Effective June 21, 2004, our Audit Committee approved the termination of our agreement with ArcStream and a payment of $150,000 by us to ArcStream in exchange for a release of all parties from any further performance or payment obligations under the original agreement. The termination was for convenience and was not related to ArcStream's performance under the agreement. During the nine months ended September 30, 2004, we made payments of approximately $225,000 to ArcStream, including the termination payment referred to above.

    During the Third Quarter of 2004, Keane Worldzen sold a portfolio of receivables to World Credit LLC for approximately $0.6 million. A principal of World Credit LLC is a family member of the President of Keane Worldzen and, as a result, we have determined that World Credit LLC is a related party to Keane Worldzen. The sale of the portfolio was deemed to be an arms length transaction. In addition, World Credit LLC is an affiliate of World Credit

    Fund I, LLC and World Credit Fund II, LLC and Prairie Financial LLC. Two non-executive employees of Keane Worldzen hold non-controlling equity interests in World Credit Fund I, LLC and World Credit Fund II, LLC. There were no other related party transactions during the Third Quarter ended September 30, 2004.

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

    In February 2003, we entered into a $50.0 million unsecured revolving credit facility ("credit facility") with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of September 30, 2004, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate.

    During the First Quarter of 2003, we paid $0.9 million related to certain earn-out considerations in connection with an acquisition made during the Third Quarter of 2002. We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During the nine months ended September 30, 2004, we recognized revenue of approximately $3.2 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $1.6 million. The note had a one-year term with a one-year extension expiring on September 25, 2004. Effective September 25, 2004, the term of the contingent service credits was extended one year through September 25, 2005.

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

    In accordance with the enterprise wide disclosure requirements of SFAS 131, our geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Domestic	$222,066	$195,307	$645,613	$593,056
International	12,761	5,114	36,750	15,538

Total Revenues:	$234,827	$200,421	$682,363	$608,594

	At September 30, 2004	At December 31, 2003
Property & Equipment:
Domestic	$64,523	$64,799
International	12,031	10,632

Total Property & Equipment	$76,554	$75,431

    No single customer provides revenues that equal or exceed 10 percent of our consolidated revenues.

Note 11.   Income Taxes

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

    The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. Our effective tax rate was 39.6% for the Third Quarter ended September 30, 2004 and was 39.8% for the first nine months of 2004. Our effective tax rate was 40% for the Third Quarter ended September 30, 2003 and the first nine months of 2003. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. Our estimated effective tax rate for the full year ended December 31, 2004 increased from 40.0% to 41.2% as a result of changes in our geographic mix of income. During the Third Quarter ended September 30, 2004, certain events occurred, which impacted our tax provision. These events include the expiration of certain state statutes and changes in estimates, which resulted in a reduction to our tax provision of approximately $1.1 million, and the enactment of certain tax laws, which resulted in an imposition of tax retroactive to January 1, 2004 and an increase to our tax provision of approximately $0.6 million. The net impact of these events was a reduction of our tax provision by approximately $0.5 million, resulting in an approximate 350 basis point reduction on our effective tax rate in the Third Quarter ended September 30, 2004 and an approximate 140 basis point reduction on our effective tax rate for the nine months ended September 30, 2004. In accordance with SFAS 5 and SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," we have adjusted our tax reserves in the period where the conditions under SFAS 5 are no longer met and as of the enactment date of the new tax laws.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Through our global delivery model we can offer customers the flexibility and economic advantage of allocating work among a variety of delivery options. These include onsite at a client's facility, nearshore in Halifax, Nova Scotia, and Toronto, Ontario, and offshore at one of our three development centers in India. We are in the process of enlarging the development center in Toronto and expect to have expanded, leased facilities by the end of the Fourth Quarter of 2004. This integrated, highly flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new Application Outsourcing engagements. The distribution of work across multiple locations is typically based on a client's cost, technology, and risk management requirements. Our successful track record in absorbing the local staff of our clients is particularly attractive to many prospective clients.

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

Global economic and political conditions continue to cause companies to be cautious about increasing their use of consulting and IT services, but we continue to see a demand for our services. We continue to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on revenues. We also experience wage inflation, primarily in India, as the demand for those resources increases. In order for us to remain successful in the near term, we must continue to maintain and grow our client base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities. In the current economic environment, we must provide our clients with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a steady demand for our services, and gross margin as a percentage of revenue has stabilized over the past four quarters, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins during the remainder of 2004 and over the longer term.

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

EMPLOYEES

As of September 30, 2004, we had 8,423 total employees, including 7,099 business and technical professionals whose services are billable to clients. This includes a base of 1,720 employees (of which 1,450 employees are billable) in India, including our Keane Worldzen operations.

NEW CONTRACT BOOKINGS

New contract bookings represent the engagement value of contracts signed in the current reporting period. New contract bookings for the three months ended September 30, 2004 were $205.2 million, an increase of $13.8 million, or 7.2%, over new bookings of $191.4 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, Outsourcing bookings decreased 34.2% to $59.5 million, Development & Integration bookings decreased 11.8% to $30.1 million and Other IT bookings increased 73.0% to $115.6 million compared to the same period in 2003.

New contract bookings for the nine months ended September 30, 2004 were $897.1 million, an increase of $275.9 million, or 44.4%, over new bookings of $621.2 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, Outsourcing bookings increased 62.1% to $476.9 million, Development & Integration bookings increased 33.5% to $110.6 million and Other IT bookings increased 26.8% to $309.6 million compared to the same period in 2003.

We provide information regarding our bookings because we believe it represents useful information regarding changes in the volume of our new business over time. However, information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues. Cancellations and/or reductions in existing contracted amounts are not reflected in new contract bookings.

CONSOLIDATED RESULTS OF OPERATIONS
2004 COMPARED TO 2003
REVENUES (dollars in thousands)

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase (Decrease)
	2004	%	2003	%	$	%	2004	%	2003	%	$	%
Outsourcing	$123,819	53	$91,131	45	$32,688	35.9	$345,587	51	$276,098	45	$69,489	25.2
Development & Integration	45,710	19	41,852	21	3,858	9.2	132,389	19	124,784	21	7,605	6.1
Other IT Services	65,298	28	67,438	34	(2,140)	(3.2)	204,387	30	207,712	34	(3,325)	(1.6)

Total	$234,827	100%	$200,421	100%	$34,406	17.2	$682,363	100%	$608,594	100%	$73,769	12.1

Revenues

Revenues for the Third Quarter ended September 30, 2004 were $234.8 million, an increase of $3.1 million, or 1.3%, compared to revenues of $231.7 million for the Second Quarter ended June 30, 2004. Revenues for the Third Quarter ended September 30, 2004 increased $34.4 million, or 17.2%, compared to the Third Quarter of 2003 due primarily to the growth in Outsourcing services and revenues from our newly acquired businesses. We completed our acquisition of Nims Associates, Inc. ("Nims") on February 27, 2004, and as a result, the operating results of Nims have been included in our unaudited condensed consolidated financial statements beginning March 1, 2004. In addition, we completed the acquisition of Fast Track Holdings Limited ("Fast Track") on July 13, 2004, and have included its operating results in our unaudited condensed consolidated financial statements beginning July 14, 2004. Fast Track is a privately held consulting firm based in the United Kingdom that manages the design, integration, and rapid deployment of large-scale SAP implementations.

Revenues for the nine months ended September 30, 2004 were $682.4 million, an increase of $73.8 million, or 12.1%, compared to revenues of $608.6 million for the same period last year due primarily to the growth in Outsourcing services and revenues from our newly acquired business.

Outsourcing.    Outsourcing service revenues for the Third Quarter ended September 30, 2004 were $123.8 million, an increase of $7.3 million, or 6.3%, compared to the Second Quarter ended June 30, 2004. Outsourcing service revenues for the Third Quarter ended September 30, 2004 increased $32.7 million, or 35.9%, and for the first nine months of 2004 increased $69.5 million, or 25.2%, over the same periods in 2003. The increase in Outsourcing service revenues was primarily due to increased revenues from large outsourcing contracts, as well as the revenues generated by Nims. During the Third Quarter ended September 30, 2004, we received a $3.2 million one-time fee from Affiliated Computer Services ("ACS") resulting from the termination of our contract, of which $3.0 million was recognized as revenue and resulted in incremental revenue of approximately $1.9 million in the quarter. We recognized revenue from the termination fee under the proportional performance method in accordance with Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition" and have completed substantially all of the services required under the termination agreement.

PacifiCare Health Systems, Inc. ("PacifiCare"), one of our largest clients, has reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the contract value. During the Second Quarter ended June 30, 2004, PacifiCare requested that we further reduce service levels to levels below the minimums provided in our contract. The requested change was not consistent with the terms of our contract with PacifiCare and would have resulted in a reduction in our monthly billings to PacifiCare. Accordingly, we did not agree to this change. Since then, through the quarter ended on September 30, 2004, we have continued providing services at or above the minimum levels set forth in the contract. We anticipate that we may be renegotiating our Outsourcing contract with PacifiCare at some point in the future.

Development & Integration.    Development & Integration service revenues for Third Quarter ended September 30, 2004 were $45.7 million, an increase of $0.9 million, or 2.1%, compared to the Second Quarter ended June 30, 2004. Development & Integration service revenues for the Third Quarter ended September 30, 2004 increased $3.9 million, or 9.2%, and for the nine months ended September 30, 2004 increased $7.6 million, or 6.1% over the same periods in 2003 partly due to the revenues associated with the acquisition of Fast Track in the Third Quarter ended September 30, 2004.

Other IT Services.    Other IT Services revenues for the Third Quarter ended September 30, 2004 were $65.3 million, a decrease of $5.1 million, or 7.3%, compared to the Second Quarter ended June 30, 2004. Other IT Services revenues for the Third Quarter ended September 30, 2004 decreased $2.1 million, or 3.2%, and for the first nine months of 2004 decreased $3.3 million, or 1.6%, over the same periods in 2003. During the Second Quarter ended June 30, 2004 we agreed to a 5% price reduction for one of our large customers and mitigated the impact of that price reduction on gross margin by negotiating lower pricing of our subcontractor personnel.

The following table summarizes certain line items from our unaudited condensed consolidated statements of income (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2004	2003	$	%	2004	2003	$	%
Revenues	$234,827	$200,421	$34,406	17.2	$682,363	$608,594	$73,769	12.1
Salaries, wages, and other direct costs	166,216	137,413	28,803	21.0	477,916	418,104	59,812	14.3

Gross margin	$68,611	$63,008	$5,603	8.9	$204,447	$190,490	$13,957	7.3

Gross margin %	29.2%	31.4%			30.0%	31.3%

Salaries, wages, and other direct costs

Salaries, wages, and other direct costs for the Third Quarter ended September 30, 2004 were $166.2 million, an increase of $4.5 million compared to $161.7 million in the Second Quarter ended June 30, 2004. Salaries, wages, and other direct costs for the Third Quarter ended September 30, 2004 increased $28.8 million, or 21.0%, and for the first nine months of 2004 increased $59.8 million, or 14.3%, over the same periods in 2003. These increases were primarily attributable to costs of client service personnel to support the increased service revenues as well as an increase in direct costs to support the revenues generated by our newly acquired Nims business. Salaries, wages, and other direct costs were 70.8% of total revenues for the Third Quarter ended September 30, 2004 and were 70.0% of total revenues for the first nine months of 2004, compared to 68.6% and 68.7% of total revenues for the same periods in 2003, respectively.

Total billable employees for all operations were 7,099 as of September 30, 2004, compared to 7,062 total billable employees as of June 30, 2004 and 5,949 as of September 30, 2003. This includes a base of billable employees within our India operations of 1,450, which represents an increase of 23 employees, or 1.6%, over the Second Quarter ended June 30, 2004 and an increase of 656 employees, or 82.6%, over the Third Quarter ended September 30, 2003. We added our India operation in March 2002 with our acquisition of SignalTree Solutions. In addition, this includes a base of 350 billable employees within our Keane Worldzen operations. We acquired our controlling interest in Keane Worldzen in October 2003. In addition to these employees, we occasionally use subcontract personnel to augment our billable staff, which represented 624 subcontractors as of September 30, 2004. Overall utilization rates for all three periods remained stable as we increased the number of billable employees.

Gross margin

Our management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin for the Third Quarter ended September 30, 2004 decreased $1.4 million, or 2.0%, compared to the Second Quarter ended June 30, 2004 due to lower seasonal utilization rates resulting from the higher number of vacation days during the summer months. Gross Margin for the Third Quarter ended September 30, 2004 increased $5.6 million, or 8.9%, and for the first nine months of 2004 increased $14.0 million, or 7.3%, over the same periods in 2003. Gross margin as a percentage of revenues for the Third Quarter ended September 30, 2004 was 29.2% and for the first nine months of 2004 was 30.0% compared to 31.4% and 31.3% for the same periods in 2003, respectively, and 30.2% for the Second Quarter ended June 30, 2004. Although gross margin for the Third Quarter ended September 30, 2004 decreased by approximately 100 basis points compared to the Second Quarter ended June 30, 2004, we believe that the relatively constant gross margin percentage over the past four quarters is indicative of a more stable environment for IT services, and firmer utilization rates, as well as the benefit of our global sourcing capabilities. The lower labor cost associated with the increased use of offshore resources at our India facilities helped reduce the impact of lower pricing of our services on gross margin. We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

SG&A expenses for the Third Quarter ended September 30, 2004 decreased $1.6 million, or 3.1%, compared to the Second Quarter ended June 30, 2004. The decrease in SG&A expenses was due to lower incentive compensation costs in the Third Quarter of 2004 compared to the Second Quarter of 2004 and expense savings resulting from the integration of the operations of Nims. SG&A expenses for the Third Quarter ended September 30, 2004 increased $2.9 million, or 6.0%, and for the first nine months of 2004 increased $10.4 million, or 7.1%, over the same periods in 2003. SG&A expenses for the Third Quarter ended September 30, 2004 were $51.0 million, or 21.7% of total revenues, and for the first nine months of 2004 were $156.9 million, or 23.0% of total revenues, as compared to $48.1 million, or 24.0% of total revenues, and $146.5 million, or 24.1% of total revenues, respectively, for the same periods in 2003. The increase in SG&A expenses for the Third Quarter of 2004 and the first nine months of 2004 was due in part to the additional expenses associated with our newly acquired businesses, Keane Worldzen in the Fourth Quarter ended December 31, 2003 and Nims in the First Quarter ended March 31, 2004. Also contributing to the increase in SG&A expenses were higher marketing costs and higher costs associated with the growth of our India operations. We have begun to see SG&A expenses as a percentage of revenues decrease as a result of the integration of the operations of Nims and increasing revenues.

Amortization of intangible assets

Amortization of intangible assets for the Third Quarter ended September 30, 2004 was $4.1 million, and for the first nine months of 2004 was $12.1 million, which is flat compared to the same periods in 2003. The amortization of intangible assets for 2004 was reduced by certain intangibles that have become fully amortized, offset in part by the additional intangible assets resulting from our Nims acquisition in the First Quarter ended March 31, 2004 and, to a lesser extent, our Fast Track acquisition in the Third Quarter ended September 30, 2004.

Restructuring charges, net

During the Third Quarter of 2003, we recorded a restructuring charge of $0.9 million for a workforce reduction. During the Second Quarter of 2003, we reevaluated our estimates recorded for the restructuring charge taken in 2002 and as a result recorded an expense reduction of $0.6 million for workforce reductions. For the nine months ended September 30, 2003, the net impact of these actions resulted in a net expense of $0.3 million in our consolidated statement of income.

Interest and dividend income

Interest and dividend income for the Third Quarter ended September 30, 2004 was $0.9 million and for the first nine months of 2004 was $2.9 million compared to $0.7 million and $1.7 million, respectively, for the same periods in 2003. The increases in interest and dividend income were the result of higher average cash balances and marketable securities. The higher average cash balances and marketable securities was due to the investment of the net proceeds from the issuance of our 2.0% Convertible Subordinate Debentures due 2013 ("Debentures") issued in June 2003 and strong cash flow, offset in part by the impact of our share repurchases during 2003 and the nine months ended September 30, 2004. To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

Interest expense for the Third Quarter ended September 30, 2004 was $1.4 million and for the first nine months of 2004 was $4.3 million, compared to $1.5 million and $2.6 million, respectively, for the same periods in 2003. The increase in interest expense was primarily related to the issuance of our Debentures and the occupation of our corporate facility. The accounting for the facility as explained in Note 9 "Related Parties, Commitments, and Contingencies" requires us to impute interest expense on the accrued building costs.

Other (expense) income, net

Other expense, net was $0.2 million for the Third Quarter ended September 30, 2004 and other income, net was $0.1 million for the first nine months of 2004 compared to expense of $0.1 million and income of $7.1 million, respectively, for the same periods in 2003. Other income, net during the First Quarter of 2003 included a $7.3 million, $4.4 million after tax, favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

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

Income taxes

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. Our effective tax rate was 39.6% for the Third Quarter ended September 30, 2004 and was 39.8% for the first nine months of 2004. Our effective tax rate was 40% for the Third Quarter ended September 30, 2003 and the first nine months of 2003. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. Our estimated effective tax rate for the full year ended December 31, 2004 increased from 40.0% to 41.2% as a result of changes in our geographic mix of income. During the Third Quarter ended September 30, 2004, certain events occurred, which impacted our tax provision. These events include the expiration of certain state statutes and changes in estimates, which resulted in a reduction to our tax provision of approximately $1.1 million, and the enactment of certain tax laws, which resulted in an imposition of tax retroactive to January 1, 2004 and that resulted in an increase to our tax provision of approximately $0.6 million. The net impact of these events was a reduction of our tax provision by approximately $0.5 million, resulting in an approximate 350 basis point reduction on our effective tax rate in the Third Quarter ended September 30, 2004 and an approximate 140 basis point reduction on our effective tax rate for the nine months ended September 30, 2004. In accordance with Statement of Financial Accounting Standards "SFAS" No. 5 ("SFAS 5"), "Accounting for Contingencies," and SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," we have adjusted our tax reserves in the period where the conditions under SFAS 5 are no longer met and as of the enactment date of the new tax laws.

Net income

Net income for the Third Quarter ended September 30, 2004 was flat compared to the Second Quarter ended June 30, 2004. Net income increased to $8.1 million for the Third Quarter ended September 30, 2004 compared to net income of $5.5 million for the Third Quarter of 2003 due to the improved operating income. The decrease of net income by $1.1 million for the first nine months of 2004 compared to the same period in 2003 was primarily due to net income in 2003 included a non-recurring gain of $4.4 million after tax from a favorable judgment in an arbitration proceeding, which was partially offset by the higher operating income in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as amended by FASB Interpretation No. 46(R) ("FIN 46(R)"), which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. FIN 46(R) is effective prospectively for all variable interests obtained subsequent to December 31, 2002. For variable interests existing prior to December 31, 2002, consolidation is required for periods ending after March 15, 2004, with the exception of interests in special purpose entities, which were required in financial statements of public companies for periods ending after December 15, 2003. We have evaluated the applicability of FIN 46(R) to our relationship with each of City Square Limited Partnership ("City Square") and Gateway LLC and determined that these entities are not required to be consolidated within our unaudited condensed consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles. We believe that we do not have an interest in any variable interest entities that would require consolidation.

In May 2003, the EITF reached a consensus on Issue No. 01-08 ("EITF 01-8"), "Determining Whether an Arrangement Contains a Lease." EITF 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13 ("SFAS 13"), "Accounting for Leases." The guidance in EITF 01-08 is based on whether the arrangement conveys to the purchaser

(lessee) the right to use a specific asset. EITF 01-08 is effective for arrangements entered into or modified in the Second Quarter of 2004. The adoption of this statement did not have a significant effect on our unaudited condensed consolidated financial position or results of operations.

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

In March 2004, the EITF reached consensuses on Issue No. 03-6 ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128, "Earnings per Share," which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Our Debentures are not participating securities under the provisions of EITF 03-6 as they do not participate in undistributed earnings with our common stock. No separate disclosure of basic or diluted earnings per share has been made for the Class B common stock as the impact was immaterial and, effective February 1, 2004, all of the Class B common stock was converted into shares of our common stock. In addition, there was no impact on the basic and diluted earnings per share for our common stock for all periods presented in the accompanying unaudited condensed consolidated statements of income. See Note 8 "Capital Stock" in the notes to the accompanying unaudited condensed consolidated financial statements for additional disclosure.

In September 2004, the EITF reached consensus on Issue No. 04-8 ("EITF 04-8"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation. See Note 2 "Earnings Per Share Data" in the notes to the accompanying unaudited condensed consolidated financial statements for additional disclosure. The effective date of the consensus in this Issue will coincide with the effective date of the proposed FASB SFAS No. 128 ("SFAS 128R"), "Earnings per Share, an amendment of FASB Statement No. 128", which is expected to be effective and applied to reporting periods ending after December 15, 2004. The adoption of this EITF is expected to result in a reduction of diluted earnings per share for the Fourth Quarter ended December 31, 2004 by approximately $0.01 and for the years ended December 31, 2004 and 2003 by approximately $.02 and $.01, respectively.

In October 2004, the FASB concluded that the proposed Statement 123R, "Share-Based Payment," which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of Statement 123R is encouraged. The FASB is planning on issuing the final statement in December 2004. The FASB has tentatively concluded that companies could adopt the new standard in one of two ways. First, under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for recognition or pro forma purposes). Second, under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. We are in the process of determining the impact of this statement on our unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated Financial Condition (in thousands)

Nine months ended September 30,	2004	2003
Cash flows provided by (used for)
Operating activities	$34,783	$60,047
Investing activities	(6,636)	(103,818)
Financing activities	(25,112)	88,459
Effect of exchange rate on cash	(67)	339

Increase in cash and cash equivalents	$2,968	$45,027

We have historically financed our operations with cash generated from operations. We use the net cash generated from our operations to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At September 30, 2004, we had $182.3 million in cash and cash equivalents and marketable securities. We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows provided by operating activities

Net cash provided by operating activities totaled $34.8 million for the nine months ended September 30, 2004, as compared to cash provided by operations of $60.0 million for the nine months ended September 30, 2003. The decrease in net cash provided by operating activities was driven in part by the absence of a $7.3 million payment that we received in connection with an arbitration proceeding in the First Quarter of 2003, $8.3 million of higher tax payments during the nine months ended September 30, 2004 and higher working capital requirements. Accounts receivable increased $20.3 million to $139.4 million in the nine months ended September 30, 2004 compared to the Fourth Quarter ended December 31, 2003. The accounts receivable increase was largely driven by the revenue growth experienced in the first nine months of 2004. However, Day Sales Outstanding ("DSO"), an indicator of the effectiveness of our accounts receivable collections, was 53 days as of September 30, 2004 compared to 53 days as of December 31, 2003 and 55 days as of September 30, 2003. We calculate DSO using the trailing three months total revenues divided by the number of days in the quarter to determine daily revenues. The average accounts receivable balance for the three-month period is then divided by daily revenues.

Cash flows used for investing activities

Investing activities in the nine months ended September 30, 2004 and 2003 were primarily for investments, capital expenditures and acquisitions.

During the nine months ended September 30, 2004, we purchased $49.0 million and sold $72.6 million in marketable securities, generating a net source of cash of $23.6 million, as compared to purchases of $102.9 million and sales of $8.2 million, or a net use of cash of $94.7 million, in the nine months ended September 30, 2003. In addition, we invested $8.9 million and $9.3 million in property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications as of September 30, 2004 and 2003, respectively. On February 27, 2004, we acquired Nims, an information technology and consulting services company. We paid $18.1 million in cash, including transaction costs and net of cash acquired, for all of the outstanding capital stock of Nims. The purchase price may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. On July 13, 2004, we acquired Fast Track, a privately held consulting firm based in the United Kingdom that manages the design, integration, and rapid deployment of large-scale SAP implementations. In exchange for all of Fast Track's outstanding capital stock, we paid approximately $3.2 million in cash, including transactions costs, with the potential to pay up to approximately $5.0 million, additionally, in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. In the first nine months of 2003, we paid $0.9 million as earn-out consideration in connection with a 2002 acquisition.

Cash flows (used for) provided by financing activities

Net cash flows used for financing activities was $25.1 million for the nine months ended September 30, 2004 compared to net cash provided of $88.5 million for the nine months ended September 30, 2003. The decrease reflects $150.0 million of proceeds from the issuance of our Debentures in June 2003. Net proceeds from the issuance were approximately $108.3 million after investing $37.3 million in a repurchase of 3 million shares of our common stock and approximately $4.4 million in debt issuance costs. See Note 7 "Convertible Subordinated Debentures" in the notes to the accompanying unaudited condensed consolidated financial statements for additional disclosure on our Debentures. Net cash flows used for financing activities were primarily for the repurchase of our common stock. The following is a summary of our repurchase activity for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,	3,181,200		3,676,400
Authorizations	3,000,000		6,000,000
Repurchases	(2,127,300)	$30,096	(6,052,100)	$60,894
Expirations	(1,182,300)		—

Shares remaining as of September 30,	2,871,600		3,624,300

These share repurchases more than offset the shares issued under our various stock ownership programs. Under these stock ownership programs, we issued 511,779 shares and 591,004 shares and received proceeds of $5.5 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively. Between May 1999 and September 30, 2004, we have invested approximately $259.8 million to repurchase approximately 20.6 million shares of our common stock under ten separate authorizations.

In February 2003, we entered into a $50.0 million unsecured revolving credit facility ("credit facility") with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of September 30, 2004, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate. Based on our current operating plan, we believe that our cash and cash equivalents on hand, marketable securities, cash flows from operations, and our line of credit will be sufficient to meet our current capital requirements for at least the next 12 months.

Increase in cash and cash equivalents

Our cash and cash equivalents totaled $59.7 million and $91.4 million at September 30, 2004, and 2003, respectively.

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

We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance. In recent years, we have grown significantly through acquisitions. From January 1, 1999 through September 30, 2004, we have completed 14 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $416.6 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

We conduct business in the UK, Canada, and India, which exposes us to a number of difficulties inherent in international activities. As a result of our acquisition of a controlling interest in Keane Worldzen in October 2003 and the acquisition of SignalTree Solutions in March 2002, we now have three software development facilities in India. As of September 30, 2004, we had approximately 1,465 technical professionals in the region, including Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

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

In addition, there has been political discussion and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. There is proposed federal and state legislation currently pending related to this issue. It is too early to determine whether or in what form this legislation will be adopted; however, future legislation, if enacted, could have an adverse effect on the Company's results of operations and financial condition.

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

We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures. Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of September 30, 2004, we had approximately $191.0 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk, sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. We invest primarily in tax-exempt municipal bonds as well as U.S. government obligations and corporate bonds. As a result, our primary market risk exposure is that of interest rate risk to our investments, which would affect the carrying value of those investments. Since January 1, 2001, the United States Federal Reserve Board has significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. Recently, the United States Federal Reserve Board has begun increasing benchmark interest rates and during the Second Quarter ended June 30, 2004, raised them 25 basis points. A significant increase in interest rates would increase the rate of return on our cash and cash equivalents, but would have a negative impact on the carrying value of our marketable securities. Changes in market rates and the related impact on the fair value of our investments would not generally affect net income as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. However, when the investments are sold, the unrealized losses are recorded as realized losses and included in net income in the accompanying unaudited condensed consolidated statements of income. During the Third Quarter ended September 30, 2004, we had a net unrealized gain of $0.4 million and for the nine months ended September 30, 2004, we had a net unrealized loss of $0.7 million, respectively.

Additionally, we transact business in the UK, Canada, and India and as such have exposure associated with movement in foreign currency exchange rates. For the nine months ended September 30, 2004 compared to the same period in 2003, the fluctuation in foreign currency exchange rates negatively impacted net income by approximately $1.3 million. Relative to the foreign currency exposures existing at September 30, 2004, a 10% unfavorable movement would have resulted in an additional $3.2 million reduction of net income for the nine months ended September 30, 2004. Net revenues derived from our foreign operations totaled approximately 5% of our total revenues for the nine months ended September 30, 2004.

Item 4. Controls and Procedures

Keane maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the specified time periods. Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

Since 2003, we have been in the process of implementing a PeopleSoft Enterprise Resource Planning ("ERP") system for the majority of our processes and operations. We currently plan to implement the following PeopleSoft modules: Resource Management, General Ledger, Accounts Payable, Expense and Time Reporting, Accounts Receivable, Contracts Management, Project Accounting, Billing and Enterprise Planning Management. The implementation of the ERP system is being phased in over time throughout Keane and we currently plan to complete the implementation for the majority of our processes and operations in 2005. During the fiscal quarter ended September 30, 2004, we implemented the General Ledger and Accounts Receivable modules for the majority of our operations. In addition to these modules, to date, we have implemented Resource Management, Accounts Payable, Expense Reporting, and Enterprise Planning Management. The second phase of the implementation, which is planned for 2005, will include Contracts Management, Time Reporting, Project Accounting and Billing.

Implementing an ERP system involves significant changes in business processes and extensive organizational training. We believe the phased-in approach we are taking reduces the risks associated with making these changes. In addition, we are taking the necessary steps to monitor and maintain appropriate internal controls during this period.

During the fiscal quarter ended September 30, 2004, there have not been any significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as relating to the implementation of an ERP system, as described above.

Keane, Inc.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  (e)
  The following table provides information about purchases by Keane during the three months ended September 30, 2004 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/04-07/30/04	—	$—	—	2,871,600
08/01/04-08/31/04	—	$—	—	2,871,600
09/01/04-09/30/04	—	$—	—	2,871,600

Total:	—	$—	—	2,871,600

(1)
For the three months ended September 30, 2004, we did not repurchase any of our common stock

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

Item 6. Exhibits

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

KEANE, INC. (Registrant)
Date November 4, 2004	/s/ Brian T. Keane Brian T. Keane President and Chief Executive Officer
Date November 4, 2004	/s/ John J. Leahy John J. Leahy Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

QuickLinks

  Table of Contents
  Part I. Financial Information
  Item 1. Financial Statements
  Unaudited Condensed Consolidated Statements of Income
  Unaudited Condensed Consolidated Balance Sheets
  Unaudited Condensed Consolidated Statements of Cash Flows
  Notes to Unaudited Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
Signatures
Exhibit Index