Form 10-K
period 2004-12-31
KEANE INC
filed 2005-03-15
CIK 54883

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of the common stock on the New York Stock Exchange on June 30, 2004, was approximately $653,965,000. As of March 3, 2005, there were 62,367,269 shares of common stock, $.10 par value per share and no shares of Class B common stock, $.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

        The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 12, 2005. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I

        This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words "believes," "anticipates," "plans," "expects," "estimates," "intends," "may," "projects," "will," "would," and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this annual report because these statements speak only as of the date when made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth in this Annual Report on Form 10-K under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

ITEM 1. BUSINESS

OVERVIEW

        Keane, Inc. is a leading provider of Information Technology ("IT") and Business Process Services. In business since 1965, our mission is to help clients improve business and IT effectiveness through outsourcing, development and integration, and other IT services.

        We deliver our IT services through an integrated network of regional offices in North America and the United Kingdom ("UK"), and through Advanced Development Centers ("ADCs") in the United States ("U.S."), Canada, and India. This global delivery model enables us to provide our services to customers onsite, at our nearshore facilities in Canada, and through our offshore development centers in India. Our regional offices are supported by centralized Strategic Practices and Quality Assurance Groups.

        Our clients consist primarily of Global 2000 companies across several industries. We have specific expertise and depth of capability in financial services, insurance, healthcare, and the public sector and other verticals. We strive to build long-term relationships with our customers by improving their business and IT performance, reducing their costs, and increasing their organizational flexibility. We achieve recurring revenue as a result of our multi-year outsourcing contracts and our long-term client relationships.

        We are a Massachusetts corporation headquartered in Boston. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KEA." We maintain a Web site with the address www.keane.com. Our Web site includes links to our Corporate Governance Guidelines, our Code of Business Conduct, and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters, which are available in print to any shareholder upon request. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").

        Our registered trademarks or service marks include: Application Lifecycle Optimization, EZ-Access, Keane, the Keane logo, Patcom and We Get IT Done. Other trademarks and service marks include: Application Development and Integration Services, Application Development and Management Outsourcing Services, Enterprise Application Integration, Keane InSight and VistaKeane.

All other trademarks, service marks, or tradenames referenced in this Form 10-K are the property of their respective owners.

SERVICES

        We seek to improve our clients' business performance by maximizing the effectiveness of their business and IT operations. We apply our rigorous processes and management disciplines to our client engagements, enabling clients to reduce costs and increase organizational flexibility and efficiency. We focus on three service offerings:

  •
  Outsourcing services, which include Application Outsourcing, Application Maintenance, Healthcare Solutions Maintenance, and Business Process Outsourcing;

  •
  Development and Integration services, which include Application Development & Integration ("AD&I") and Healthcare Solutions Products; and

  •
  Other IT services, which include IT Consulting and Staff Augmentation.

        Services are delivered using our global delivery model, from operations in the U.S., UK, Canada, and India. See Note 16 "SEGMENT INFORMATION" in the notes to the accompanying consolidated financial statements for discussion of our domestic and international revenues.

        We experience a moderate amount of seasonality. Our consulting revenue and profitability are affected by the number of workdays in a quarter. Typically our billable hours are reduced in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time.

Outsourcing Services

        Application Outsourcing.    Our Application Outsourcing services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. In a typical Application Outsourcing engagement, we assume responsibility for managing a client's business applications with the goal of instituting operational efficiencies that enhance flexibility, freeing up client personnel resources, and achieving higher user satisfaction. We seek to obtain competitive advantages in the application outsourcing market by targeting our Global 2000 client base and generating measurable operational and financial benefits to our clients. We achieve these client benefits through the use of our world-class methodologies, continuous process improvement, and our global delivery model.

        Our global delivery model offers customers the flexibility and economic advantage of allocating work among a variety of delivery options, including onsite at a client's facility, nearshore in Halifax, Nova Scotia and Toronto, Ontario, and offshore at one of our four locations in India. This integrated, highly flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new outsourcing engagements. The distribution of work across multiple locations is typically based on a client's cost, technology, and risk management requirements. Our project management approach ensures common methodologies and disciplines across locations, and provides a single point of accountability to the client.

        Forty-seven of our Application Outsourcing engagements have been independently assessed at Level 3 or 4 on the Software Engineering Institute's ("SEI") Capability Maturity Model ("CMM"). In addition, our four ADCs in India, located in Hyderabad, Delhi and Gurgaon, were independently evaluated at Level 5 on the SEI CMMI and comply with ISO 9001: 2000 standards. Our ADC in Halifax, Nova Scotia, has also been independently evaluated at Level 5 on the SEI CMMI. The SEI CMM has five levels of process maturity, and many IT organizations typically operate at Level 1, the lowest level of maturity. Since 1997, we have used the SEI CMM as a standard for objectively measuring our success in improving our clients' application management environments. The SEI CMM has become the industry's standard method for evaluating the effectiveness of an IT environment and the process maturity of outsourcing vendors.

        We enter into large, long-term contracts for the provision of Application Outsourcing services. These client engagements usually span three to five years. Application Outsourcing projects typically supply us with contractually obligated recurring revenue and with an ability to cross-sell other solutions to those clients. We believe that our ability to consistently provide measurable business value for an existing client fosters profitable, long-term client relationships and strongly positions us to win additional outsourcing engagements, as well as development and integration projects.

        Business Process Outsourcing.    We provide Business Process Outsourcing ("BPO") services through Keane Worldzen, our majority owned subsidiary. Keane Worldzen specializes in providing BPO services to clients with complex operational processes in the financial services, insurance, and healthcare industries, and to clients with back office processes in several industries. Keane Worldzen's deep expertise in process redesign and optimization is an important competitive differentiator. Keane Worldzen's BPO services are designed to reduce the cost of processing and increase the efficiency of our clients' business transactions, enabling companies to focus on their more strategic activities, and avoid the overhead and management distraction of non-core back-office processes. Keane Worldzen provides these low-cost, high-value outsourcing services from operations in both the U.S. and India.

Development and Integration Services

        AD&I.    As application software becomes more complex, it requires sophisticated integration between front-end and back-end systems to enhance access to critical corporate data, enable process improvements, and improve customer service. Many of our AD&I projects leverage "best of breed" technology platforms to support integrated development, Application Outsourcing and BPO solutions for our clients. These "best of breed" solutions are often industry-specific, and therefore leverage Keane's vertical expertise. AD&I services include custom development, Enterprise Resource Planning ("ERP") implementations, and other vertically aligned solutions.

        As a result of our significant expertise and experience, including our deep technical experience in leading edge and commercially accepted tools, we have become a top-tier provider of large, complex software development and integration projects for Global 2000 companies. We also provide AD&I services to the public sector, which includes agencies within the U.S. Federal Government, various states, and other local government entities. We believe that we are well positioned to bid on and win large-scale AD&I projects from both the commercial and public sector markets due to our core competencies in project management, integration, and global delivery. We believe that these competencies, together with our long-term relationships with Global 2000 companies, particularly with those clients for which we provide Application Outsourcing services, will provide a foundation for future growth through cross selling of Keane's complementary service offerings.

        Healthcare Solutions.    Our Healthcare Solutions Division ("HSD") develops and markets a complete line of open-architecture financial management, patient care, clinical operations, enterprise information, long-term care, and practice management systems for healthcare organizations. The consulting, development, and integration of these systems is included in Development and Integration services. In addition, HSD provides long-term management of these applications, which is included in Outsourcing Services.

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

Other IT Services

        IT Consulting.    Our IT Consulting services include several offerings that help companies develop and implement their IT and business process improvement strategies. Many clients engage us to provide Project Management services to ensure consistency of quality and delivery over multiple projects within a client organization. Other IT Services also includes Network Integration Planning, Strategic Information Planning, and Package Selection.

        Staff Augmentation.    Our Staff Augmentation service provides clients with a team of professionals with specialized technical skills to augment their in-house staffs. These professionals help clients develop or manage their applications or assist with short-term IT services requirements without adding to their fixed personnel costs. In many instances, we provide staff augmentation resources to clients who are also utilizing our outsourcing or AD&I services. In addition, we believe that staff augmentation services provide us with a foundation from which to establish new client relationships and ultimately expand our base of services by cross-selling our other offerings.

STRATEGY

        Our goal is to be recognized as one of the world's premier IT and business service providers by our clients, employees, and shareholders. We believe that we can achieve this goal by helping clients improve their business and IT effectiveness through the consistent delivery of high-value development and outsourcing services. Specifically, we believe that applications services and business process services are large and synergistic growth markets, and that a significant emerging business trend is corporations leveraging Application Outsourcing, BPO, and global delivery to achieve meaningful cost reductions and business improvement. We believe that our depth of capability in each of these areas, along with our vertical expertise, strong customer relationships and process management capabilities, will enable us to capitalize on this market opportunity. We have five major strategic priorities for 2005:

Achieve sustainable revenue and earnings growth.

        Our objective is to achieve long-term revenue expansion by growing our Application Outsourcing, AD&I and BPO businesses, as well as by leveraging our strong position in less cyclical industries such as healthcare and in the public sector. We expect to increase our operating margins over the short-term by improving billing rates and utilization as the IT services sector continues its economic recovery, and by aggressively controlling selling, general, and administrative ("SG&A") expenses. Longer term, we intend to increasingly leverage lower-cost offshore resources in providing outsourcing and AD&I services, while continuously adjusting our expenses to ensure cost-effective delivery. We expect our ability to effectively manage our working capital, most notably Days Sales Outstanding ("DSO"), and capital spending will enable us to generate strong operating cash flow. We plan to use excess cash to complete attractive acquisitions and to continue to repurchase shares of our common stock from time-to-time.

Enhance and leverage our vertical go-to-market approach

        We are recognized by industry analysts and clients as one of the leading application outsourcing vendors in North America, for our ability to consistently generate measurable business value. With our entrance into the BPO market through our majority owned subsidiary, Keane Worldzen, we believe that

BPO represents a significant additional future growth opportunity for us. We have observed the convergence of applications outsourcing and BPO to be an increasing trend in client buying behavior, and feel that deep industry knowledge is increasingly an important strategic differentiator as clients decide to outsource a broader portfolio of IT and business initiatives. Accordingly, we plan to capitalize on our expertise in the financial services, insurance, healthcare and public sector verticals to go to market with integrated business solutions allowing Keane to go beyond simply delivering cost and performance improvements to our clients and allow us to deliver transformational business benefits.

Build scale and market share in growing business process outsourcing market

        We entered the BPO market in October 2003 through our majority investment in Keane Worldzen, which provides clients with high-value business process services, including process optimization and transaction outsourcing. We believe that client demand for these transformational business process services, often bundled with applications outsourcing, represents a significant future growth opportunity. As a result, in 2005, we plan to invest in additional capability and scale in our BPO operations, both through Keane Worldzen and potential additional investments.

Strengthen our position as an industry leader in advanced global delivery

        Global sourcing has become an important component of our clients' overall sourcing strategies. Use of nearshore and offshore delivery enables clients to access a large pool of cost-effective technical personnel, while enhancing productivity via a 24 hours a day, seven days a week development approach. As a result, global delivery capability is critical for success in today's IT services market. During 2004, we significantly enhanced our global sourcing capabilities, opening a fourth offshore development center in India and a second nearshore development center in Canada. During 2005, we expect to expand our efforts to position Keane as a leading provider of global AD&I and outsourcing solutions by continuing to invest in our India and Canada operations.

Enhance growth and market positioning through Mergers and Acquisitions

        Our long-term growth strategy includes both a strong focus on organic expansion and enhanced growth through mergers and acquisitions ("M&A"). In 2003 and 2004, we acquired several companies that met specific strategic criteria, including enhancing Keane's capabilities and client relationships. In 2005, we will continue to proactively focus resources on identifying, evaluating, and, when appropriate, consummating M&A transactions that have the potential to create long term per share value. We proactively target applications services and business process services firms that provide scale and/or are additive to Keane's strategic positioning.

COMPETITION

        The IT services market is highly competitive and driven by continual changes in client business requirements and advances in technology. Our competition varies by the type of service provided and by geographic markets.

        We compete with traditional players in the IT services industry, including large integrators (such as Accenture ("ACN"), Electronic Data Systems ("EDS"), Computer Sciences Corporation ("CSC"), IBM Global Services ("IBM"), and Perot Systems ("PER")); offshore solution providers, including Wipro ("WIT") and Infosys ("INFY"); IT solutions providers (such as Sapient Corporation ("SAPE"), BearingPoint ("BE"), and Ciber ("CBR")); and management consulting firms (such as McKinsey and Booz Allen). Some of these competitors are larger and have greater financial resources than we do.

        We believe that competition in the IT services industry is based on firms' ability to deliver integrated solutions that best meet the needs of customers, provide competitive pricing, develop strong client relationships, generate recurring revenue, and offer flexible delivery options. We believe that we compete favorably with respect to these factors.

CLIENTS

        Our clients consist primarily of Global 2000 organizations, government agencies, and healthcare organizations. These organizations generally have significant IT budgets and frequently depend on service providers for outsourcing services.

        In 2004, we derived our revenue from the following industry groups:

Industry	Percentage of Revenue
Financial services	30.9%
Healthcare	19.2
Government	18.7
Manufacturing	12.0
High Technology/Software	8.8
Other	3.8
Energy/Utilities	2.8
Retail/Consumer goods	2.7
Telecommunications	1.1

        Our 10 largest clients, including various agencies of the Federal Government, accounted for approximately 35.9%, 35.6%, and 29.0% of our total revenues during the years ended December 31, 2004, 2003, and 2002, respectively. Our two largest clients during 2004 and 2003 were the Federal Government and PacifiCare Health Systems, Inc. ("PacifiCare"), with approximately 9.4% and 5.3% of our total revenues in 2004, respectively and approximately 9.2% and 6.5% of our total revenues in 2003, respectively. In 2002, the Federal Government and IBM were our two largest clients. Federal Government contracts accounted for approximately 7.6% of our total revenues in 2002 and IBM accounted for approximately 4.4% of our total revenues in 2002. A significant decline in revenue from the Federal Government or PacifiCare would have a material adverse effect on our total revenue. With the exception of the Federal Government, PacifiCare, and IBM, no single client accounted for more than 5% of our total revenues during any of the three years ended on or before December 31, 2004.

        In accordance with industry practice, many of our orders are terminable by either the client or us on short notice. Moreover, any and all orders relating to the Federal Government may be subject to renegotiation of profits or termination of contract or subcontractors at the election of the Federal Government. We had orders at December 31, 2004 of approximately $600.4 million, representing backlog for the fiscal year ended December 31, 2005. Because our clients can cancel or reduce the scope of their engagements on short notice, we do not believe that backlog is a reliable indication of future business.

SALES, MARKETING, AND ACCOUNT MANAGEMENT

        We market our services and software products through our direct sales force, which is based in our field offices and regional areas, as well as through our Application Outsourcing, BPO and vertical practices. Our account executives are vertically aligned, and are assigned to a limited number of accounts so they can develop an in-depth understanding of each client's individual needs and form strong client relationships. Under the direction of Regional Sales Vice Presidents, these account executives identify IT services needs within clients and are responsible for developing solutions that meet these requirements. In addition, account executives ensure that clients receive responsive service that achieves their objectives. Account executives receive training in our sales processes and service offerings and are supported by enterprise knowledge management systems in order to efficiently share organizational learning. Account executives collaborate with our Application Outsourcing and BPO practices, vertical practices, other regional offices, and our Global Services Group as needed to address specialized customer requirements.

        Our Outsourcing Business Development Group employs specialized senior sales professionals to respond to client requirements and to pursue and close large, strategic outsourcing engagements. Application Outsourcing engagements provide a strong base of recurring revenue and afford the opportunity to cross-sell our other strategic services, including Business Process Services delivered through Keane Worldzen.

        We focus our marketing efforts on organizations with significant IT budgets and recurring software development and outsourcing needs. We maintain a corporate branding campaign focused on communicating our value proposition of reliably delivering application solutions with quantifiable business results. These branding efforts are actively executed through multiple channels.

EMPLOYEES

        As of December 31, 2004, we had 8,548 total employees, including 7,235 business and technical professionals whose services are billable to clients. This includes a base of 1,733 employees in India, including our Keane Worldzen operations. We sometimes supplement our technical staff by utilizing subcontractors, which as of December 31, 2004, consisted of 585 full-time professionals.

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

ITEM 2. PROPERTIES

        Our principal executive office as of December 31, 2004, was located at 100 City Square, Boston, Massachusetts 02129, in an approximately 95,000 square foot office building which is leased from Gateway Developers LLC ("Gateway LLC"). John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of Keane, and his immediate family members. See Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

        On December 31, 2004, we leased and maintained sales and support offices in more than 70 locations in North America, the UK, and India. The aggregate annual rental expense for our sales and support offices was approximately $15.7 million in 2004. The aggregate annual rental expense for all of our facilities was approximately $16.4 million in 2004. For additional information regarding our lease obligations, see Note 15 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various litigation and legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:        The executive officers and directors of Keane as of March 3, 2005 are as follows:

Name	Committee	Age	Position
John F. Keane		73	Chairman of the Board and Director
Brian T. Keane		44	President, Chief Executive Officer and Director
John J. Leahy		46	Senior Vice President of Finance and Administration and Chief Financial Officer
Russell J. Campanello		49	Senior Vice President
Robert B. Atwell		56	Senior Vice President
Georgina L. Fisk		36	Vice President
Raymond W. Paris		67	Senior Vice President
Laurence D. Shaw		43	Senior Vice President
Maria A. Cirino	(2)(3)	41	Director
John H. Fain		56	Director
Philip J. Harkins	(2)(3)	57	Director
Winston R. Hindle, Jr.	(1)(3)	74	Director
John F. Keane, Jr.		45	Director
John F. Rockart	(1)(2)	73	Director
Stephen D. Steinour	(1)(2)	46	Director
James D. White	(2)(3)	44	Director

(1)
Audit Committee

(2)
Compensation Committee

(3)
Nominating and Corporate Governance Committee

        All Directors hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified. Officers of Keane serve at the discretion of our Board of Directors.

        Mr. John Keane, the founder of Keane, has served as Chairman of the Board of Directors since Keane's incorporation in March 1967. Mr. Keane served as Chief Executive Officer and President of Keane from 1967 to November 1999. Mr. John Keane is a director of American Power Conversion Corporation, a designer, developer, and manufacturer of power protection and management solutions for computer, communications, and electronic applications. Mr. John Keane is the father of Mr. Brian Keane, the President, Chief Executive Officer, and a director of Keane, and Mr. John Keane, Jr., a director of Keane.

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

        Mr. Shaw joined Keane in September 2002 as Managing Director of Keane Ltd. From 1996 to September 2002, Mr. Shaw was employed by Headstrong, a global restructuring corporation, during which time he held a number of positions, serving most recently as Chief Operating Officer of European Operations. During 2004, Mr. Shaw was promoted to Senior Vice President, International Operations for Keane, Inc.

        Ms. Cirino has served as a director of Keane since July 2001. From February 2000 to February 2004, Ms. Cirino was CEO and Chairman of Guardent, Inc., ("Guardent") a managed security services corporation. On February 27, 2004, Guardent was acquired by VeriSign, Inc., ("VeriSign"), a provider of critical infrastructure services for Internet and telecommunications networks. Since then, Ms. Cirino has held the position of Senior Vice President of VeriSign Managed Security Services, a division of VeriSign. From November 1999 to February 2000, Ms. Cirino served as Vice President of Sales and Marketing for Razorfish Inc., a strategic digital communications company. From July 1997 to November 1999, Ms. Cirino served as Vice President of Sales and Marketing for iCube, Inc., a systems integration company, which was acquired by Razorfish in November 1999.

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

        Mr. Hindle has served as a director of Keane since February 1995. Mr. Hindle is currently retired. From September 1962 to July 1994, Mr. Hindle served as a Vice President and, subsequently, Senior Vice President of Digital Equipment Corporation, a computer systems and services firm. Mr. Hindle is also a director of Mestek, Inc., a public company that manufactures and markets industrial products.

        Mr. John Keane, Jr. has served as a director of Keane since May 1998. Mr. Keane is the founder of ArcStream Solutions, Inc., a consulting and systems integration firm focusing on mobile and wireless solutions, and has been its President and Chief Executive Officer since July 2000. From September 1997 to July 2000, he was Executive Vice President and a member of the Office of the President of Keane. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From January 1994 to December 1994, Mr. Keane served as a Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. John Keane, Jr. is a son of John Keane, the founder and Chairman of Keane, and the brother of Brian Keane.

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

        Mr. Steinour has served as a director of Keane since July 2001. Since July 2001, Mr. Steinour has served as the Chief Executive Officer of Citizens Bank of Pennsylvania. From January 1997 to July 2001, Mr. Steinour served as Vice Chairman of Citizens Financial Group, a commercial bank holding company. From October 1992 to December 1996, Mr. Steinour served as the Executive Vice President and Chief Credit Officer, as well as Managing Director, of the Citizens Wholesale Banking Division within Citizens Financial Group.

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

        Non-employee directors are also eligible to receive stock options under our stock incentive plans. During 2004, we did not grant stock options to non-employee directors, other than the initial stock option grant or the annual stock option grant discussed above. Directors who are officers or employees of Keane do not receive any additional compensation for their services as directors.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our authorized capital stock consists of 200,000,000 shares of common stock, $.10 par value per share; 503,797 shares of Class B common stock, $.10 par value per share, and 2,000,000 shares of preferred stock, $.01 par value per share. As of March 3, 2005, there were 62,367,269 shares of common stock outstanding and held of record by approximately 2,135 registered stockholders and no shares of Class B common stock or preferred stock outstanding. Effective February 1, 2004, each share of our Class B common stock, $.10 par value per share, was automatically converted into one share of common stock.

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

Stock Price
Period	High	Low
2004
First Quarter	$18.20	$14.00
Second Quarter	16.44	12.68
Third Quarter	15.67	12.70
Fourth Quarter	16.39	14.52
2003
First Quarter	$10.09	$6.90
Second Quarter	14.00	7.80
Third Quarter	15.19	12.30
Fourth Quarter	15.13	12.72

        The closing price of our common stock on the NYSE on March 3, 2005 was $13.32.

        We have not paid any cash dividend since June 1986. We currently intend to retain all of our earnings to finance future growth and therefore do not anticipate paying any cash dividend in the foreseeable future. Our $50.0 million credit facility with two banks contains restrictions that may limit our ability to pay cash dividends in the future.

        The following table provides information about purchases by Keane during the three months ended December 31, 2004 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
10/01/04-10/31/04	—	$—	—	2,871,600
11/01/04-11/30/04	—	$—	—	2,871,600
12/01/04-12/31/04	—	$—	—	2,871,600
Total:	—	$—	—	2,871,600

(1)
For the three months ended December 31, 2004, we did not repurchase any of our common stock

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

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Years ended December 31,	2004	2003	2002	2001	2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Revenues	$911,543	$804,976	$873,203	$779,159	$871,956
Operating income	51,433	42,180	10,357	19,753	27,921
Net income (3)	32,282	29,222	8,181	17,387	20,354
Basic earnings per share	0.52	0.44	0.11	0.25	0.29
Diluted earnings per share (1)	$0.48	$0.43	$0.11	$0.25	$0.29
Basic weighted average common shares outstanding	62,601	65,771	74,018	68,474	69,646
Diluted weighted average common shares and common share equivalents outstanding (1)	71,807	70,817	74,406	69,396	69,993
Balance Sheet Data:
Total cash and marketable securities	$199,152	$206,136	$68,255	$129,243	$115,212
Total assets	804,194	793,101	685,674	679,903	463,594
Total debt (2)	190,952	193,371	45,647	15,357	8,616
Stockholders' equity	461,703	458,132	490,584	529,173	370,677
Book value per share	$7.42	$7.20	$7.06	$7.00	$5.48
Number of shares outstanding	62,184	63,629	69,521	75,509	67,675
Financial Performance:
Revenue (decline) growth	13.2%	(7.8)%	12.1%	(10.6)%	(16.2)%
Net margin	3.5%	3.6%	0.9%	2.2%	2.3%

(1)
Reflects the adoption of Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." See Note 12 "EARNINGS PER SHARE" in the notes to the accompanying consolidated financial statements for further discussion.

(2)
Includes $40,042, $40,500, $40,888, and $13,000 in accrued building costs for the years ended December 31, 2004, 2003, 2002, and 2001, respectively.

(3)
Net income for 2004 includes an adjustment recorded in the Fourth Quarter of 2004 for an additional deferred tax asset totaling approximately $2.2 million and a corresponding decrease to the provision for income taxes. See Note 14 "INCOME TAXES" in the notes to the accompanying consolidated financial statements for further discussion. Net income for 2003 includes a $7.3 million, $4.4 million after tax, favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

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

OVERVIEW

Components of Revenues

        We seek to help clients improve their business and information technology ("IT") effectiveness. In order to align our reporting with our strategic priorities, beginning January 1, 2004, we classified our service offerings into the following three categories: Outsourcing, Development & Integration, and Other IT Services. These services were previously classified within our Plan, Build, and Manage service offerings in our Annual Report on Form 10-K for the year ended December 31, 2003. Prior period amounts have been reclassified to conform to the current presentation. Below is a description of each of our service offerings:

        Outsourcing:    Our outsourcing services include Application and Business Process Outsourcing, as well as ongoing maintenance related to Development & Integration work for our Healthcare Solutions Division. Our Application Outsourcing services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. Under our Application Outsourcing service offering, we assume responsibility for managing a client's business applications with the goal of instituting operational efficiencies that enhance flexibility, free up client personnel resources, and achieve higher user satisfaction. We enter into large, long-term contracts for the provision of Application Outsourcing services, which generally do not require any capital outlay by us. These contracts usually span three to five years with the ability to renew. We typically receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. However, because our customers typically have the ability to reduce services under their contracts, our monthly fees may be reduced from the stated contract amounts.

        Through our global delivery model we can offer customers the flexibility and economic advantage of allocating work among a variety of delivery options. These include onsite at a client's facility, nearshore in Halifax, Nova Scotia, and Toronto, Ontario, and offshore at one of our four development centers in India. In 2004, we extended our Global network of Advanced Development Centers with the opening of new facilities in Toronto, Ontario and Hyderabad, India. This integrated, highly flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new Application Outsourcing engagements. The distribution of work across multiple locations is typically based on a client's cost, technology, and risk management requirements. Our successful track record in absorbing the local staff of our clients is particularly attractive to many prospective clients.

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

        Other IT Services:    Other IT Services are primarily comprised of IT consulting, project management, and supplemental staff engagements that are principally billed on a time and materials basis.

        Global economic and political conditions may cause companies to be cautious about increasing their use of consulting and IT services, but we continue to see a demand for our services. We continue to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on revenues. We also experience wage inflation, primarily in India, as the demand for those resources increases. In order for us to remain successful in the near term, we must continue to maintain and grow our client base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities. In the current economic environment, we must provide our clients with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a more steady demand for our services, and gross margin as a percentage of revenue has stabilized over the past two years, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins for 2005 and over the longer term.

        There is a great deal of competition in provision of Outsourcing services. We believe our evolving go-to-market strategy, where we seek to provide high value, repeatable business solutions to our clients, differentiates us from our competitors. The solutions sets that we offer to our clients have five major elements. They are:

  •
  First, they are vertically driven in that they are value propositions designed to address specific needs, challenges, or opportunities within a vertical industry.

  •
  Second, they include Application services, either in the form of applications development & integration, or application outsourcing.

  •
  Third, these solutions also involve a business process component, including process reengineering and business process outsourcing.

  •
  Fourth, we seek to leverage a technology platform, either provided by a third party, or proprietary to Keane, as well as Keane intellectual capital, as a foundation for our solutions.

  •
  And finally, these solution sets nearly always incorporate our global delivery capabilities.

        While, we are still in the early stages of implementing this new market approach, we believe that our deep industry knowledge will differentiate us from our competitors, allow us to go beyond simply delivering cost and performance improvements to our clients, and allow us to deliver transformational business benefits and ultimately, help grow our business and integrate our comprehensive capabilities.

Components of Operating Expenses

        The primary categories of our operating expenses include: salaries, wages, and other direct costs; selling, general and administrative expenses; and amortization of intangible assets. Salaries, wages, and other direct costs are primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor, and other personnel costs, and other non-payroll costs. Selling expenses are driven primarily by business development activities and client targeting, image-development, and branding activities. General and administrative expenses primarily include costs for non-client facing personnel, information systems, and office space, which we seek to manage at levels consistent with changes in the activity levels in our business. We continue to anticipate changes in demand for our services and to identify cost management initiatives to balance our mix of resources to meet current and projected future demand in our markets. We will also continue to use our global sourcing as part of our cost effective delivery model.

        We evaluate our improvement in profitability by comparing gross margins, and selling, general, and administrative ("SG&A") expenses as a percentage of revenues. Other key metrics that we use to manage and evaluate the performance of our business include new contract bookings, the number of billable personnel, and utilization rates. We calculate utilization rates by dividing the total billable hours per consultant by the total hours available, including sick, holiday, and vacation, from the consultant.

NEW CONTRACT BOOKINGS

        New contract bookings for the year ended December 31, 2004 were $1.1 billion, an increase of $230.4 million, or 26.5%, over new bookings of $868.5 million for the year ended December 31, 2003. For the year ended December 31, 2004, Outsourcing bookings increased 37.7% to $574.7 million, Development & Integration bookings increased 20.1% to $124.8 million, and Other IT bookings increased 15.0% to $399.4 million compared to the same period in 2003.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an on-going basis, we evaluate our estimates including those related to revenue earned but not yet billed, costs to complete fixed-price projects, the collectibility of accounts receivable, acquisition accounting, the valuation of goodwill, certain accrued liabilities and other reserves, income taxes, and others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We believe that the accounting policies described below meet these characteristics. Our significant accounting policies are more fully described in the notes to the accompanying consolidated financial statements.

Revenue Recognition

        We recognize revenue as services are performed or products are delivered in accordance with contractual agreements and generally accepted accounting principles. For general consulting engagements, we recognize revenue on a time and materials basis as services are delivered. For the majority of our outsourcing engagements, we provide a specific level of service each month for which we bill a standard monthly fee. We recognize revenue for these engagements in monthly installments over the billable portion of the contract. These installments may be adjusted to reflect changes in staffing requirements and service levels consistent with terms of the contract. Costs of transitioning the employees may be capitalized over defined periods of time and amortized over the period in which the associated revenue is recognized.

        For fixed-price engagements, we recognize revenue on a proportional performance basis over the life of the contract. We use estimated labor-to-complete to measure the proportional performance. Proportional performance recognition relies on accurate estimates of the cost, scope, and duration of each engagement. If we do not accurately estimate the resources required or the scope of the work to be performed, then future revenues may be negatively affected or losses on existing contracts may need to be recognized. All future anticipated losses are recognized in the period they are identified.

        We recognize revenue associated with application software products as the software products are installed and as implementation services are delivered. We recognize software maintenance fees on installed products on a pro-rated basis over the term of the agreement. In multiple element arrangements, Keane uses the residual value method in accordance with Statement of Position ("SOP") SOP 97-2 ("SOP 97-2"), "Software Revenue Recognition," and SOP 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license.

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

Allowance for Bad Debts

        We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables. Our allowance for bad debts is based upon specific identification of likely and probable losses. Each accounting period, we evaluate accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of our services. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue in the period the risk is identified. We use considerable judgment in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If our evaluation of service delivery issues or a client's ability to pay is incorrect, we may incur future reductions to revenue.

Business Combinations

        In connection with acquisitions, we estimate the fair value of assets acquired and liabilities assumed. Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and legal and other reserves require a high degree of management judgment. Certain estimates may change as additional information becomes available. In particular, restructuring liabilities are subject to change as we complete our assessment of the acquired operations and finalize our integration plan.

Valuation of Goodwill

        We have recorded a significant amount of goodwill resulting from acquisitions. Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing. The impairment test involves the use of estimates related to the fair value of the business operations with which the goodwill is associated. The estimate of fair value requires significant judgment. We estimate the fair value of the business operations using a discounted cash flow model based on the future annual operating plan of each reporting unit. This model determines the present value of the estimated cash flows of the reporting unit. Any loss resulting from an impairment test would be reflected in operating income in our consolidated statement of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. As of December 31, 2004, our goodwill totaled $306.0 million.

Valuation of Intangible Assets

        In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business. Other intangible assets include, among other things, customer-related assets such as order backlog, customer contracts, and customer relationships. Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates. In most situations, we use third parties to assist us with such valuations. In addition, these intangible assets are amortized over the best estimate of their useful life.

        We review our identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether an intangible asset is impaired, we must make assumptions regarding estimated future cash flows from the asset, intended use of the asset, and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, we may be required to record impairment charges for these assets. As of December 31, 2004, our intangible assets totaled $62.9 million.

Income Taxes

        To record income tax expense, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. In addition, income tax expense at interim reporting dates requires us to estimate our expected effective tax rate for the entire year. This involves estimating our actual current tax liability together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates.

        We record a valuation allowance to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. We have recorded a valuation allowance for the tax benefits of certain subsidiary net operating losses and the minimum pension liability.

        Our policy is to establish reserves for taxes that may become payable in future years as a result of an examination by the tax authorities. In accordance with SFAS No. 5 ("SFAS 5"), "Accounting for Contingencies," we establish the reserves based upon our assessment of exposure associated with permanent tax differences and interest expense applicable to both permanent and temporary difference adjustments. The tax reserves are analyzed periodically and adjusted, as events occur to warrant the adjustment to the reserve. If we determine that we will require more or less of our reserves in the future, such adjustment would be recorded as an increase or reduction of income tax expense in the period such determination is made. Circumstances that could cause our estimates of income tax expense to change include: the impact of information that subsequently becomes available as we prepare our tax returns; revision to tax positions taken as a result of further analysis and consultation; the actual level of pre-tax income; changes in tax rules, regulations, and rates; and changes mandated as a result of audits by taxing authorities.

Stock-based Compensation

        We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant. We also grant restricted stock for a fixed number of shares to employees for nominal consideration.

        We adopted the disclosure provisions of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment to SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS 148 and SFAS 123, we account for our stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In accordance with APB 25, we recognize compensation expense based on the difference between the market value at grant date and the grant price and record the compensation expense ratably over the restriction period. We do not recognize compensation expense on our stock option grants as the stock options are granted at the market price at the date of grant.

        Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have recorded additional compensation expense and reduced net income by approximately $3.8 million, $4.6 million, and $11.3 million in 2004, 2003, and 2002, respectively.

        See "RECENT ACCOUNTING PRONOUNCEMENTS" for discussion on SFAS No. 123 (revised 2004) ("SFAS 123(R)") "Share-Based Payment," which was issued in December 2004 and is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance.

Restructuring

        We have recorded restructuring charges and reserves associated with restructuring plans approved by management in the last six years. As of January 1, 2003, we adopted SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan exists. These reserves include estimates pertaining to employee separation costs and real estate lease obligations. The reserve associated with lease obligations could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of our sub-lessees, market value of properties, and the ability to negotiate early termination agreements with lessors. While we believe that our current estimates regarding lease obligations are adequate, future events could require adjustments to these estimates. Based on the assumptions included in our analysis as of December 31, 2004, to the extent that we are unable to maintain all of our current, contractual subleases, we could incur an additional restructuring charge up to approximately $2.3 million. In addition, if we are able to negotiate early terminations of our operating leases or to obtain a sublessee, we would record a reduction to the restructuring liability and a corresponding expense reduction. In 2004 and 2003, we recorded an expense reduction of $2.4 million and $1.0 million, respectively, associated with early lease terminations and unanticipated subleases.

Accrued Compensation and Other Liabilities

        Employee compensation costs are our largest expense category. We have a number of different variable compensation programs, which are highly dependent on estimates and judgments, particularly at interim reporting dates. Some programs are discretionary while others have quantifiable performance metrics. Certain programs are annual, while others are quarterly or monthly. Often, actual compensation amounts cannot be determined until after we report our results. We believe we make reasonable estimates and judgments using all significant information available. We also estimate the amounts required for incurred but not reported health claims under our self-insured employee benefit programs. Our accrual for health costs is based on historical experience and actual amounts may vary from these estimates. In addition, with respect to our potential exposure to losses from litigation, claims and other assessments, we record a liability when such amounts are believed to be probable and can be reasonably estimated.

        We have a foreign defined benefit plan that provides pension benefits to employees of our subsidiary located in the UK, ("UK DBP"). Assumptions used in determining projected benefit obligations and the fair values of plan assets for our UK DBP are evaluated periodically by management in consultation with outside actuaries and investment advisors. Changes in assumptions are based on relevant Company data. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and healthcare cost projections, are evaluated and updated annually. We have assumed that the expected long-term rate of return on plan assets will be 7.75%.

        At the end of each year, we determine the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high quality fixed income investments available for the period to maturity of the pension benefits, and changes as long-term interest rates change. At December 31, 2004, we determined this rate to be 5.40%.

        During 2004, we closed the UK DBP to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." As a result, we recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum pension liability of approximately $6.6 million as a non-cash adjustment through accumulated other comprehensive loss in the accompanying consolidated balance sheets. As of December 31, 2004, the minimum pension liability was $13.5 million and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. See Note 13 "BENEFIT PLANS" in the notes to the accompanying consolidated financial statements for further discussion.

CONSOLIDATED RESULTS OF OPERATIONS

2004 Compared to 2003

	REVENUES (Dollars in thousands)
	Years Ended December 31,				Increase (Decrease)
	2004	%	2003	%	$	%
Outsourcing	$465,077	51	$371,294	46	$93,783	25.3
Development & Integration	176,781	19	162,113	20	14,668	9.0
Other IT Services	269,685	30	271,569	34	(1,884)	(0.7)

Total	$911,543	100%	$804,976	100%	$106,567	13.2

Revenues

        Revenues for the year ended December 31, 2004 were $911.5 million, an increase of $106.6 million, or 13.2%, compared to revenues of $805.0 million for the year ended December 31, 2003. Revenues in 2004 increased compared to 2003 due primarily to the growth in Outsourcing services and revenues from our acquired businesses. We completed our acquisition of Nims Associates, Inc. ("Nims"), an IT and consulting services company with offices in the Midwest, on February 27, 2004, and as a result, the operating results of Nims have been included in our consolidated financial statements beginning March 1, 2004. In addition, we completed the acquisition of Fast Track Holdings Limited ("Fast Track") on July 13, 2004, and have included its operating results in our consolidated financial statements beginning July 14, 2004. Fast Track was a privately held consulting firm based in the United Kingdom that manages the design, integration, and rapid deployment of large-scale SAP implementations.

        Outsourcing.    Outsourcing service revenues for the year ended December 31, 2004 were $465.1 million, an increase of $93.8 million, or 25.3%, compared to the year ended December 31, 2003. The increase in Outsourcing service revenues was primarily due to increased revenues from large outsourcing contracts, as well as the revenues generated by Nims. PacifiCare, one of our largest clients, has reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the contract value. During the Second Quarter ended June 30, 2004, PacifiCare requested that we further reduce service levels to levels below the minimums provided in our contract. The requested change was not consistent with the terms of our contract with PacifiCare and would have resulted in a reduction in our monthly billings to PacifiCare. Accordingly, we did not agree to this change. Since then, through the year ended on December 31, 2004, we have continued providing services at or above the minimum levels set forth in the contract. In accordance with the contract terms, we and PacifiCare jointly engaged an independent third party to conduct a study to compare our billing rates with benchmark rates. The results assert that our rates are higher than the benchmark rates. To the extent that the lower rates identified in the study would go in effect in the Second Quarter of 2005, our annual revenues and operating income would decline. We have thirty days to evaluate the results of the study and expect that we will enter into discussions with PacifiCare thereafter.

        Development & Integration.    Development & Integration service revenues for the year ended December 31, 2004 were $176.8 million, an increase of $14.7 million, or 9.0%, compared to the year ended December 31, 2003 partly due to the revenues associated with the acquisition of Fast Track in the Third Quarter ended September 30, 2004.

        Other IT Services.    Other IT Services revenues for the year ended December 31, 2004 were $269.7 million, a decrease of $1.9 million, or 0.7%, compared to the year ended December 31, 2003. During the Second Quarter ended June 30, 2004 we agreed to a 5% price reduction for one of our large customers and mitigated the impact of that price reduction on gross margin by negotiating lower pricing of our subcontractor personnel. Additionally, this customer also notified us in the Fourth Quarter of 2004 that they would be reducing their purchasing requirements, which will have an impact of reducing annual revenues by approximately $7.0 million to $8.0 million in 2005 from that customer. In addition, a large client in the UK has notified us that they would be reducing their purchasing requirements, which will have an impact of reducing annual revenue by approximately $10.0 million to $14.0 million in 2005.

        The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2004	2003	$	%
Revenues	$911,543	$804,976	$106,567	13.2
Salaries, wages, and other direct costs	637,240	554,375	82,865	14.9

Gross margin	$274,303	$250,601	$23,702	9.5

Gross margin %	30.1%	31.1%

Salaries, wages, and other direct costs

        Salaries, wages, and other direct costs for the year ended December 31, 2004 were $637.2 million, an increase of $82.9 million compared to $554.4 million for the year ended December 31, 2003. The increase was primarily attributable to costs of client service personnel to support the increased service revenues as well as an increase in direct costs to support the revenues generated by our acquired Nims business. Salaries, wages, and other direct costs were 69.9% of total revenues for the year ended December 31, 2004 compared to 68.9% of total revenues for the year ended December 31, 2003.

        Total billable employees for all operations were 7,235 as of December 31, 2004, compared to 6,369 total billable employees as of December 31, 2003. This includes a base of billable employees within our India operations of 1,454, which represents an increase of 421 employees, or 40.8%, over the year ended December 31, 2003. We added our India operation in March 2002 with our acquisition of SignalTree Solutions. In addition, total billable employees include a base of 370 billable employees within our Keane Worldzen operations. We acquired our controlling interest in Keane Worldzen in October 2003. In addition to these employees, we occasionally use subcontract personnel to augment our billable staff, which represented 585 subcontractors as of December 31, 2004. Overall utilization rates for all three periods remained stable as we increased the number of billable employees.

Gross margin

        Our management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin for the year ended December 31, 2004 increased $23.7 million, or 9.5%, compared to the year ended December 31, 2003. Gross margin as a percentage of revenues for the year ended December 31, 2004 was 30.1% compared to 31.1% for the year ended December 31, 2003. Although gross margin for the year ended December 31, 2004 decreased by approximately 100 basis points compared to the year ended December 31, 2003, we believe that the relatively constant gross margin percentage over the past two years is indicative of a more stable environment for IT services, and firmer utilization rates, as well as the benefit of our global delivery capabilities. The lower labor cost associated with the increased use of offshore resources at our India facilities helped reduce the impact of lower pricing of our services on gross margin. We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

	Years Ended December 31,		Increase
	2004	2003	$	%
Selling, general, and administrative expenses (SG&A)	$206,747	$192,900	$13,847	7.2

SG&A as a % of revenue	22.7%	24.0%

        SG&A expenses include salaries for our corporate and branch administrative employees, sales and marketing expenses, as well as the cost of our administrative facilities, including related depreciation expense. SG&A expenses for the year ended December 31, 2004 increased $13.8 million, or 7.2%, compared to the year ended December 31, 2003. The increase in SG&A expenses was due to higher compensation costs in 2004 compared to 2003, resulting from higher headcount associated with our acquired business, Keane Worldzen in the Fourth Quarter ended December 31, 2003, Nims in the First Quarter ended March 31, 2004 and Fast Track in the Third Quarter ended September 30, 2004. Also contributing to the increase in SG&A expenses were higher costs associated with the growth of our India operations. SG&A expenses for the year ended December 31, 2004 were 22.7% of total revenues, as compared to 24.0% of total revenues for the year ended December 31, 2003. The decrease in SG&A expenses as a percentage of revenue in 2004 was due in part to the acquisition of Nims, the integration of the operations of Nims, and increasing revenues.

Amortization of intangible assets

        Amortization of intangible assets for the year ended December 31, 2004 was $16.2 million, compared to $15.8 million for the year ended December 31, 2003. The amortization of intangible assets for 2004 increased $0.4 million due to the additional intangible assets resulting from our Nims acquisition in the First Quarter ended March 31, 2004 and, to a lesser extent, our Fast Track acquisition in the Third Quarter ended September 30, 2004. These amounts were offset in part by certain intangibles that have become fully amortized.

Restructuring charges, net

        During the Fourth Quarter of 2004, we reevaluated our estimates recorded for the restructuring charge taken in 2002 and 2003 and as a result recorded an expense reduction of $2.4 million and a charge of $2.3 million, resulting in a net expense reduction of $0.1 million. During 2003, we reevaluated our estimates recorded for the restructuring charge taken in 2002 and as a result recorded an expense reduction of $1.5 million for workforce reductions, and $1.0 million related to the costs of consolidating and/or closing certain non-profitable offices. In addition, during 2003 we recorded a restructuring charge of $2.2 million. Of this charge, $1.3 million was for an additional workforce reduction of 75 employees and $0.9 million was for the costs associated with a branch office closing. The net impact of these actions resulted in a net expense reduction to the restructuring charge of $326,000 in our consolidated statement of income.

Interest and dividend income

        Interest and dividend income for the year ended December 31, 2004 was $3.9 million compared to $3.0 million for the year ended December 31, 2003. The increase in interest and dividend income was the result of higher average cash balances and marketable securities. The higher average cash balances and marketable securities was due to the investment of the net proceeds from the issuance of our 2.0% Convertible Subordinate Debentures due 2013 ("Debentures") issued in June 2003 and strong cash flow, offset in part by the impact of our share repurchases during 2003 and the year ended December 31, 2004. To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

        Interest expense for the year ended December 31, 2004 was $5.7 million compared to $4.2 million for the year ended December 31, 2003. The increase in interest expense was primarily related to a full year of interest recognized on our Debentures and the imputed interest expense on the accrued building costs as a result of our occupation of our corporate facility. As explained in Note 15 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements, the accounting for the facility requires us to impute interest expense on the accrued building costs.

Other (expense) income, net

        Other expense, net was $0.7 million for the year ended December 31, 2004 and other income, net was $7.1 million for the year ended December 31, 2003. Other income, net during the First Quarter of 2003 included a $7.3 million, $4.4 million after tax, favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

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

Income taxes

        The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. Our effective tax rate was 37.3% for the year ended December 31, 2004. Our effective tax rate was 40% for the year ended December 31, 2003. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. During the Third Quarter ended September 30, 2004, certain events occurred, which impacted our tax provision. These events include the expiration of certain state statutes and changes in estimates, which resulted in a reduction to our tax provision of approximately $1.1 million, and the enactment of certain tax laws, which resulted in an imposition of tax retroactive to January 1, 2004 and that resulted in an increase to our tax provision of approximately $0.6 million. The net impact of these events was a reduction of our tax provision by approximately $0.5 million. In accordance with SFAS 5 and SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," we adjusted our tax reserves in the period where the conditions under SFAS 5 were no longer met and as of the enactment date of the new tax laws.

        For the year ended December 31, 2004, the Company identified errors relating to deferred tax balances arising from transactions in prior years. As a result, an adjustment to reduce goodwill by approximately $2.1 million has been recorded in the accompanying consolidated balance sheet as of December 31, 2004 with a corresponding reduction to deferred tax liabilities. Furthermore, as of December 31, 2004, the Company recorded an adjustment to record an additional deferred tax asset totaling approximately $2.2 million and a corresponding decrease to the provision for income taxes. This income tax adjustment results from book to tax timing differences related to depreciation expense that management believes relate to a period, or periods prior to 2004. Since the specific period to which this adjustment relates cannot be identified with certainty, the adjustment has been recorded in the year ended December 31, 2004.

Net income

        Net income for the year ended December 31, 2004 was $3.1 million higher compared to the year ended December 31, 2003. The increase is due to higher income before taxes and the lower effective tax rate for the year ended December 31, 2004.

2003 Compared to 2002

	REVENUES (Dollars in thousands)
	Years Ended December 31,				Increase (Decrease)
	2003	%	2002	%	$	%
Outsourcing	$371,294	46	$344,497	40	$26,797	7.8
Development & Integration	162,113	20	185,830	21	(23,717)	(12.8)
Other IT Services	271,569	34	342,876	39	(71,307)	(20.8)

Total	$804,976	100%	$873,203	100%	$(68,227)	(7.8)

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

        Outsourcing.    Outsourcing service revenues for the year ended December 31, 2003 were $371.3 million, an increase of $26.8 million, or 7.8%, compared to the year ended December 31, 2002. The increase in Outsourcing service revenues was primarily due to increased revenues from large outsourcing contracts.

        Development & Integration.    Development & Integration service revenues for the year ended December 31, 2003 were $162.1 million, a decrease of $23.7 million, or 12.8%, compared to the year ended December 31, 2002. Development and Integration service revenues were adversely affected during 2003 by customers' decisions to defer software development projects due to the reduction in capital spending related to technology.

        Other IT Services.    Other IT Services revenues for the year ended December 31, 2003 were $271.6 million, a decrease of $71.3 million, or 20.8%, compared to the year ended December 31, 2002, largely due to lower revenues associated with staff augmentation and other services.

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

Selling, general and administrative expenses

	Years Ended December 31,		Decrease
	2003	2002	$	%
Selling, general, and administrative expenses (SG&A)	$192,900	$198,813	$(5,913)	(3.0)

SG&A as a % of revenue	24.0%	22.8%

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

Interest and dividend income

        Interest and dividend income for 2003 was $3.0 million compared to $2.2 million in 2002. The increase in interest and dividend income was the result of higher average cash balances and marketable securities offset in part by overall lower interest rates compared to the same period in 2002. The higher average cash balances and marketable securities was due to the investment of the net proceeds from the issuance of Debentures in June 2003 and our strong cash flow. Our cash balances were reduced by cash used to repurchase shares of our common stock in 2003.

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

        In December 2003, the FASB issued SFAS No. 132 (revised 2003) ("SFAS 132 as revised"), "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans but does not change the measurement or recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions." SFAS 132 as revised requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except the additional disclosure information about foreign plans is effective for fiscal years ending after June 15, 2004. We have a foreign defined benefit plan and, as a result, have included the required additional disclosures in the notes to the accompanying consolidated financial statements.

        In March 2004, the EITF reached consensuses on Issue No. 03-6 ("EITF 03-6"), "Participating Securities and the Two-Class Method" under FASB Statement No. 128, "Earnings per Share," which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Our Debentures are not participating securities under the provisions of EITF 03-6 as they do not participate in undistributed earnings with our common stock. No separate disclosure of basic or diluted earnings per share has been made for the Class B common stock as the impact was immaterial and, effective February 1, 2004, all of the Class B common stock was converted into shares of our common stock. In addition, there was no impact on the basic and diluted earnings per share for our common stock for all periods presented in the accompanying unaudited condensed consolidated statements of income. See Note 8 "Capital Stock" in the notes to the accompanying unaudited condensed consolidated financial statements for additional disclosure.

        In September 2004, the EITF reached consensus on Issue No. 04-8 ("EITF 04-8"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation. See Note 2 "Earnings Per Share Data" in the notes to the accompanying consolidated financial statements for additional disclosure. In accordance with this Issue, we have adopted the consensus as of December 31, 2004 and have restated all prior periods presented. The adoption of EITF 04-8 resulted in a reduction of diluted earnings per share for the years ended December 31, 2004 and 2003, but did not have any impact on diluted earnings per share for the year ended December 31, 2002 as our Debentures were issued in 2003.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)") "Share-Based Payment," which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for public companies (excluding small business issuer as defined in SEC Regulation S-B) at the beginning of the first interim or annual period beginning after June 15, 2005.

        SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method we will use in adopting SFAS 123(R). As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations. We are evaluating SFAS 123(R) and have not yet determined the impact in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition (Dollars in thousands)

Years Ended December 31,	2004	2003	2002
Cash Flows Provided By (Used in)
Operating activities	$51,919	$77,572	$62,525
Investing activities	(16,436)	(150,202)	(34,737)
Financing activities	(25,240)	82,437	(48,989)
Effect of exchange rate on cash	509	546	2,028

Increase (Decrease) in Cash and Cash Equivalents	$10,752	$10,353	$(19,173)

        We have historically financed our operations with cash generated from operations. In addition, we raised $150.0 million in proceeds from the issuance of our Debentures. We use the net cash generated from these sources to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At December 31, 2004, we had $198.2 million in cash and cash equivalents and marketable securities. We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows from operating activities

        Net cash provided by operating activities totaled $51.9 million in 2004 as compared to net cash provided by operations of $77.6 million in 2003. The decrease in net cash provided by operating activities was driven in part by the absence of a $7.3 million payment that we received in connection with an arbitration proceeding in the First Quarter of 2003, $10.4 million of higher tax payments during 2004 and higher working capital requirements due to the timing of payroll and subcontractor costs. Accounts receivable increased $13.2 million to $126.5 million in 2004 compared to 2003. The accounts receivable increase was largely driven by the revenue growth experienced in 2004. However, Day Sales Outstanding ("DSO"), an indicator of the effectiveness of our accounts receivable collections, was 52 days as of December 31, 2004 compared to 53 days as of December 31, 2003 and 59 days as of December 31, 2002. We calculate DSO using the trailing three months total revenues divided by the number of days in the quarter to determine daily revenues. The average accounts receivable balance for the three-month period is then divided by daily revenues. Changes in accounts receivable have a significant effect on our cash flow. Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), fluctuations in the level of IT product sales and our level of collection efforts. Many individual reasons are outside of our control. As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

        Net cash provided by operating activities in 2003 increased $15.0 million compared to 2002 due to higher net income and improvements in working capital. We drove the improvements in working capital through our continuing efforts to increase collections of accounts receivable. The improvement in collections is evident by a reduction in DSO. Cash provided by operating activities also improved due to a $7.3 million award that we received in the First Quarter of 2003. This award was the result of an arbitration proceeding that we initiated in 2000 for a breach of an agreement between Signal Corporation and our Federal Systems subsidiary. Partially offsetting this increase is approximately $11.9 million that we paid associated with prior and current restructuring charges and $3.5 million that we paid in connection with settling a legal claim in the Third Quarter of 2003. During 2002, we paid $16.5 million associated with prior and current restructuring charges.

        We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through the next 12 months and beyond. However, in order to protect against the current economic conditions persisting in 2005 and beyond, we have taken and will continue to take, as we deem necessary, steps to reduce our expenses and align our cost structure to our revenue. We anticipate that current cash on hand and cash generated from operations will be adequate to fund our planned capital and financing expenditures for the next 12 months and beyond.

Cash flows used in investing activities

        Net cash used in investing activities in each of 2004, 2003, and 2002 was primarily for investments, acquisitions, and capital expenditures.

        During 2004, we purchased $62.6 million and sold $77.6 million in marketable securities, generating a net source of cash of $15.0 million. In addition, we invested $10.3 million in property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications in 2004. On February 27, 2004, we acquired Nims, an information technology and consulting services company. We paid $18.1 million in cash, including transaction costs and net of cash acquired, for all of the outstanding capital stock of Nims. The purchase price may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. Based on the forecasted financial performance related to the first earn-out, we expect to pay approximately $3.3 million contingent consideration in April of 2005. On July 13, 2004, we acquired Fast Track, a privately held consulting firm based in the United Kingdom that manages the design, integration, and rapid deployment of large-scale SAP implementations. In exchange for all of Fast Track's outstanding capital stock, we paid approximately $3.4 million in cash, including transactions costs, with the potential to pay up to approximately $5.0 million, additionally, in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets.

        During 2003, we purchased $144.2 million and sold $18.1 million in marketable securities, generating a net use of cash of $126.1 million. In addition, we invested $15.3 million on property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications. We also invested $7.5 million, net of cash acquired, for the controlling interest in Keane Worldzen and paid $0.9 million related to prior year's acquisitions.

        During 2002, we purchased $27.9 million and sold $69.8 million in marketable securities, generating net cash of $41.9 million, which we used to partially fund acquisitions. In 2002, we paid $63.2 million, net of cash acquired, to acquire SignalTree Solutions, and another smaller business that is complementary to our business strategy. In connection with the smaller complementary business acquisition, we recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. As of December 31, 2004, the deferred revenue and non-interest bearing note each had a balance of $0.6 million, which reflects an aggregate reduction of $4.8 million resulting from the delivery of related service credits. The note had a one-year term with a one-year extension expiring on September 25, 2004. Effective September 25, 2004, the term of the contingent service credits was extended one year through September 25, 2005. During 2002, we also invested $13.7 million on property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications.

Cash flows provided by (used in) financing activities

        Net cash flows used for financing activities was $25.2 million in 2004 compared to net cash flows provided by financing activities of $82.4 million in 2003. Net cash flows used for financing activities were primarily for the repurchase of our common stock.

        In June 2003, we received $150.0 million in proceeds from our issuance of convertible subordinated debentures. From these proceeds, we simultaneously invested approximately $37.3 million to repurchase approximately 3.0 million shares of our common stock from authorizations approved by our Board of Directors in October of 2002 and May of 2003. Net proceeds after the repurchase of shares and approximately $4.4 million debt issuance costs were approximately $108.3 million. See Note 9 "CONVERTIBLE SUBORDINATED DEBENTURES" in the notes to the accompanying consolidated financial statements for additional information on our Debentures.

        Additionally during 2004 and 2003, we were authorized to repurchase shares of our common stock on the open market or in negotiated transactions, with the timing and amount of shares purchased determined by our management based on its evaluation of market and economic conditions and other factors. From January 1, 2002 through December 31, 2004, our Board of Directors authorized us to repurchase up to 17.6 million shares of our common stock. The following is a summary of our repurchase activity for 2004, 2003, and 2002 (dollars in thousands):

	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,	3,181,200		3,676,400		1,542,800
Authorizations	3,000,000		6,000,000		8,632,200
Repurchases	(2,127,300)	$30,096	(6,495,200)	$66,696	(6,498,600)	$54,092
Expirations	(1,182,300)		—		—

Shares remaining as of December 31,	2,871,600		3,181,200		3,676,400

        Between May 1999 and December 31, 2004, we have invested approximately $259.8 million to repurchase approximately 20.6 million shares of our common stock under ten separate authorizations. These share repurchases more than offset the shares issued under our various stock ownership programs. Under these stock ownership programs, we issued 682,250 shares, 603,235 shares, and 510,312 shares and received proceeds of $5.6 million, $4.4 million, and $6.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        In February 2003, we entered into a $50.0 million unsecured revolving credit facility ("credit facility") with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11,

2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of December 31, 2004, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of our Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate. Based on our current operating plan, we believe that our cash and cash equivalents on hand, marketable securities, cash flows from operations, and our line of credit will be sufficient to meet our current capital requirements for at least the next 12 months.

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

Increase (Decrease) in Cash and Cash Equivalents

        Our cash and cash equivalents totaled $67.5 million, $56.7 million, and $46.4 million at December 31, 2004, 2003, and 2002, respectively.

        The following table summarizes our contractual obligations by year as of December 31, 2004:

	Payments due by Period (Dollars in thousands)
Contractual obligations	2005	2006	2007	2008	2009	2010 & thereafter	Total
Note Payable	$649	$—	$—	$—	$—	$—	$649
Put Option	$2,858	—	—	—	—	—	2,858
Long-term debt (1)	—	—	—	—	—	150,000	150,000
Operating leases (2)	19,457	16,195	13,354	10,299	7,479	22,435	89,219
Capital lease obligations	243	17	—	—	—	—	260

Total contractual cash obligations (3)	$23,207	$16,212	$13,354	$10,299	$7,479	$172,435	$242,986

(1)
Excludes contractual and contingent interest as described in Note 9 "CONVERTIBLE SUBORDINATED DEBENTURES."

(2)
Our operating lease commitment balances include lease obligations for properties that have been restructured in prior years and are accrued, net of contractual sublease income of approximately $2.3 million, on our accompanying consolidated balance sheets.

(3)
Total contractual cash obligations exclude the potential future cash payments required (i) in connection with potential earn-out contingent consideration associated with the Third Quarter of 2002 acquisition (ii) to settle the first earn-out associated with the Nims acquisition totaling approximately $3.3 million and expected to be paid in April of 2005 (iii) to settle the other put and call options associated with our Keane Worldzen acquisition (see Note 6 "BUSINESS ACQUISITIONS" in the notes to the accompanying consolidated financial statements for further discussion) and (iv) to settle the accrued deferred compensation liability of approximately $8.1 million and the UK accrued pension liability of approximately $13.5 million (see Note 13 "BENEFIT PLANS" in the notes to the accompanying consolidated financial statements for further discussion).

        Our material commitments are primarily related to our Debentures and our office rentals. Contractual obligations related to operating leases reflect existing rental leases and the corporate facility as discussed in Note 15 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements. Further discussion regarding our Debentures can be found in Note 9 "CONVERTIBLE SUBORDINATED DEBENTURES."

Seasonality

        We experience a moderate amount of seasonality. Our consulting revenue and profitability are affected by the number of workdays in a quarter. Typically our billable hours are reduced in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time.

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

        If our clients are not satisfied with our services, we may have exposure to liabilities, which could adversely affect our profitability and financial condition as well as our ability to compete for future work.    If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts that are designed to limit our exposure to legal claims relating to our services and the applications we develop may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. It is possible, because of the nature of our business, that we will be sued in the future. In addition, although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.

Moreover, as a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees. As a result, claims made against our work may damage our reputation, which in turn, could impact our ability to compete for new work and negatively impact our revenue and profitability.

        The termination of a contract by a significant client could reduce our revenue and profitability or adversely affect our financial condition.    Our five largest clients, excluding the federal government accounted for approximately 18.5% of our revenue in 2004, while no individual client accounted for more than 6.0% of our total revenue. The various agencies of the federal government represent our largest client, accounting for 9.4% of total revenue in 2004. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months, however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty. In addition, contracts with the federal government contain provisions and are subject to laws and regulations that provide the federal government with rights and remedies not typically found in commercial contracts. Among other things, governments may terminate contracts with short notice, for convenience and may cancel multi-year contracts if funds become unavailable. When contracts are terminated, our revenue may decline and if we are unable to eliminate associated costs in a timely manner, our profitability may decline. In 2004, approximately 18.7% of our revenue was from public sector clients, including U.S. Federal, state, and local governments and agencies. Often government spending programs are dependent upon the budgetary capability to support such programs. Many government budgets have been adversely impacted by the economic slowdown. Most states must operate under a balanced budget. As a result of such budget and deficit considerations, our existing and future revenues and profitability could be adversely affected by reduced government IT spending.

        Unfavorable government audits could require us to refund payments we have received, to forego anticipated revenue and could subject us to penalties and sanctions.    The government agencies we contract with generally have the authority to audit and review our contracts with them. As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. If the audit agency determines that we have improperly received reimbursement, we would be required to refund any such amount. If a government audit uncovers improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any such unfavorable determination could adversely impact our ability to bid for new work.

        We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.    In recent years, we have grown significantly through acquisitions. From January 1, 1999 through December 31, 2004, we have completed 14 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $414.4 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

        We conduct business in the UK, Canada, and India, which exposes us to a number of difficulties inherent in international activities.    As a result of our acquisition of a controlling interest in Keane Worldzen in October 2003 and the acquisition of SignalTree Solutions in March 2002, we now have four software development facilities in India. As of December 31, 2004, we had approximately 1,466 technical professionals in the region, including Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

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

        In addition, there has been political discussion and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. There is proposed federal and state legislation currently pending related to this issue. It is too early to determine whether or in what form this legislation will be adopted; however, future legislation, if enacted, could have an adverse effect on our business, results of operations and financial condition.

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

        We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures.    Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of December 31, 2004, we had approximately $191.0 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

Interest Rate Risk

        We invest primarily in U.S. government obligations as well as tax-exempt municipal bonds and corporate bonds. As a result, our primary market risk exposure is that of interest rate risk to our investments, which would affect the carrying value of those investments. During 2004, the United States Federal Reserve Board began increasing benchmark interest rates and at the February 2005 meeting of the Federal Open Market Committee increased rates for the sixth time, a total of 150 basis points, since June 30, 2004. A significant increase in interest rates would increase the rate of return on our cash and cash equivalents, but would have a negative impact on the carrying value of our marketable securities. Our annual interest income would change by approximately $0.8 million for the year ended December 31, 2004 and approximately $0.7 million for the year ended December 31, 2003 for each 100 basis point increase or decrease in interest rates. The fair value of our investment portfolio at December 31, 2004 would change by approximately $1.8 million for each 100 basis point increase or decrease in rates. The fair value of our investment portfolio at December 31, 2003 would decrease by approximately $3.2 million for each 100 basis point increase in rates and would increase by approximately $2.6 million for each 100 basis point decrease in rates.

        Changes in market rates and the related impact on the fair value of our investments would not generally affect net income as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. However, when the investments are sold, the unrealized losses are recorded as realized losses and included in net income in the accompanying consolidated statements of income. During 2004, we had a net unrealized loss of approximately $0.9 million. During 2003, we had a net unrealized gain of approximately $0.2 million.

Foreign Currency Risk

        We transact business in the UK, Canada, and India and as such have exposure associated with movement in foreign currency exchange rates. For the year ended December 31, 2004 compared to the same period in 2003, the fluctuation in foreign currency exchange rates negatively impacted net income by approximately $1.7 million. Relative to the foreign currency exposures existing at December 31, 2004, a 10% unfavorable movement would have resulted in an additional $4.4 million reduction of net income for the year ended December 31, 2004. Net revenues derived from our foreign operations totaled approximately 6% of our total revenues for the year ended December 31, 2004 and totaled approximately 3% of our total revenues for both of the years ended December 31, 2003 and 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Keane, Inc.:

        We have audited the accompanying consolidated balance sheets of Keane, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in 2004 the Company retroactively changed the manner in which it calculates diluted earnings per share upon the adoption of Emerging Issues Task Force Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Keane, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP
Boston, Massachusetts March 11, 2005

KEANE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Revenues	$911,543	$804,976	$873,203
Operating expenses
Salaries, wages, and other direct costs	637,240	554,375	630,047
Selling, general, and administrative expenses	206,747	192,900	198,813
Amortization of intangible assets	16,234	15,847	16,382
Restructuring charges, net	(111)	(326)	17,604

Operating income	51,433	42,180	10,357
Other income (expense)
Interest and dividend income	3,906	2,981	2,246
Interest expense	(5,682)	(4,156)	(255)
Other income, net	(665)	7,119	1,288
Minority interest	2,516	572	—

Income before income taxes	51,508	48,696	13,636

Provision for income taxes	19,226	19,474	5,455

Net income	$32,282	$29,222	$8,181

Basic earnings per share	$0.52	$0.44	$0.11

Diluted earnings per share	$0.48	$0.43	$0.11

Basic weighted average common shares outstanding	62,601	65,771	74,018

Diluted weighted average common shares and common share equivalents outstanding	71,807	70,817	74,406

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Assets
Current:
Cash and cash equivalents	$67,488	$56,736
Restricted cash	986	1,586
Marketable securities	130,678	147,814
Accounts receivable, net:
Trade	125,319	112,404
Other	1,148	908
Prepaid expenses and deferred taxes	16,515	17,630

Total current assets	342,134	337,078
Property and equipment, net	76,761	75,431
Goodwill	305,965	292,924
Customer lists, net	53,040	57,908
Other intangible assets, net	9,904	13,124
Other assets, net	16,390	16,636

Total assets	$804,194	$793,101

Liabilities
Current:
Accounts payable	$9,511	$10,136
Accrued expenses and other liabilities	50,967	37,011
Accrued building costs	498	458
Accrued restructuring	3,513	6,947
Accrued compensation	39,763	37,308
Note payable	649	1,969
Accrued income taxes	1,295	1,937
Unearned income	9,376	8,869
Current capital lease obligations	243	709

Total current liabilities	115,815	105,344
Convertible debentures	150,000	150,000
Accrued long-term building costs	39,545	40,042
Accrued long-term restructuring	5,164	7,073
Deferred income taxes	25,924	23,775
Long-term portion of capital lease obligations	17	193

Total liabilities	336,465	326,427
Minority interest	6,026	8,542
Stockholders' equity
Preferred stock, par value $.01, authorized 2,000,000 shares, issued none	—	—
Common stock, par value $.10, authorized 200,000,000 shares, issued and outstanding 62,183,559 at December 31, 2004 and 75,545,391 at December 31, 2003	6,218	7,555
Class B common stock, par value $.10, authorized 503,797 shares, issued and outstanding, none at December 31, 2004 and 284,599 at December 31, 2003	—	28
Additional paid-in capital	33,752	167,548
Accumulated other comprehensive loss	(6,657)	(1,392)
Retained earnings	431,046	398,764
Unearned compensation	(2,656)	(704)
Less treasury stock at cost, none at December 31, 2004 and 12,201,381 shares at December 31, 2003	—	(113,667)

Total stockholders' equity	461,703	458,132

Total liabilities and stockholders' equity	$804,194	$793,101

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except for share data)

						Accumu- lated other compre- hensive loss
			Class B Common stock						Treasury stock at cost
For the years ended December 31, 2002, 2003, and 2004	Common stock
					Additional paid-in capital		Retained earnings	Unearned compen- sation			Total stockholders' equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance December 31, 2001	75,223,971	$7,522	284,891	$28	$162,269	$(2,007)	$361,361	$—	—	$—	$529,173

Common stock issued under stock option and employee purchase plans	321,128	33			4,045				189,184	2,364	6,442
Conversions of Class B common stock into common stock	287	—	(287)	—							—
Income tax benefit from stock option plans					284						284
Repurchase of common stock									(6,498,600)	(54,092)	(54,092)
Minimum pension liability, net of taxes of $773						(1,159)					(1,159)
Investments valuation adjustment, net of taxes of $182						(273)					(273)
Foreign currency translation						2,028					2,028
Net income							8,181				8,181

Comprehensive income											8,777

Balance December 31, 2002	75,545,386	$7,555	284,604	$28	$166,598	$(1,411)	$369,542	$—	(6,309,416)	$(51,728)	$490,584

Issuance of restricted stock award					80			(277)	25,000	200	3
Employee stock option grant and accelerated vesting of certain stock options					541			(541)			—
Amortization of unearned compensation								114			114
Common stock issued under stock option and employee purchase plans					(116)				578,235	4,557	4,441
Conversions of Class B common stock into common stock	5	—	(5)	—							—
Income tax benefit from stock option plans					445						445
Repurchase of common stock									(6,495,200)	(66,696)	(66,696)
Minimum pension liability, net of taxes of ($773)						(2,342)					(2,342)
Investments valuation adjustment, net of taxes of $108						162					162
Foreign currency translation						2,199					2,199
Net income							29,222				29,222

Comprehensive income											29,241

Balance December 31, 2003	75,545,391	$7,555	284,599	$28	$167,548	$(1,392)	$398,764	$(704)	(12,201,381)	$(113,667)	$458,132

Issuance of restricted stock award	145,000	14			2,194			(2,194)			14
Employee stock option grant and accelerated vesting of certain stock options					287						287
Amortization of unearned compensation								242			242
Common stock issued under stock option and employee purchase plans	251,481	25			3,432				285,769	2,273	5,730
Conversions of Class B common stock into common stock	284,599	28	(284,599)	(28)							—
Income tax benefit from stock option plans					377						377
Repurchase of common stock									(2,127,300)	(30,096)	(30,096)
Reclassification of repurchased stock as unissued according to Massachusetts Business Corporation Act	(14,042,912)	(1,404)			(140,086)				14,042,912	141,490	—
Minimum pension liability, net of taxes of $0						(6,646)					(6,646)
Investments valuation adjustment, net of taxes of $570						(859)					(859)
Foreign currency translation						2,240					2,240
Net income							32,282				32,282

Comprehensive income											27,017

Balance December 31, 2004	62,183,559	$6,218	—	$—	$33,752	$(6,657)	$431,046	$(2,656)	—	$—	$461,703

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$32,282	$29,222	$8,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,741	27,081	27,452
Deferred income taxes	5,340	18,710	(3,796)
Provision for doubtful accounts	(1,530)	(2,802)	(5,514)
Minority interest	(2,516)	(572)	—
Gain on sale of property and equipment	(56)	(179)	(46)
Gain on sale of investments	(6)	(51)	(387)
Other charges, net	(3,267)	(1,387)	—
Non-cash restructuring charges	—	—	1,847
Income tax benefit from stock options	377	445	284
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(4,088)	19,979	49,888
Increase in prepaid expenses and other assets	(2,311)	(866)	(4,900)
Increase (decrease) in accounts payable, accrued expenses, unearned income, and other liabilities	32	(14,621)	(5,789)
(Decrease) increase in income taxes payable	(1,079)	2,613	(4,695)

Net cash provided by operating activities	51,919	77,572	62,525

Cash flows from investing activities:
Purchase of investments	(62,566)	(144,218)	(27,859)
Sale and maturities of investments	77,622	18,082	69,788
Purchase of property and equipment	(10,259)	(15,336)	(13,656)
Restricted cash	(192)	(1,436)	—
Proceeds from the sale of property and equipment	378	1,113	410
Payments for current year acquisitions, net of cash acquired	(21,354)	(7,504)	(63,236)
Payments for prior years acquisitions	(65)	(903)	(184)

Net cash used for investing activities	(16,436)	(150,202)	(34,737)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	—	150,000	—
Debt issuance costs	(42)	(4,364)	—
Payments under long-term debt, net	—	(100)	—
Principal payments under capital lease obligations	(709)	(847)	(1,227)
Proceeds from issuance of common stock	5,607	4,444	6,330
Repurchase of common stock	(30,096)	(66,696)	(54,092)

Net cash provided by (used for) financing activities	(25,240)	82,437	(48,989)

Effect of exchange rate changes on cash	509	546	2,028
Net increase (decrease) in cash and cash equivalents	10,752	10,353	(19,173)
Cash and cash equivalents at beginning of year	56,736	46,383	65,556

Cash and cash equivalents at end of year	$67,488	$56,736	$46,383

Supplemental information:
Income taxes paid	$14,604	$4,219	$16,511

Interest paid	$3,070	$1,598	$209

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION:    The accompanying consolidated financial statements include the accounts of Keane, Inc. and all of its wholly and majority owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Our fiscal year ends on December 31. Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation. These reclassifications have no effect on previously reported net income or stockholders' equity.

        NATURE OF OPERATIONS:    We are a leading provider of Information Technology ("IT") and Business Consulting services. In business since 1965, our mission is to help clients improve business and IT effectiveness through outsourcing services. In order to align our reporting with our strategic priorities, beginning January 1, 2004, we are classifying our service offerings into the following three categories: Outsourcing, Development & Integration, and Other IT Services. These services were previously classified within our Plan, Build, and Manage service offerings in our Annual Report on Form 10-K for the year ended December 31, 2003. Outsourcing includes Application Outsourcing and Business Process Outsourcing ("BPO"). We optimize clients' internal processes through BPO services through Keane Worldzen, Inc. ("Keane Worldzen"), our majority owned subsidiary.

        We deliver our IT services through an integrated network of regional offices in North America and the UK, and through Advanced Development Centers ("ADCs") in the U.S., Canada, and India. This global delivery model enables us to provide our services to customers onsite at a client's facility, at our nearshore facilities in Halifax, Nova Scotia, and Toronto, Ontario, and through our offshore development centers in India. In 2004, we extended our Global network of Advanced Development Centers with the opening of new facilities in Toronto, Ontario and Hyderabad, India. Our regional offices are supported by centralized Strategic Practices and Quality Assurance Groups. This integrated, highly flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new Application Outsourcing engagements. The distribution of work across multiple locations is typically based on a client's cost, technology, and risk management requirements. Our successful track record in absorbing the local staff of our clients is particularly attractive to many prospective clients.

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

        INDUSTRY SEGMENT INFORMATION:    Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards ("SFAS") No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," we operate within one reportable segment: Professional Services. In this segment, we offer an integrated mix of end-to-end business solutions, such as Outsourcing, Development and Integration, and Other IT services.

        REVENUE RECOGNITION:    We recognize revenue on time and materials contracts at contractually agreed upon rates. For these types of contracts, we recognize revenue as the services are performed. In some cases, we invoice customers prior to performing the service, resulting in deferred revenues, which are reported as unearned income in the accompanying consolidated balance sheets.

        For the majority of outsourcing engagements, we provide a specific level of service each month for which we bill a standard monthly amount. We recognize revenue for these engagements in monthly installments over the billable portion of the contract or on a time and materials basis. Installment amounts may be adjusted to reflect changes in staffing requirements or service level agreements. Costs of transitioning the employees may be capitalized over defined periods of time and amortized over the period in which the associated revenue is recognized.

        For fixed-price contracts, we recognize revenue using the proportional performance method. We use estimated labor-to-complete to measure the proportional performance. Proportional performance recognition relies on accurate estimates of cost, scope, and duration of each engagement. If we do not accurately estimate the cost or scope or do not manage our projects properly within the expected period of the project, future revenues may be negatively impacted. Adjustments to revenue are recorded in the period of which the over/under estimate is detected. Our management regularly reviews profitability and underlying estimates for fixed-price contracts. Losses, if any, on fixed-price contracts are recorded in the period in which the loss is identified.

        We recognize revenue associated with application software products as the software products are installed and as implementation services are delivered. We recognize software maintenance fees on installed products on a pro-rated basis over the term of the agreement. In multiple element arrangements, Keane uses the residual value method in accordance with ("SOP 97-2"), "Software Revenue Recognition," and ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Revenue earned on software arrangements involving multiple elements which qualify for separate element accounting treatment is allocated to each undelivered element using the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license.

        ALLOWANCE FOR BAD DEBTS:    Each accounting period, we evaluate accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of our services. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue in the period the risk is identified. Considerable judgment is used in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. When we determine that an account is deemed uncollectible, we write-off the receivable against the allowance for bad debts.

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

        CASH AND CASH EQUIVALENTS:    Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents are currently designated as available-for-sale. Cash equivalents at December 31, 2004 included investments in money market funds totaling $3.0 million and investments in commercial paper totaling

$33.5 million. Cash equivalents at December 31, 2003 included investments in money market funds totaling $14.8 million and investments in commercial paper totaling $21.0 million.

        RESTRICTED CASH:    Restricted cash is primarily related to amounts deposited to secure letters of credit for certain foreign capital purchases and amounts deposited until the purchase price for the acquisition of Fast Track Holdings Limited ("Fast Track") is finalized.

        FINANCIAL INSTRUMENTS:    The amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short maturities. Our marketable securities are designated as available-for-sale and are stated at fair market value. As of December 31, 2004, based on an available market quote, the fair value of our convertible subordinated debentures was approximately $154.9 million compared to the carrying value of $150.0 million. As of December 31, 2003, based on an available market quote, the fair value of our convertible subordinated debentures was approximately $158.1 million compared to the carrying value of $150.0 million. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments and trade receivables. See below for discussion of marketable securities. Our customer base consists of geographically dispersed customers in many different industries. Therefore, we do not consider concentration of credit risk with respect to trade receivables significant.

        MARKETABLE SECURITIES:    Marketable securities are stated at fair value as reported by the investment custodian. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designations as of each balance sheet date. Marketable securities are currently designated as available-for-sale, and as such, unrealized gains and losses, net of tax effect are reported in accumulated other comprehensive loss in the accompanying consolidated balance sheets. We invest primarily in U.S. government obligations. We also invest in tax-exempt municipal bonds with at least a single A rating by Moody's grading service and corporate bonds. The majority of our investments have a maturity date of not more than five years. We view our marketable securities portfolio as available for use in our current operations, and accordingly, these marketable securities are classified as current assets in the accompanying consolidated balance sheet. As of December 31, 2004 and 2003, our marketable securities reflect a net unrealized loss of $0.9 million and a net unrealized gain of $0.6 million, respectively. Realized gains and losses are determined by deducting the amortized cost of the security from the proceeds received. The realized gains and losses, as well as interest, dividends, and capital gain/loss distributions on all securities, are included in interest income in the accompanying consolidated statements of income.

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

        COMPUTER SOFTWARE COSTS:    We capitalize the cost of internal-use software, which has a useful life in excess of one year in accordance with SOP No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of three to seven years. The net computer software costs are included in property and equipment in the accompanying consolidated balance sheets.

        SOFTWARE DEVELOPMENT COSTS:    In accordance with SFAS No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," we capitalize costs incurred to develop commercial software products after technological feasibility has been established. Costs incurred to establish technical feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Amortization expense is computed on a straight-line basis over three years and totaled approximately $0.8 million, $0.4 million, and $0.4 million, for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004 and 2003, the unamortized software development costs were approximately $1.7 million and $1.8 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

        GOODWILL AND INTANGIBLE ASSETS:    SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," clarified criteria to recognize intangible assets from goodwill and established requirements to cease amortizing goodwill and indefinite lived intangibles and to begin an annual review for impairment. On January 1, 2002, we adopted SFAS 142 and were, therefore, required to perform an impairment test on our goodwill and other intangibles with indefinite lives during the first six months of 2002, and then on a periodic basis thereafter. Our initial goodwill impairment analysis was completed during the Second Quarter of 2002, and was based on January 1, 2002 balances. Through this analysis, we determined that there was no impairment as of that date. Subsequently, during the Fourth Quarters of 2002, 2003, and 2004, we completed our annual impairment review based on October 1, 2002, 2003, and 2004 balances, respectively, and determined that there was no impairment as of those dates. We estimate the fair value of the business operations using a discounted cash flow model based on the future annual operating plan of each reporting unit. This model determines the present value of the estimated cash flows of the reporting unit. Future changes in estimates may result in a non-cash goodwill impairment that could have a material adverse impact on our financial condition and results of operations. As of December 31, 2004 and 2003, our goodwill totaled $306.0 million and $292.9 million, respectively.

        We periodically review our identifiable intangible assets for impairment in accordance with SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether an intangible asset is impaired, we must make assumptions regarding estimated future cash flows from the asset, intended use of the asset, and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, we may be required to record impairment charges for these assets. As of December 31, 2004 and 2003, we reported total intangibles of customer lists and other intangibles of $62.9 million and $71.0 million, respectively. Intangibles are amortized on a straight-line basis over two to 15 years.

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

        The following table summarize the components of accumulated other comprehensive loss, net of taxes (dollars in thousands):

As of December 31,	2004	2003
Foreign currency translation adjustments	$4,004	$1,764
Securities valuation adjustment	(514)	345
Minimum pension liability adjustment (Note 13)	(10,147)	(3,501)

Accumulated other comprehensive loss	$(6,657)	$(1,392)

        See Note 13 "BENEFIT PLANS" for further discussion on the minimum pension liability adjustment.

        STOCK-BASED COMPENSATION:    We have stock-based compensation plans that are described in detail in Note 13 "BENEFIT PLANS." We have adopted the disclosure-only provisions of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock and certain stock options. As permitted by SFAS 148 and SFAS 123, we account for our stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

        In accordance with APB 25 we use the intrinsic value-based method to account for stock option grants and restricted stock awards. We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant and therefore, do not recognize compensation expense. We also grant restricted stock for a fixed number of shares to employees for nominal consideration. In 2003, in connection with our acquisition of a majority interest in Worldzen, certain employees were granted Keane Worldzen stock options. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation" and SFAS No. 141 ("SFAS 141"), "Business

Combinations," these stock options were recorded as unearned compensation at the date of acquisition and vest over the life of the stock option. Compensation expense related to restricted stock awards and the Keane Worldzen stock options is recorded ratably over the restriction and vesting period, respectively, and is included in the selling, general, and administrative expenses in the accompanying consolidated statements of income. Our Employee Stock Purchase Plan ("ESPP") is non-compensatory as defined in APB 25 and accordingly, we do not recognize compensation expense in our consolidated financial statements.

        Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123 and using the Black-Scholes option-pricing model, we would have recorded additional compensation expense and our net income and earnings per share for the years ended December 31, 2004, 2003, and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Years ended December 31,	2004	2003	2002
Net income—as reported (1)	$32,282	$29,222	$8,181
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	388	164	28
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,215)	(4,739)	(11,289)

Net income (loss)—pro forma	$28,455	$24,647	$(3,080)

Earnings (loss) per share:
Basic—as reported	0.52	0.44	0.11
Basic—pro forma	0.45	0.37	(0.04)
Diluted—as reported (1)	0.48	0.43	0.11
Diluted—pro forma (1)	0.43	0.37	(0.04)

(1)
See Note 12 "EARNINGS PER SHARE" for reconciliation of net income as reported to net income used in calculation of diluted earnings per share.

        LEGAL COSTS:    We accrue costs of settlement, damages, and under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred.

        GRANT ACCOUNTING:    Our ADC in Halifax, Nova Scotia, has received grants from Nova Scotia Business Inc. and the Nova Scotia Office of Economic Development. These grants include employment and research and development grants. Employment grants, which relate to employee hiring and training, and research and development grants are recognized as a reduction to salaries expense in earnings in the accompanying consolidated statements of income in the period in which the related expenditures are incurred. In 2004, we received a payment of approximately $1.0 million as a result of achieving and maintaining certain conditions under the grant, of which approximately $0.6 million has been recognized as a reduction to salaries expense. This payment represented 2 of 3 payments under the grant. We are eligible to receive an additional payment if we are able to achieve and maintain additional milestones.

        In addition, in January 2004, we were granted $1.0 million, which is part of a two-year $3.0 million H-1B Technical Skills Training Grant ("H-1B Grant") that is shared by us and two other unrelated third parties. As part of the grant, we are the financial administrator of the authorized funds. For the year ended December 31, 2004, we received a payment of approximately $0.2 million, which was recognized as a reduction of salaries expense and represents the reimbursement to us under the H-1B Grant.

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

        In May 2003, the EITF reached a consensus on Issue No. 01-08 ("EITF 01-8"), "Determining Whether an Arrangement Contains a Lease." EITF 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13 ("SFAS 13"), "Accounting for Leases." The guidance in EITF 01-08 is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. EITF 01-08 is effective for arrangements entered into or modified in the Second Quarter of 2004. The adoption of this Issue did not have a significant effect on our consolidated financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003) ("SFAS 132 as revised"), "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans but does not change the measurement or recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension

Plans and for Termination Benefits," and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions." SFAS 132 as revised requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except the additional disclosure information about foreign plans is effective for fiscal years ending after June 15, 2004. We have a foreign defined benefit plan and, as a result, have included the required additional disclosures as of December 31, 2004. See Note 13 "BENEFIT PLANS" for further discussion.

        In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-6 ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128, "Earnings per Share," which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Our 2% Convertible Subordinated Debentures due 2013 ("Debentures") are not participating securities under the provisions of EITF 03-6 as they do not participate in undistributed earnings with our common stock. No separate disclosure of basic or diluted earnings per share has been made for the Class B common stock as the impact was immaterial and, effective February 1, 2004, all of the Class B common stock was converted into shares of our common stock. In addition, there was no impact on the basic and diluted earnings per share for our common stock for all periods presented in the accompanying consolidated statements of income. See Note 11 "Capital Stock" for additional disclosure.

        In September 2004, the EITF reached consensus on Issue No. 04-8 ("EITF 04-8"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which requires that contingently convertible debt be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation. See Note 2 "Earnings Per Share Data" for additional disclosure. In accordance with this Issue, we have adopted the consensus as of December 31, 2004 and have restated all prior periods presented. The adoption of EITF 04-8 resulted in a reduction of diluted earnings per share for the years ended December 31, 2004 and 2003, but did not have any impact on diluted earnings per share for the year ended December 31, 2002 as our Debentures were issued in 2003.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)") "Share-Based Payment," which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative accounting treatment. SFAS 123(R) is effective for public companies (excluding small business issuers as defined in SEC Regulation S-B) at the beginning of the first interim or annual period beginning after June 15, 2005.

        SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting SFAS 123(R). As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method. Accordingly, the adoption of SFAS 123(R)'s fair value method is expected to have a significant impact on our results of operations, however we are currently evaluating SFAS 123(R) and have not yet determined the impact in future periods.

2. MARKETABLE SECURITIES

        The following is a summary of our available-for-sale marketable securities (dollars in thousands):

		Gross unrealized
	Cost	Gain	Losses	Fair value
As of December 31, 2004
United States Government obligations	$71,744	$64	$(595)	$71,213
Corporate bonds	32,282	—	(333)	31,949
Municipal bonds	27,506	51	(41)	27,516

Total	$131,532	$115	$(969)	$130,678

As of December 31, 2003
United States Government obligations	$53,574	$224	$(3)	$53,795
Corporate bonds	63,065	257	(188)	63,134
Municipal bonds	30,600	286	(1)	30,885

Total	$147,239	$767	$(192)	$147,814

        The following is a summary of the cost and fair value of current available-for-sale marketable securities at December 31, 2004, by contractual maturity (dollars in thousands):

	Cost	Fair value
Due in one year or less	$40,424	$40,228
Due after one year through three years	88,077	87,429
Due after three years	3,031	3,021

	$131,532	$130,678

        Proceeds from the sale and maturity of available-for-sale securities were approximately $77.6 million with $0.4 million realized gains and $0.4 million realized losses, $18.1 million with $69,000 realized gains and $18,000 realized losses, and $69.8 million with $0.8 million realized gains and $0.4 million realized losses, for the years ended December 31, 2004, 2003, and 2002, respectively.

        At December 31, 2004, we held available-for-sale securities with an aggregate fair value of approximately $100.6 million that had aggregate gross unrealized losses of approximately $1.0 million. All such securities have been in a continuous unrealized loss position for less than 12 months. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date.

3. TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable consists of the following (dollars in thousands):

As of December 31,	2004	2003
Billed	$81,616	$94,699
Unbilled	47,250	22,782
Allowance for doubtful accounts	(3,547)	(5,077)

Total	$125,319	$112,404

        Trade accounts receivable is presented net of doubtful accounts. The activity in the allowance for doubtful accounts is as follows (dollars in thousands):

Years ended December 31,	2004	2003	2002
Beginning of year balance	$5,077	$7,879	$13,014
Provision/ (recoveries), net	2,341	(1,147)	1,893
Write-offs	(3,871)	(1,655)	(7,028)

End of year balance	$3,547	$5,077	$7,879

4. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (dollars in thousands):

As of December 31,	2004	2003
Buildings and improvements	$47,964	$47,022
Office equipment	16,140	15,510
Computer equipment and software	77,293	68,917
Leasehold improvements	10,294	12,167

	151,691	143,616
Less accumulated depreciation and amortization	(74,930)	(68,185)

Total	$76,761	$75,431

        Depreciation expense, including amortization of assets under capital leases, was $12.5 million, $11.2 million, and $11.1 million, for the years ended 2004, 2003, and 2002, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $1.6 million and $2.7 million, with accumulated amortization totaling $1.6 million and $2.3 million as of December 31, 2004 and 2003, respectively.

        In 2002, we began capitalizing the costs of internally developed software with a useful life in excess of one year in accordance with SOP 98-1. We have classified these costs within computer equipment and software. During 2004, 2003, and 2002, we capitalized approximately $2.5 million, $4.3 million, and $4.1 million, respectively, which consists primarily of internal and external labor costs. As of December 31, 2004, 2003, and 2002, these unamortized capitalized costs, which were related to the implementation of our PeopleSoft Enterprise Resource Planning applications were approximately $10.3 million, $8.4 million, and $4.1 million, respectively.

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

        Effective January 1, 2002, we adopted SFAS 144, which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Adoption of this statement did not have a material effect on our results of operations for the years ended December 31, 2004, 2003, or 2002.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

        In accordance with SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Any impairment would be measured based upon the fair value of the related asset based upon the provisions of SFAS No. 142. There were no impairment losses related to goodwill during the years ended December 31, 2004, 2003 and 2002. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

        The following table presents the change in the carrying amount of goodwill (dollars in thousands):

	2004	2003
Balance as of January 1,	$292,924	$277,435
Goodwill acquired during the year	13,890	13,840
Currency translation adjustment effect	1,383	1,884
Adjustments to goodwill balances	(2,232)	(235)

Balance as of December 31,	$305,965	$292,924

        The adjustment to goodwill balances represents an adjustment to the acquired balance and additional transaction costs for prior year acquisitions. In addition, goodwill was adjusted by $2.1 million related to deferred tax liabilities established in purchase accounting, which has been reclassified from deferred tax liabilities to goodwill as of December 31, 2004. See Note 14 "INCOME TAXES" for further discussion.

        Amortized intangible assets consist of the following:

Intangible assets (dollars in thousands):	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2004
Customer lists	$88,532	$(35,492)	$53,040
Contracts	30,213	(23,091)	7,122
Non-compete agreements	7,524	(7,299)	225
Technology	7,775	(5,399)	2,376
Tradename	193	(12)	181

Total	$134,237	$(71,293)	$62,944

As of December 31, 2003
Customer lists	$81,532	$(23,624)	$57,908
Contracts	29,250	(21,015)	8,235
Non-compete agreements	7,524	(6,122)	1,402
Technology	7,775	(4,288)	3,487

Total	$126,081	$(55,049)	$71,032

        Amortization expense for the years ended December 31, 2004, 2003, and 2002 was approximately $16.2 million, $15.8 million, and $16.4 million, respectively. Future estimated amortization expense is $15.7 million, $15.2 million, $12.9 million, $11.9 million, and $3.7 million for the years ended December 31, 2005, 2006, 2007, 2008, and 2009, respectively.

6. BUSINESS ACQUISITIONS

  Fast Track Holdings Limited

        On July 13, 2004, we acquired Fast Track Holdings Limited ("Fast Track"), a privately held consulting firm based in the UK that manages the design, integration, and rapid deployment of large-scale SAP implementations. In exchange for all of Fast Track's outstanding capital stock, we paid approximately $3.4 million in cash, including transaction costs, with the potential to pay up to an additional approximate $5.0 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS No. 142. The purchase price for this acquisition may be subject to further refinements based on future adjustments relating to the value of the acquired net assets. The portion of the purchase price related to the intangible assets has been finalized and was identified by independent appraisers utilizing standard valuation procedures and techniques. The total cost of the acquisition through December 31, 2004 was $4.1 million, which included net assets acquired of approximately ($0.2) million, goodwill of approximately $3.1 million and intangible assets of $1.1 million, the majority of which is being amortized on a straight-line basis over two years, and approximates the expected period of benefit. Total assets acquired of $2.1 million consisted primarily of accounts receivable of $1.9 million. The operating results of Fast Track have been included in our consolidated statement of operations beginning July 14, 2004. Pro forma results for this acquisition have not been provided since this acquisition was not material.

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

Nims Associates, Inc.

        On February 27, 2004, we acquired Nims Associates, Inc. ("Nims"), an information technology and consulting services company with offices in the Midwest and ADCs in Indianapolis and Dallas, to expand our customer base, primarily in the financial and insurance industries. In exchange for all of Nims' outstanding capital stock, we paid $18.2 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The total cost of the acquisition was $22.8 million, which includes net assets acquired of approximately $5.0 million, goodwill of approximately $10.8 million and intangible assets of $7.0 million. The intangible assets are primarily amortized on a straight-line basis over 10 years, which approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The portion of the purchase price related to the intangible assets has been finalized and was identified by independent appraisers utilizing standard valuation procedures and techniques. The operating results of Nims have been included in our consolidated statements of income beginning March 1, 2004.

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

        The unaudited pro forma combined condensed statements of income below present our historical statements and our acquisition of Nims on February 27, 2004 as if the purchase had occurred at January 1, 2003. The following unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations (dollars in thousands, except per share data):

	2004	2003
	(Unaudited)
Revenues	$920,048	$853,304
Net income (1)	32,481	30,082
Basic earnings per share	0.52	0.46
Diluted earnings per share	0.49	0.44

(1)
See Note 12 "EARNINGS PER SHARE" for reconciliation of net income as reported to net income used in calculation of diluted earnings per share.

Keane Worldzen

        On October 17, 2003, we acquired a controlling interest in Keane Worldzen, a privately held BPO firm. In connection with the acquisition, we paid $9.0 million to acquire the Series A preferred shares of Worldzen Holdings Limited held by an unrelated third party. We contributed to Keane Worldzen our Worldzen Holdings Limited shares, $4.3 million in cash and certain assets of our Keane Consulting Group ("KCG"), our business consulting arm. This transaction was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. As a result of the transaction, we own approximately 62% of Keane Worldzen's outstanding capital stock. The former majority shareholders of Worldzen Holdings Limited contributed their Worldzen Holdings Limited shares to Keane Worldzen in exchange for approximately 38% of Keane Worldzen's outstanding capital stock and are currently members of Keane Worldzen's management. The asset and liabilities contributed to Keane Worldzen were recorded in relation to each shareholder's ownership percentage in Keane Worldzen as follows: (i) carryover basis related to assets and liabilities contributed to Keane Worldzen for which the individual shareholder had a prior interest; and (ii) fair value for assets and liabilities for which an individual shareholder had no prior interest. As a result, we recorded goodwill of approximately $13.8 million in the accompanying consolidated balance sheet.

        In connection with the acquisition, we obtained the right to purchase certain of the remaining shares held by the minority shareholders of Keane Worldzen at different times ("call options"). Our first call option is exercisable beginning on January 1, 2006 and ending on December 31, 2006 and is based on a stated value for the underlying shares of $6.5 million. The fair value of this first call option, using a Black-Scholes valuation model, is approximately $3.8 million and is included in other assets in the accompanying consolidated balance sheets. The other call options are exercisable at the fair market value of the underlying shares during the call periods, which are exercisable at certain times during the period January 1, 2007 through December 31, 2009. Since these other call options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these call options in our consolidated financial statements.

        Also in connection with the acquisition, the minority shareholders were given the right to require us to purchase certain of their remaining shares at various times ("put options") subject to the achievement of certain operating and financial milestones related to Keane Worldzen's business performance. The first put option, the term of which is October 17, 2003 through December 31, 2005, is exercisable based on a stated value for the underlying shares of $2.8 million. The fair value of this put option, using a Black-Scholes valuation model, was approximately $279,000 at the acquisition date and is currently being recognized as compensation expense in the accompanying consolidated financial statements through the expiration date of the option. The other put options are exercisable at fair market value for the underlying shares during the put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010. Since these other put options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these put options in our consolidated financial statements.

        Also in connection with the acquisition, the minority shareholders granted two Keane Worldzen employees options to purchase an aggregate of approximately 720,000 of the shares of Keane Worldzen held by the minority shareholders. These stock options were granted at an exercise price below the fair market value of the shares at the grant date and vest over six years. In accordance with FIN 44 and APB 25, the intrinsic value of the stock options granted was approximately $0.4 million and was recorded as unearned compensation in Worldzen's consolidated balance sheet. As a result, Keane Worldzen is currently recognizing the compensation expense in the accompanying consolidated financial statements over the vesting period through December 31, 2009. Pro forma results for this acquisition have not been provided since this acquisition was not material.

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

        The total cost of the acquisition was $78.9 million. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. Goodwill was recorded at $41.0 million and other identified intangible assets were valued at $21.5 million. At the date of acquisition, we entered a plan to exit certain activities and consolidate facilities. As a result, we recorded a restructuring liability of $1.6 million related to the lease obligation and certain other costs for those facilities. In accordance with EITF 95-3, these costs have been reflected in the purchase price of the acquisition.

        The components of the purchase price allocation is as follows (dollars in thousands):

Consideration and merger costs:	December 31, 2002	2003 Adjustments	December 31, 2004
Consideration paid	$66,927	$—	$66,927
Transaction costs	1,303	—	1,303
Restructuring	1,553	—	1,553
Deferred tax liability	9,120	—	9,120

Total	$78,903	$—	$78,903

Allocation of purchase price:	December 31, 2002	2003 Adjustments	December 31, 2004
Net asset value acquired	$16,133	$240	$16,373
Customer lists (seven-year life)	18,800	—	18,800
Non-compete agreements (three-year life)	2,700	—	2,700
Goodwill	41,270	(240)	41,030

Total	$78,903	$—	$78,903

        The following table presents the condensed balance sheet disclosing the amounts assigned to each of the major assets acquired and liabilities assumed of SignalTree Solutions at the acquisition date (dollars in thousands):

Condensed balance sheet:	December 31, 2002	2003 Adjustments	December 31, 2004
Cash	$2,650	$—	$2,650
Accounts receivable	7,304	—	7,304
Other current assets	3,562	(2)	3,560
Property and equipment, net	8,011	(75)	7,936

Total assets	21,527	(77)	21,450
Accounts payable	569	(11)	558
Accrued compensation	1,569	—	1,569
Other liabilities	3,256	(306)	2,950

Net assets	$16,133	$240	$16,373

        The unaudited pro forma combined condensed statements of income below present our historical statements and our acquisition of SignalTree Solutions on March 15, 2002 as if the purchase had occurred at January 1, 2002. The following unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations (dollars in thousands, except per share data):

	2004	2003	2002
	(Unaudited)
Revenues	$911,543	$804,976	$883,412
Net income	32,282	29,222	8,910
Basic earnings per share	0.52	0.44	0.12
Diluted earnings per share	0.48	0.43	0.12

        In addition to the Fast Track, Nims, Keane Worldzen, and SignalTree Solutions acquisitions, we completed an acquisition of a business complementary to our business strategy during the Third Quarter of 2002. The merger and consideration costs of this acquisition, which was accounted for using the purchase method of accounting, totaled $13.2 million, which includes a $0.2 million liability adjustment in the First Quarter of 2004. The purchase price included contingent consideration based upon operating performance of the acquired business. As of December 31, 2002, in connection with this acquisition, we had recorded a contingent liability of approximately $0.9 million related to certain earn-out considerations. The $0.9 million was paid out during the First Quarter of 2003. As of September 25, 2004, the earn-out periods had expired and no additional consideration was paid as a result of not reaching the required operating performance measures.

        The results of operations of these acquired companies have been included in our consolidated statements of income from the date of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill. Identifiable intangible assets associated with these acquisitions are being amortized on a straight-line basis over periods ranging from two to 10 years and approximate the expected period of benefit. Pro forma results of operations for these acquisitions, except for SignalTree Solutions and Nims, have not been provided since these acquisitions were not material either individually or in the aggregate in the year of acquisition.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following (dollars in thousands):

As of December 31,	2004	2003
Accrued employee benefits	$6,032	$5,427
Accrued pension liability	13,491	5,384
Accrued deferred compensation	8,083	5,559
Purchased services	5,904	5,051
Other	17,457	15,590

	$50,967	$37,011

        Refer to Note 13 "BENEFIT PLANS" for additional information.

8. NOTES PAYABLE

        In connection with the purchase of a business complementary to our operations during the Third Quarter of 2002, we issued a $3.0 million non-interest bearing note payable as partial consideration. The note had a one-year term with a one-year extension expiring on September 25, 2004. Effective September 25, 2004, the term of the contingent service credits was extended one year through September 25, 2005. Additionally, during the Third Quarter of 2002, we acquired an existing $100,000 non-interest bearing note payable in connection with employment credits. During 2004 and 2003, we reduced the note payable balance by $1.3 million and $1.0 million, respectively, as a result of delivering related service credits. Also during 2003, we had paid the $100,000 note. The additional reduction in the non-interest bearing note payable during 2004 results in a remaining balance of $0.7 million as of December 31, 2004.

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

        The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions. See Note 12 "EARNINGS PER SHARE" for further discussion of the Debentures.

        Debt issuance costs were approximately $4.4 million and are included in other assets, net, in the accompanying consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. As of December 31, 2004 and 2003, the unamortized debt issuance costs were approximately $3.1 million and $3.9 million, respectively.

10. RESTRUCTURING CHARGES

Workforce reductions

        In connection with the Fast Track acquisition noted in Note 6 "BUSINESS ACQUISITIONS," we entered into a plan to reduce the workforce by seven employees, most of who had a termination date of October 31, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of approximately $0.1 million associated with severance, retention and other termination benefits and substantially completed the plan. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As of December 31, 2004, we had paid approximately $58,000 in severance and retention costs and had a remaining accrual balance of $76,000.

        In connection with the Nims acquisition discussed in Note 6 "BUSINESS ACQUISITIONS," we entered into a plan to reduce the workforce by 22 employees, most of whom had a termination date of April 30, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of approximately $0.3 million associated with severance, retention, and other termination benefits and have substantially completed the plan by December 31, 2004. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As of December 31, 2004, we had paid approximately $0.3 million in severance and retention costs and had a remaining reserve balance of $15,000.

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

        As of December 31, 2004, we had completed all of the terminations related to the reductions in force for our business consulting arm and one of our North America branches, respectively. Cash expenditures in 2004 and 2003 related to the 2003 severance and retention restructuring accruals were $0.2 million and $1.1 million, respectively. No further costs are anticipated related to these restructurings.

        In the Fourth Quarters of 2002 and 2001, we recorded restructuring charges of $17.6 million and $10.4 million, respectively. Of these charges, $3.2 million and $4.4 million related to a workforce reduction of approximately 229 and 900 employees for the years 2002 and 2001, respectively. In 2002, we also had a change in estimate of $0.3 million in connection with workforce reductions, which resulted in a net workforce restructuring charge of $2.9 million. As of January 1, 2004, we had a remaining balance of approximately $24,000 related to the 2002 workforce reduction, all of which we paid in the First Quarter of 2004. No further payments related to the 2002 workforce reduction will be paid.

Branch office closures

        During December 2004, in accordance with SFAS 146, we accrued $2.3 million for a restructuring of one of our real estate locations that we vacated. Additionally, during the Fourth Quarter of 2004, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over accrued by $2.4 million, as a result of negotiating early lease terminations or obtaining a subtenant. The net impact of these actions resulted in a net expense reduction to the restructuring charge of $0.1 million in our consolidated statement of income.

        In connection with the Fast Track acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we have recorded a restructuring liability of $0.4 million related to the lease obligation and certain other costs for one facility. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. No cash expenditures have been made as of December 31, 2004.

        In connection with the Nims acquisition noted in Note 6 "BUSINESS ACQUISITIONS", we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we have recorded an initial restructuring liability of $1.4 million related to the lease obligation and certain other costs for eight facilities. During the Fourth Quarter of 2004, we determined that our original estimate for Nims-related lease obligations was too high and reduced the accrual by $0.1 million. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Cash expenditures in 2004 related to all Nims-related branch office closings totaled $0.4 million, which is net of approximately $0.2 million of sublease payments received.

        During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit. Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over accrued by $1.0 million, as a result of negotiating early lease terminations or obtaining a subtenant. In prior years, in accordance with EITF Issue No. 94-3, ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success. As a result of this review, we charged to restructuring $12.1 million in 2002 and $4.0 million in 2001 for branch office closings and certain other expenditures. In the Fourth Quarter of 2002, we also performed a review of accrual balances for properties restructured in prior years. As a result, we determined that the cost to consolidate and/or close certain non-profitable offices would be higher than the original estimate. The change in estimates resulted in a net charge to our restructuring liability of $0.8 million and $1.2 million in 2002 and 2001, respectively.

The resulting net charge in 2002 and 2001 was $12.9 million and $5.1 million, respectively. During 2002, we adjusted the purchase price allocation principally as a result of an adjustment in the valuation of the liability assumed for the restructured facilities and for other matters unresolved at the time of acquisition. As a result of these non-cash adjustments, the goodwill balance was increased by $3.1 million. Cash expenditures in 2004 related to branch office closings were $6.7 million, which is net of approximately $1.7 million of sublease payments received.

Impairments

        We also recorded an impairment charge of $1.8 million and $0.8 million in 2002 and 2001, respectively, for assets associated with the facilities identified in the branch office closures that became impaired as a result of these restructuring actions.

        A summary of restructuring activity during the years 2004, 2003, and 2002, which is reported in the accompanying consolidated balance sheets, is as follows (dollars in thousands):

	Workforce reduction	Branch office closures & other expenditures	Impaired assets	Total
Beginning balance in fiscal 2002	$10,428	$11,295	$—	$21,723
Charges in fiscal 2002	3,192	12,060	1,847	17,099
Change in prior year's estimate	(251)	756	—	505
Cash expenditures in fiscal 2002	(10,177)	(6,318)	—	(16,495)
Acquisition related charge in fiscal 2002	93	2,136	187	2,416
Acquisition related charges to increase prior year estimate	—	3,021	—	3,021
Fixed asset impairment charges in fiscal 2002	—	—	(2,034)	(2,034)

Beginning balance in fiscal 2003	3,285	22,950	—	26,235
Charges in fiscal 2003	1,345	870	—	2,215
Change in current and prior year's estimate	(1,537)	(1,004)	—	(2,541)
Cash expenditures in fiscal 2003	(2,856)	(9,033)	—	(11,889)

Beginning balance in fiscal 2004	237	13,783	—	14,020
Charges in fiscal 2004	—	2,266	—	2,266
Change in current and prior year's estimate	—	(2,376)	—	(2,376)
Acquisition related charge in fiscal 2004	454	1,638	—	2,092
Cash expenditures in fiscal 2004	(600)	(6,725)	—	(7,325)

Balance as of December 31, 2004	$91	$8,586	$—	$8,677

        As of December 31, 2004, the balance in the branch office closures reserve consisted of amounts for properties identified in 2004, 2003, 2002, 2001, 2000, and 1999 in the amounts of $3.5 million, $0.2 million, $4.3 million, $0.6 million, $5,000, and $18,000, respectively.

11. CAPITAL STOCK

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

        Subsequent to February 1, 2004, we have two classes of stock: preferred stock and common stock. Holders of common stock are entitled to one vote for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions of any series of preferred stock, and to fix the number of shares of any such series. For the period January 1, 2002 through December 31, 2004, our Board of Directors authorized us to repurchase up to 17.6 million shares of our common stock. A summary of repurchase activity for 2004, 2003, and 2002 is as follows (dollars in thousands):

	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at beginning of year	3,181,200		3,676,400		1,542,800
Authorizations	3,000,000		6,000,000		8,632,200
Repurchases	(2,127,300)	$30,096	(6,495,200)	$66,696	(6,498,600)	$54,092
Expirations	(1,182,300)		—		—

Shares remaining as of December 31,	2,871,600		3,181,200		3,676,400

        Between May 1999 and December 31, 2004, we have invested approximately $259.8 million to repurchase approximately 20.6 million shares of our common stock under ten separate authorizations.

12. EARNINGS PER SHARE

        A summary of our calculation of earnings per share is as follows (in thousands, except per share data):

Years Ended December 31,	2004	2003	2002
Net income used for basic earnings per share	$32,282	$29,222	$8,181
Interest expense associated with convertible debentures, including amortization of debt issuance costs	3,880	2,062	—
Related tax effect	(1,448)	(825)	—

Net income used for diluted earnings per share	$34,714	$30,459	$8,181

Weighted average number of common shares outstanding used in calculation of basic earnings per share	62,601	65,771	74,018
Incremental shares from restricted stock, employee stock purchase plan, and the assumed exercise of dilutive stock options	1,031	652	388
Incremental shares from assumed conversion of convertible debentures	8,175	4,394	—

Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	71,807	70,817	74,406

Earnings per share
Basic	$0.52	$0.44	$0.11

Diluted	$0.48	$0.43	$0.11

        Potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase 1,217,000, 1,453,000, and 2,374,000 shares for the years ended December 31, 2004, 2003, and 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and therefore, their effect would have been anti-dilutive.

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

        We adopted the provisions of EITF 04-8 which requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation. EITF 04-8 also requires the restatement of previously reported diluted earnings per share upon adoption. Therefore, the weighted average impact of the 8.2 million shares has been included in the calculation of diluted earnings per share for the year ended December 31, 2004 and 2003 based on the period the Debentures were outstanding. There was no impact on diluted earnings per share for the year ended December 31, 2002 since the Debentures were issued in 2003.

        During the quarter ended June 30, 2004, we adopted the provisions of EITF 03-6, which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Our Debentures are not participating securities under the provisions of EITF 03-6 as they do not participate in undistributed earnings with our common stock. No separate disclosure of basic or diluted earnings per share has been made for the Class B common stock as the impact was immaterial and, effective February 1, 2004, all of the Class B common stock was converted into shares of our common stock. In addition, there was no impact on the basic and diluted earnings per share for our common stock for all periods presented in the accompanying consolidated statements of income. See Note 11 "CAPITAL STOCK" for further discussion.

13. BENEFIT PLANS

        STOCK OPTION PLANS:    Pro forma financial measures regarding net income and earnings per share is required by SFAS 123 for stock-based awards as if we had accounted for our stock-based compensation to employees under the fair value method prescribed in SFAS 123. As permitted by SFAS 148 and SFAS 123, we account for our stock-based compensation in accordance with APB 25, FIN 44, and related implementation guidance and apply the disclosure provisions of SFAS 148 and SFAS 123. Accordingly, our adoption of disclosure provisions of SFAS 148 does not impact our financial condition or results of operations.

        The fair market value of each stock option is estimated using the Black-Scholes option pricing model, assuming no expected dividends with the following weighted-average assumptions:

Years ended December 31,	2004	2003	2002
Expected life (in years)	5.2	5.2	4.9
Expected stock price volatility	56%	61%	65%
Risk-free interest rate	4.14%	3.87%	4.24%

        The weighted-average fair value of options granted under the option plans during the years ended December 31, 2004, 2003, and 2002, was $7.99, $4.90, and $8.52, respectively. The weighted-average fair value of restricted stock granted under the option plans during the years ended December 31, 2004, 2003, and 2002 was $15.14, $11.09, and $18.34, respectively.

        The 1992 Stock Option Plan provides for grants of stock options for up to 3,600,000 shares of our common stock to our employees, officers, directors, consultants, and advisors. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. As of December 31, 2004 and 2003, there were no options outstanding under this plan and the plan has expired.

        The 1998 Stock Incentive Plan, amended in December 1999, provides for grants of stock options and restricted stock for up to 7,000,000 shares of our common stock to our employees, officers, directors, consultants, and advisors. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines.

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

        In November 2001, we completed a merger with Metro Information Services, Inc. ("Metro.") In connection with the merger, we assumed all options, vested and unvested, to purchase Metro's common stock, issued under Metro's stock option plan. Each option to purchase shares of Metro's common stock outstanding as of November 30, 2001 became an option to acquire a number of shares of our common stock equal to the number of shares of Metro's common stock subject to such option, multiplied by a conversion ratio of 0.48. The option price was proportionally adjusted. The number of adjusted shares under the Metro plan was 571,058, of which 6,864 shares, 480 shares, and 13,394 shares were exercised during 2004, 2003, and 2002, respectively.

        In September of 2002, we completed the purchase of a business complementary to our business strategy. In connection with this acquisition, we assumed all vested and unvested options to purchase the stock of the acquired company, under the respective stock option plan. Each option to purchase shares of the acquired company, as of September 25, 2002, became an option to acquire a number of shares of our common stock equal to the number of shares of the acquired company subject to such option, multiplied by conversion ratio of 0.1766. The option price has been proportionally adjusted. The number of adjusted shares under the acquired company's plan is 87,502, of which 9,706 shares, 27,652 shares, and 14,184 shares were exercised from this plan during 2004, 2003, and 2002, respectively.

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

        Information with respect to activity under our stock option plans, including restricted stock awards, is set forth below:

	Common stock	Weighted average exercise price
Outstanding at December 31, 2001	6,270,330	$19.20
Granted	689,342	13.43
Exercised	(145,734)	13.08
Canceled/expired	(2,467,185)	21.16
Outstanding at December 31, 2002	4,346,753	17.25
Granted	1,820,909	8.57
Exercised	(93,160)	7.15
Canceled/expired	(1,428,642)	21.65
Outstanding at December 31, 2003	4,645,860	12.42
Granted	1,357,700	15.08
Exercised	(157,188)	8.73
Canceled/expired	(1,200,880)	16.19

Outstanding at December 31, 2004	4,645,492	$12.35

        Shares available for future issuance under our stock option plans at December 31, 2004 are 9,558,317. During the years ended December 31, 2004, 2003, and 2002, we granted 145,000 shares, 25,000 shares, and 6,500 shares of restricted stock, respectively.

        The following table summarizes information about stock options and restricted stock that were outstanding at December 31, 2004:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price of options outstanding	Number exercisable	Weighted average exercise price of exercisable options
$ 0.04-$ 4.99	3,766	3.90	$3.69	3,766	$3.69
5.00-7.50	41,242	5.10	6.54	16,867	6.10
$7.51-11.27	2,572,188	5.70	8.97	306,997	8.69
11.28-16.90	1,390,734	7.90	14.99	26,484	13.14
16.91-25.35	551,000	5.50	18.31	118,000	22.28
25.36-38.02	72,162	2.30	31.07	72,162	31.07
38.03-57.03	720	1.40	47.14	720	47.14
57.04-85.54	13,680	3.40	57.61	13,680	57.61

Total	4,645,492			558,676

        STOCK PURCHASE PLANS:    Our 1992 ESPP provides for the purchase of 6,550,000 shares of common stock by qualifying employees at a purchase price of 85% of the market value of the stock on the offering commencement date or the last day of the purchase period, whichever is lower. During 2004, 2003, and 2002, participants in this plan purchased 369,056 shares, 484,020 shares, and 378,333 shares, respectively. Shares available for future purchases totaled 2,232,522 at December 31, 2004.

        On February 13, 2003, our Board of Directors approved a new UK ESPP. We allocated 500,000 shares of the total number of shares reserved under our 1992 ESPP for issuance under the UK ESPP. During 2004, participants in this plan purchased 2,325 shares. Shares available for future purchases as of December 31, 2004 totaled 493,365.

        INCENTIVE COMPENSATION PLANS:    We have established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 2004, 2003, and 2002, approximated $15.7 million, $21.3 million, and $16.8 million, respectively. In addition, management may award discretionary bonuses based upon an individual's performance and/or contribution to us.

        DEFERRED COMPENSATION, SAVINGS, AND PROFIT SHARING PLANS:    During 1984, we established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 25% of their salary to the plan. After one year of employment, we contribute $0.50 for each pre-tax dollar deferred, up to 6.0% of eligible employee's annual salary contributed. We may elect to make an additional discretionary contribution to the plan based on our profitability each year. Our match and discretionary contributions, if any, vest 25% each year and are fully vested after five years of employment. Our contributions for 2004, 2003, and 2002 amounted to approximately $7.6 million, $7.5 million, and $8.4 million, respectively.

        In addition, we have a deferred compensation plan for officers and eligible employees. The deferred compensation plan allows the participants to reduce their taxable income by contributing

5-50% of their annual salary and 10-90% of their bonus or incentive compensation to the plan. We may make discretionary contributions to the plan based on individual or corporate performance. The amounts deferred earn a yield as determined by the benchmark investments selected by the participant. As of December 31, 2004 and 2003, approximately $8.1 million and $5.6 million, respectively, was accrued under this plan and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

DEFINED BENEFIT PLANS:

The Gratuity Plan

        We provide our employees in India with benefits under a defined benefit plan (the "Gratuity Plan") as required by India law. The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee's salary and years of employment with us. We determine our liability under the Gratuity Plan by actuarial valuation using the projected unit credit method. Under this method, we determine our liability based upon the discounted value of salary increases until the date of separation arising from retirement, death, resignation or other termination of services. Critical assumptions used in measuring the plan expense and projected liability under the projected unit credit method include the discount rate, expected return on assets and the expected increase in the compensation rates. We evaluate these critical assumptions at least annually. We periodically evaluate and update other assumptions used in the projected unit credit method involving demographic factors, such as retirement age and turnover rate, to reflect our experience.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date, which is November 30. The discount rate we use is equal to the yield on high-quality fixed income investments in India at the measurement date. A lower discount rate increases the present value of benefit obligations and therefore increases gratuity expense. Since our Gratuity Plan is unfunded, we have not assumed any returns on assets. As of December 31, 2004, the amount accrued under the Gratuity Plan was approximately $1.2 million and is included in accrued compensation in the accompanying consolidated balance sheet.

UK Defined Benefit Plan

        We also have a defined benefit pension plan that provides pension benefits to employees of our subsidiary located in the UK, ("UK DBP"). These benefits are available to employees who were active on August 4, 1999 and not to employees who joined us after that date, and are based on the employees' compensation and service. Our policy is to fund amounts required by applicable government regulations. The measurement date for the UK DBP is December 31. Total pension expense for 2004, 2003, and 2002, was approximately $1.2 million, $2.0 million, and $1.3 million, respectively.

        During the First Quarter of 2004, we closed our UK DBP to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." In the First Quarter of 2004, we recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum pension liability of approximately $5.2 million through accumulated other comprehensive loss in the accompanying consolidated balance sheets. In addition, during the Fourth Quarter of 2004, we recorded an additional required minimum pension liability of approximately $1.4 million. Therefore, during 2004, the total non-cash adjustment to equity to record the required minimum pension liability was $6.6 million and was recognized in accumulated other comprehensive loss. As a result of the curtailment, participants of the UK DBP are eligible to participate in a defined contribution plan, which is available to all employees of the UK subsidiary.

Assumptions

        The following tables summarize the benefit costs and the weighted average assumptions associated with our UK DBP (dollars in thousands):

Years ended December 31,	2004	2003	2002
Components of net periodic benefit cost:
Service cost—benefits earned during the period	$277	$1,304	$1,445
Interest cost on projected benefit obligations	1,807	1,376	1,103
Expected return on plan assets	(1,563)	(1,125)	(1,351)
Net amortization and deferral—amortization of unrecognized net loss/(gain)	491	441	88

Net periodic pension cost	1,012	1,996	1,285

Curtailment loss (gain)	183	—	—

Net periodic pension cost after allowance for curtailment	$1,195	$1,996	$1,285

        The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. We change key employee benefit plan assumptions in response to current conditions in the securities market. The discount rate has been lowered from 5.75% in 2002 to 5.50% in 2003 and 5.40% in 2004 and is based on AA rated corporate bond yields of similar duration as the liabilities of the UK DBP. The expected rate of return on pension plan assets has been reduced from 8.00% in 2002 to 7.75% in both 2003 and 2004.

Years ended December 31,	2004	2003	2002
Weighted average assumptions:
Discount rate at end of the year	5.40%	5.50%	5.75%
Expected return on plan assets for the year	7.75	7.75	8.00
Rate of compensation increase at end of the year***	—	4.25	3.75
Discretionary pension increased LPI* pension increases	0.00	0.00	0.00
LPI pension increases	2.80	2.75	2.25
Statutory revaluation of benefits (GMP)**	3.50	3.50	3.50

*
Limited Price Indexation

**
(Guaranteed Minimum Pension)

***
In 2004, the UK DBP was curtailed.

Plan Assets

        The percentages of the fair value of the UK DBP assets by major category are as follows:

	Percentage of Plan Assets
As of December 31,	2004	2003
Equity securities	91%	91%
Debt securities	6	6
Real estate	3	3

Total	100%	100%

Investment Strategy

        The UK DBP assets are invested with the objective of achieving a total rate of return over the long-term, sufficient to fund future pension obligations, to minimize future pension contributions and to ensure a minimum level of funding. We are willing to tolerate a commensurate level of risk to achieve this objective based on the funded status of the plan and the long-term nature of the UK DBP pension liability. Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes. All of the assets are managed by external investment managers. Asset allocation target ranges were established consistent with the investment objectives, and the assets are rebalanced periodically. The expected long-term rate of return on plan assets was determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans' assets and the advice of outside advisors. For 2005, the target allocation range is 80%-90% for equity securities, 5% to 10% for debt securities and 0% to 10% each for real estate and other assets. The UK DBP assets are not invested in Keane common stock.

  Obligation and Funded Status

        The following tables summarize the benefit obligations and funded status associated with our UK DBP (dollars in thousands):

As of December 31,	2004	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$32,080	$22,940	$16,780
Service cost	277	1,304	1,445
Interest cost	1,807	1,376	1,103
Employee contributions	52	209	286
Actuarial (gain) loss	3,525	3,516	1,722
Benefits paid	(504)	(72)	(403)
Prior service cost	—	178	—
Curtailment (gain) loss	(2,288)	(409)	—
Foreign currency translation	2,623	3,038	2,007

Benefit obligation at end of year	37,572	32,080	22,940

Change in plan assets:
Fair value of plan assets at beginning of year	19,725	13,844	15,546
Actual return on plan assets	2,959	3,134	(4,017)
Employer contributions	297	737	931
Employee contributions	52	209	286
Benefits paid	(504)	(72)	(403)
Foreign currency translation	1,552	1,873	1,501

Fair value of plan assets at end of year	24,081	19,725	13,844

Funded status	(13,491)	(12,355)	(9,096)

Unrecognized net actuarial loss	10,147	10,472	8,726
Unrecognized prior service cost	—	178	—

Accrued pension cost	$(3,344)	$(1,705)	$(370)

Amounts recognized in consolidated balance sheet:
Intangible asset (in other assets)	$—	$178	$—
Deferred tax asset, long-term	—	—	773
Accrued benefit liability (in accrued expenses and other liabilities)	(13,491)	(5,384)	(2,302)
Accumulated other comprehensive loss	10,147	3,501	1,159

Net amount recognized	$(3,344)	$(1,705)	$(370)

        As of December 31, 2004, the accumulated benefit obligation and the projected benefit obligation were both $37.6 million. Expected employer contributions for 2005 are approximately $0.2 million.

        Based on the same assumptions used to measure the UK DBP as of December 31, 2004, future benefit payments expected to be paid are $0.3 million, $0.3 million, $0.5 million, $0.4 million, and $0.9 million in 2005, 2006, 2007, 2008, and 2009, respectively. In addition, we expect to pay $4.5 million in the aggregate for the years ended 2010 through 2014.

14. INCOME TAXES

        Income before income taxes includes the following components (dollars in thousands):

Years ended December 31,	2004	2003	2002
Domestic	$47,151	$48,799	$13,085
Foreign	4,357	(103)	551

Total income before provision for income taxes	$51,508	$48,696	$13,636

        The provision for income taxes consists of the following (dollars in thousands):

Years ended December 31,	2004	2003	2002
Current:
Federal	$11,729	$359	$5,996
State	1,379	(240)	2,573
Foreign	778	645	682

Total	13,886	764	9,251
Deferred:
Federal	3,430	15,515	(2,960)
State	1,910	3,195	(836)

Total	5,340	18,710	(3,796)

Total provision for income taxes	$19,226	$19,474	$5,455

        The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate (dollars in thousands):

Years ended December 31,	2004	2003	2002
Federal income taxes at 35%	$18,028	$17,044	$4,772
State income taxes, net	2,923	1,921	1,129
Disallowed meals expense	421	293	508
Foreign rate differential	(1,228)	(642)	489
Non-benefitable book losses	2,125	1,809	653
Adjustment of prior-year's estimated tax liabilities:
Expiration of statutes and changes in estimates	(1,134)	(1,669)	(1,532)
Deferred tax asset adjustment	(2,180)
Retroactive state tax	608
Other, net	(337)	718	(564)

Total	$19,226	$19,474	$5,455

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

        During the Third Quarter ended September 30, 2004, certain events occurred, which impacted our tax provision. These events include the expiration of certain state statutes and changes in estimates, which resulted in a reduction to our tax provision of approximately $1.1 million, and the enactment of certain tax laws, which resulted in an imposition of tax retroactive to January 1, 2004 and an increase to our tax provision of approximately $0.6 million. The adjustment of prior years' estimated tax liability of $1.7 million and $1.5 million for the years ended December 31, 2003 and December 31, 2002, respectively, are primarily attributable to the expiration of the statutory period for assessing state tax on periods ended in 1996, 1997 and 1998, and federal tax for the period ended in 1998, respectively. In accordance with SFAS 5 and SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," we have adjusted our tax reserves in the period where the conditions under SFAS 5 are no longer met and as of the enactment date of the new tax laws.

        For the year ended December 31, 2004, the Company identified errors relating to deferred tax balances arising from transactions in prior years. As a result, an adjustment to reduce goodwill by $2.1 million has been recorded in the accompanying consolidated balance sheet as of December 31, 2004 with a corresponding reduction to deferred tax liabilities. Furthermore, as of December 31, 2004 the Company recorded an adjustment to record an additional deferred tax asset totaling approximately $2.2 million and a corresponding decrease to the provision for income taxes. This income tax adjustment results from book to tax timing differences related to depreciation expense that management believe relate to a period, or periods prior to 2004. Since the specific period to which this adjustment relates cannot be identified with certainty, the adjustment has been recorded in the year ended December 31, 2004.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax asset and liabilities are as follows (dollars in thousands):

As of December 31,	2004	2003
Deferred tax assets:
Current:
Allowance for doubtful accounts and other reserves	$1,428	$2,059
Restructuring reserve	1,435	2,838
Accrued expenses	2,313	2,435

	5,176	7,332
Valuation allowance	(120)	—

Net current deferred taxes	$5,056	$7,332
Noncurrent deferred tax assets:
Restructuring reserve	$2,056	$2,889
Deferred compensation	3,303	2,271
Depreciation	6,040	4,527
Minimum pension liability adjustment	4,047	1,615
Acquired domestic net operating loss carryforwards	2,027	1,814
Other net operating loss carryforwards	8,945	2,686
Other, net	182	(313)

Total noncurrent deferred tax assets	26,600	15,489

Valuation allowance	(13,016)	(4,301)

Net noncurrent deferred tax assets	13,584	11,188

Deferred tax liabilities:
Noncurrent:
Intangibles	(34,633)	(30,879)
Capitalized software	(4,875)	(4,084)

Total noncurrent deferred tax liabilities	(39,508)	(34,963)

Total net noncurrent deferred tax liability	$(25,924)	$(23,775)

        The valuation allowance for deferred tax assets increased by $8.8 million as a result of the minimum pension liability adjustment and certain subsidiary net operating losses. The tax effect of the minimum pension liability adjustment in 2004 totaling $2.1 million was charged to other comprehensive income. Approximately $3.0 million of the benefit of any future reduction of the valuation allowance attributable to the minimum pension liability would be directly allocated to other comprehensive income.

        At December 31, 2004, we had domestic net operating loss ("NOL") carryforwards for tax purposes of $15.0 million expiring in years ending in 2014 through 2024. Of these NOL carryforwards, $4.9 million relates to a prior acquisition and is subject to limitation pursuant to IRC Section 382.

        On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the FASB issued Financial Staff Position ("FSP") No. FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB 23, "Accounting for Income Taxes-Special Areas," and requires explanatory disclosures from companies that have not yet completed the evaluation. We are currently evaluating the effects of the repatriation provision and their impact on the consolidated financial statements. The minimum amount of dividend distribution of foreign earnings that could potentially be subject to the provisions of the AJCA would be $0 and the maximum would be $14.7 million, which is the cumulative undistributed earnings of our foreign subsidiaries at December 31, 2004. The related income tax expense on the amounts eligible for the temporary deduction under the provisions of the AJCA would be $0 to approximately $800,000.

        In addition, our India subsidiary, part of the SignalTree Solutions acquisition, has tax holidays in India, which reduce or eliminate the income tax in that country. The holidays expire between 2006 and 2009. Based on the currently enacted regular corporate income tax rate in India, the benefit to us of the tax holidays for the year ended December 31, 2004 was approximately $1.5 million.

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

        We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in 2004 were approximately $3.4 million.

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

        As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In 2004, we paid approximately $1.1 million in lease payments and as of December 31, 2004, we had a remaining reserve balance of $1.8 million.

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

        In March 2003, our Audit Committee approved a related party transaction involving a director of Keane. We had subcontracted with Guardent, Inc. ("Guardent") for a customer project. Maria Cirino, a member of our Board of Directors, was at the time an executive officer, director, and shareholder of Guardent. In addition, the Audit Committee approved our engagement of Guardent as a sub-contractor for the purpose of providing future services to our customers. Under the terms of this approval, no payment to Guardent for a single engagement could exceed $75,000 and no payment to Guardent for all engagements in any calendar year could exceed $250,000. We did not make any payments to Guardent during the year ended December 31, 2004. On February 27, 2004, Guardent was acquired by VeriSign, Inc. ("VeriSign"). Since then, Ms. Cirino has held the position of Senior Vice President of VeriSign Managed Security Services.

        In July 2003, our Audit Committee approved a related party transaction involving a member of our Board of Directors. We sub-contracted with ArcStream Solutions, Inc. ("ArcStream") to develop and assist in the implementation of a wireless electronic application at two customer sites. In accordance with this transaction, we agreed to pay ArcStream a royalty fee for potential future installations during the seven-year license period. John F. Keane, Jr., a member of our Board of Directors, is Chief Executive Officer, a director, and founder of ArcStream. John F. Keane, Jr. is the son of John F. Keane, Sr., Chairman of our Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer, and a director. Effective June 21, 2004, our Audit Committee approved the termination of our agreement with ArcStream and a payment of $150,000 by us to ArcStream in exchange for a release of all parties from any further performance or payment obligations under the original agreement. The termination was for convenience and was not related to ArcStream's performance under the agreement. During the year ended December 31, 2004, we made payments of approximately $225,000 to ArcStream, including the termination payment referred to above. During the year ended December 31, 2003, we made payments of approximately $112,000 to ArcStream.

        During the Third Quarter of 2004, Keane Worldzen sold a portfolio of receivables to World Credit LLC for approximately $0.6 million. A principal of World Credit LLC is a family member of the President of Keane Worldzen and, as a result, we have determined that World Credit LLC is a related party to Keane Worldzen. The sale of the portfolio was deemed to be an arms length transaction. In addition, World Credit LLC is an affiliate of World Credit Fund I, LLC and World Credit Fund II, LLC and Prairie Financial LLC. Two non-executive employees of Keane Worldzen hold non-controlling equity interests in World Credit Fund I, LLC and World Credit Fund II, LLC. Keane Worldzen entered into a collection services agreement with World Credit LLC in December 2002. Under this agreement Keane Worldzen provides collection services, and related activities, to World Credit LLC. Keane Worldzen earned a total of $107,800 from World Credit in 2004 for these services.

Commitments and Contingencies

        We lease the New Facility from Gateway LLC as described above. We lease additional office space and apartments in more than 70 locations in North America, the UK, and India under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rental fees. Rental expense for all of our facilities amounted to approximately $16.4 million in 2004, $15.0 million in 2003, and $17.6 million in 2002. We have subleases for certain restructured properties. The related cash receipts for these properties is reflected against the restructuring liability and are not recorded in the accompanying consolidated statements of income.

        As of December 31, 2004, the future minimum lease payments for the next five years and thereafter under operating and capital leases, were as follows (dollars in thousands):

Years Ended December 31,	Operating Leases	Capital Leases
2005	$19,457	$243
2006	16,195	17
2007	13,354	—
2008	10,299	—
2009	7,479	—
Thereafter	22,435	—

Total minimum lease payments	$89,219	$260

Less imputed interest		—

Present value of minimum capital lease payments		$260

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

        In February 2003, we entered into a new $50.0 million unsecured revolving credit facility (the "credit facility") with two banks. The credit facility replaces a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or dispositions of assets, create liens, and pay dividends. On June 11, 2003, we and two of our banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and two of our banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of December 31, 2004, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank's base rate or the Euro currency reserve rate.

        During the First Quarter of 2003, we paid $0.9 million related to certain earn-out considerations in connection with an acquisition made during the Third Quarter of 2002. We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During 2004, we recognized revenue of approximately $2.6 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $1.3 million. The note had a one-year term with a one-year extension expiring on September 25, 2004. Effective September 25, 2004, the term of the contingent service credits was extended one year through September 25, 2005. In connection with the Nims acquisition and based on the forecasted financial performance related to the first earn-out, we expect to pay approximately $3.3 million contingent consideration in April of 2005.

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

16. SEGMENT INFORMATION

        Based on qualitative and quantitative criteria established by SFAS 131, we operate within one reportable segment: Professional Services.

        In accordance with the enterprise-wide disclosure requirements of SFAS 131, our geographic information is as follows (dollars in thousands):

	2004		2003		2002
	Revenues	Property & equipment	Revenues	Property & equipment	Revenues	Property & equipment
Domestic	$860,354	$64,173	$781,255	$64,799	$843,918	$22,583
International	51,189	12,588	23,721	10,632	29,285	8,578

Total	$911,543	$76,761	$804,976	$75,431	$873,203	$31,161

        We have no single customer that provides revenues that equal or exceed 10 percent of our consolidated revenues.

17. SUBSEQUENT EVENTS

        On February 28, 2005, we acquired netNumina Solutions, Inc. ("netNumina"), a software development company based in Cambridge, Massachusetts that specializes in technology strategy, architecture, and custom development. The company offers integrated strategy, creative design, technology architecture, solutions construction, and application management services to large enterprise clients. In exchange for all of netNumina's outstanding stock, we will pay $5.8 million in cash to shareholders of netNumina. The acquisition will be accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The operating results of netNumina will be included in our consolidated statement of operations beginning March 1, 2005.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
For the year ended December 31, 2004
Revenues	$215,824	$231,712	$234,827	$229,180
Gross margin (1)	65,834	70,002	68,611	69,856
Income before income taxes	9,207	13,452	13,325	15,524
Net income (4)	5,524	8,071	8,051	10,636
Basic earnings per share	0.09	0.13	0.13	0.17
Diluted earnings per share (2)	0.08	0.12	0.12	0.16
For the year ended December 31, 2003
Revenues	$204,662	$203,511	$200,421	$196,382
Gross margin (1)	62,231	65,251	63,008	60,111
Income before income taxes (3)	17,601	11,031	9,232	10,832
Net income (3)	10,561	6,620	5,540	6,501
Basic earnings per share	0.15	0.10	0.09	0.10
Diluted earnings per share (2)	0.15	0.10	0.08	0.10

(1)
Gross margin (revenues less salaries, wages, and other direct costs)

(2)
Reflects the adoption of EITF 04-8, which requires contingently convertible debt be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. See Note 12 "EARNINGS PER SHARE" for further discussion.

(3)
First Quarter of 2003 includes a $7.3 million, $4.4 million after tax, favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

(4)
Fourth Quarter of 2004 includes an adjustment to record an additional deferred tax asset totaling approximately $2.2 million and a corresponding decrease to the provision for income taxes. See Note 14 "INCOME TAXES" for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Keane maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the specified time periods. Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Since 2003, we have been in the process of implementing a PeopleSoft Enterprise Resource Planning ("ERP") system for the majority of our processes and operations. We currently plan to implement the following PeopleSoft modules: Resource Management, General Ledger, Accounts Payable, Expense and Time Reporting, Accounts Receivable, Contracts Management, Project Accounting, Billing and Enterprise Planning Management. The implementation of the ERP system is being phased in over time throughout Keane and we currently plan to complete the implementation for the majority of our processes and operations in 2005. During the year ended December 31, 2004, we implemented the General Ledger, Accounts Receivable, Resource Management, Accounts Payable, Expense Reporting, and Enterprise Planning Management modules for the majority of our operations. The second phase of the implementation, which is planned for 2005, will include Contracts Management, Time Reporting, Project Accounting and Billing. Implementing an ERP system involves significant changes in business processes and extensive organizational training. We believe the phased-in approach we are taking reduces the risks associated with making these changes. In addition, we are taking the necessary steps to monitor and maintain appropriate internal controls during this period.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Keane, Inc.

        We have audited management's assessment, included in the accompanying Management's Report of Internal Control Over Financial Reporting that Keane, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Keane, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Keane, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Keane, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Keane, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 of Keane, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 11, 2005

Changes in Internal Control Over Financial Reporting

        During the year ended December 31, 2004, there have not been any significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as relating to the implementation of an ERP system, as described above.

ITEM 9B. OTHER INFORMATION

        On March 9, 2005, the Compensation Committee of the Board of Directors of Keane, Inc. approved the 2005 Incentive Compensation Plan for the Company's executive officers. See exhibit 10.17 for further detail.

        During the period March 11, 2005 through March 12, 2005, the Company entered into change in control agreements with each member of the executive team. Generally, in the event of involuntary termination in connection with a change in control of Keane, the executive will receive the following benefits: (i) payment by Keane of a multiple of the executive's salary, as well as a multiple of the executive's bonus; (ii) a certain number of months of continued health, dental and financial planning benefit coverage: (iii) outstanding stock options and restricted shares, if any, would become fully vested; and (iv) if the payments provided to the executive exceed the amount that triggers excise tax under section 4999 of the Tax Code, the payments will be grossed-up. The multiples and total number of months for health, dental insurance and financial planning coverage for each executive are as follows, Brian T. Keane and John J. Leahy—three times and 18 months; Robert B. Atwell, Russell Campanello, Raymond Paris, Laurence Shaw, and Georgina Fisk—two times and 12 months.

        Also, on March 11, 2005, the Company entered into an employment agreement with Robert B. Atwell. This agreement provides certain benefits for Mr. Atwell should he be involuntarily terminated from Keane before 1/1/2007. In the event that Mr. Atwell is involuntarily terminated he will receive the following benefits; (i) payment by Keane for up to 12 months of salary; (ii) up to 12 months of health, dental and financial planning benefit coverage; and (iii) outstanding stock options and restricted shares, if any, would become fully vested.

        Copies of each of these agreements are attached hereto as exhibits 10.21 through 10.28.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this Item is contained in part under the caption "Directors and Executive Officers of the Company" in Item 4 of Part I hereof and the remainder is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held May 12, 2005 (the "2005 Proxy Statement") under the caption "Election of Directors" and "Code of Business Conduct."

ITEM 11. EXECUTIVE COMPENSATION

        The response to this Item is incorporated herein by reference to our 2005 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this Item is incorporated herein by reference to our 2005 Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this Item is incorporated herein by reference to our 2005 Proxy Statement under the caption "Certain Related Party Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this Item is incorporated herein by reference to our 2005 Proxy Statement under the caption "Principal Accountant Fees and Services."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

  (1)
  Financial Statements

  (2)
  Financial Statement Schedules

    Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes hereto.

  (3)
  Exhibits

    The Exhibits filed herewith or incorporated herein by reference are set forth in Item 15 (b) below.

(b) Exhibits

        See Exhibit Index attached hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEANE, INC. (Registrant)
/s/ BRIAN T. KEANE Brian T. Keane President and Chief Executive Officer
Date: March 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN F. KEANE John F. Keane Chairman
/s/ BRIAN T. KEANE Brian T. Keane President, Chief Executive Officer, and Director
/s/ JOHN J. LEAHY John J. Leahy Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ MARIA A. CIRINO Maria A. Cirino Director
/s/ JOHN H. FAIN John H. Fain Director

/s/ PHILIP J. HARKINS Philip J. Harkins Director
/s/ WINSTON R. HINDLE, JR. Winston R. Hindle, Jr. Director
/s/ JOHN F. KEANE, JR. John F. Keane, Jr. Director
/s/ JOHN F. ROCKART John F. Rockart Director
/s/ STEPHEN D. STEINOUR Stephen D. Steinour Director
/s/ JAMES D. WHITE James D. White Director

Exhibit Index
2.1	Agreement and Plan of Merger, dated as of August 20, 2001, by and among the Registrant, Veritas Acquisition Corp., and Metro Information Services, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 20, 2001, filed on August 21, 2001.
3.1	Articles of Organization of the Registrant, as amended, are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-85206) (the "Registration Statement").
3.2	Articles of Amendment to Registrant's Articles of Organization, filed on May 29, 1998, are incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on June 3, 1998 (File No. 1-7516).
3.3	Second Amended and Restated By-Laws of the Registrant are incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
3.4	Amendment to Second Amended and Restated Bylaws of the Registrant is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
3.5	Amendment No. 2 to Second Amended and Restated Bylaws of the Registrant is incorporated by reference to the Registrant's Quarterly Report on Form 10-K for the quarterly period ended June 30, 2004.
4.1	Registration Rights Agreement, dated as of June 18, 2003, by and among Keane, Inc., Morgan Stanley & Co. Incorporated, Wachovia Securities, LLC and Fleet Securities, Inc. is incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 20, 2003.
4.2	Indenture, dated as of June 18, 2003, between Keane, Inc. and Wachovia Bank, National Association, as trustee, for 2% Convertible Subordinated Debentures due 2013 is incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 23, 2003.
*10.1	Keane, Inc. 401(k) Deferred Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.2 to the Registration Statement.
*10.2	1992 Stock Option Plan is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7516).
*10.3	1998 Stock Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 333-56119), as filed with and declared effective by the Commission on June 5, 1998.
*10.4	Amendment to 1998 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
*10.5	Amended and Restated 1992 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
10.6	Metro Information Services, Inc. Amended and Restated 1997 Stock Option Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
10.7	Lease dated February 20, 1985, between the Registrant and Jonathan G. Davis, as Trustee of City Square Development Trust (the "Trust"), is incorporated herein by reference to Exhibit 10.6 to the Registration Statement.
10.8	First Amendment of Lease dated March 19, 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.
10.9	Second Amendment of Lease dated November 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.8 to the Registration Statement.
*10.10	Keane, Inc. 2001 Stock Incentive Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

*10.11	Keane, Inc. United Kingdom Employee Stock Purchase Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.12	Revolving Credit Agreement dated February 28, 2003, by and between the Registrant, Fleet National Bank, as Agent, and several lenders party, (the "Lenders") thereto is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.13	Lease, dated October 25, 2001 between the Registrant and Gateway Developers LLC is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
10.14	First Amendment dated June 11, 2003 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders thereto is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
10.15	Second Amendment dated October 17, 2003 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders thereto is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
10.16	Third Amendment dated February 5, 2004 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders thereto is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.
*+10.17	Summary of Executive Compensation
*+10.18	Summary of Director Compensation
*+10.19	Keane Ltd. Pension Scheme with all amendments to date
*+10.20	First Amendment and Restatement of the Keane, Inc. Deferred Compensation Plan with all amendments to date
*+10.21	Employment Agreement between Keane, Inc. and Robert B. Atwell
*+10.22	Change in Control Agreement between Keane, Inc. and Robert B. Atwell
*+10.23	Change in Control Agreement between Keane, Inc. and Brian T. Keane
*+10.24	Change in Control Agreement between Keane, Inc. and John J. Leahy
*+10.25	Change in Control Agreement between Keane, Inc. and Laurence D. Shaw
*+10.26	Change in Control Agreement between Keane, Inc. and Raymond Paris
*+10.27	Change in Control Agreement between Keane, Inc. and Russell J. Campanello
*+10.28	Change in Control Agreement between Keane, Inc. and Georgina L. Fisk
10.29	Amended and Restated 1992 Employee Stock Purchase Plan, as amended is incorporated herein by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.
+21.1	Schedule of Subsidiaries of the Registrant.
+23.1	Consent of Independent Registered Public Accounting Firm.
+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
+32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
+32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of the Exchange Act.

+
Filed herewith.

QuickLinks

TABLE OF CONTENTS
  PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
KEANE, INC. CONSOLIDATED STATEMENTS OF INCOME
KEANE, INC. CONSOLIDATED BALANCE SHEETS
KEANE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except for share data)
KEANE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
KEANE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES