Form 10-Q
period 2005-03-31
KEANE INC
filed 2005-05-05
CIK 54883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, there were 62,372,747 shares of Common Stock, $.10 par value per share, and no shares of Class B Common Stock issued and outstanding.

Keane, Inc.

Part I.     Financial Information

Item 1.    Financial Statements

Keane, Inc.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2005	2004
	(In thousands except per share amounts)
Revenues	$232,204	$215,824

Operating expenses
Salaries, wages, and other direct costs	162,193	149,990
Selling, general, and administrative expenses	54,172	53,217
Amortization of intangible assets	4,070	3,913
Operating income	11,769	8,704

Other income (expense)
Interest and dividend income	1,105	1,055
Interest expense	(1,416)	(1,438)
Other (expense) income, net	(16)	125
Minority interest	683	761
Income before income taxes	12,125	9,207
Provision for income taxes	4,850	3,683
Net income	$7,275	$5,524

Basic earnings per share	$0.12	$0.09

Diluted earnings per share	$0.11	$0.08

Basic weighted average common shares outstanding	62,156	63,650
Diluted weighted average common shares and common share equivalents outstanding	71,028	73,004

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
Assets
Current:
Cash and cash equivalents	$80,969	$67,488
Restricted cash	1,790	986
Marketable securities	127,020	130,678
Accounts receivable, net	142,957	126,467
Prepaid expenses and deferred taxes	15,598	16,515
Total current assets	368,334	342,134

Property and equipment, net	76,509	76,761
Goodwill	309,594	305,965
Customer lists, net	50,049	53,040
Other intangible assets, net	8,804	9,904
Other assets, net	15,415	16,390
Total assets	$828,705	$804,194
Liabilities
Current:
Short-term debt	$671	$892
Accounts payable	6,939	9,511
Accrued restructuring	4,054	3,513
Unearned income	10,805	9,376
Accrued compensation	45,630	39,763
Accrued expenses and other liabilities	64,386	52,760
Total current liabilities	132,485	115,815

Long-term debt	150,013	150,017
Accrued long-term building costs	39,414	39,545
Accrued long-term restructuring	4,167	5,164
Deferred income taxes	26,570	25,924
Total liabilities	352,649	336,465

Minority Interest	5,343	6,026

Stockholders’ Equity
Common stock	6,237	6,218
Additional paid-in capital	35,824	33,752
Accumulated other comprehensive loss	(7,122)	(6,657)
Retained earnings	438,321	431,046
Unearned compensation	(2,547)	(2,656)
Stockholders’ equity	470,713	461,703
Total liabilities and stockholders’ equity	$828,705	$804,194

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months Ended March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,275	$5,524
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7,165	6,857
Deferred income taxes	2,711	3,884
Provision for doubtful accounts	1,193	1,590
Minority interest	(683)	(761)
(Gain) loss on sale of property and equipment	(168)	110
Loss (gain) on sale of investments	34	(296)
Other charges, net	(208)	(1,332)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(15,352)	(24,001)
Decrease (Increase) in prepaid expenses and other assets	1,838	(614)
Increase in other liabilities	4,399	10,043
Increase (decrease) in income taxes payable	925	(1,748)
Net cash provided by (used for) provided by operating activities	9,129	(744)

Cash flows from investing activities:
Purchase of investments	(13,858)	(20,559)
Sale and maturities of investments	16,619	38,820
Purchase of property and equipment	(4,759)	(4,200)
Restricted cash	(587)	—
Proceeds from the sale of property and equipment	366	121
Payments for current year acquisitions, net of cash acquired	4,584	(17,711)
Payments for prior years acquisitions	—	(36)
Net cash provided by (used for) investing activities	2,365	(3,565)

Cash flows from financing activities:
Debt issuance costs	—	(27)
Principal payments under capital lease obligations	(105)	(138)
Proceeds from issuance of common stock	2,059	2,749
Repurchase of common stock	—	(6,755)
Net cash provided by (used for) financing activities	1,954	(4,171)

Effect of exchange rate changes on cash	33	127
Net increase (decrease) in cash and cash equivalents	13,481	(8,353)
Cash and cash equivalents at beginning of period	67,488	56,736
Cash and cash equivalents at end of period	$80,969	$48,383

Supplemental information:
Income taxes paid	$1,466	$1,483

Interest paid	$3	$23

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited condensed consolidated financial statements include the accounts of Keane, Inc. and our wholly and majority owned subsidiaries.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other period.

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  Such reclassifications have no effect on previously reported net income or stockholders’ equity.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

Note 2.       Earnings Per Share Data

The computation of earnings per share for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share data):

Three Months Ended March 31,	2005	2004
Net income used for basic earnings per share	$7,275	$5,524
Interest expense associated with convertible debentures, including amortization of debt issuance costs	970	970
Related tax effect	(388)	(388)
Net income used for diluted earnings per share	$7,857	$6,106

Weighted average number of common shares outstanding used in calculation of basic earnings per share	62,156	63,650
Incremental shares from restricted stock, employee stock purchase plan, and the assumed exercise of dilutive stock options	697	1,179
Incremental shares from assumed conversion of convertible debentures	8,175	8,175
Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	71,028	73,004
Earnings per share
Basic	$0.12	$0.09
Diluted	$0.11	$0.08

Potential common shares consist of employee stock options and restricted common stock.  Employee stock options to purchase 1,701,000 and 1,325,000 shares for the three months ended March 31, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and therefore, their effect would have been anti-dilutive.

Our 2.0% Convertible Subordinated Debentures due 2013 (“Debentures”) are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share. The Debentures become convertible under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003 when, among other circumstances, the closing price per share of our common stock is more than 120% of the conversion price (approximately $22.019 per share) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price per share of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions. The total amount of shares issuable upon the conversion of the Debentures is approximately 8.2 million.

We adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” in the Fourth Quarter of 2004, which requires that contingently convertible debt be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation. EITF 04-8 also requires the restatement of previously reported diluted earnings per share upon adoption. Therefore, the weighted average impact of the 8.2 million shares issuable upon conversion of the Debentures, has been included in the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004.

Note 3.       Stock-Based Compensation

We have stock-based compensation plans for which we have adopted the disclosure-only provisions of SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock and certain stock options. As permitted by SFAS 148 and SFAS 123, we account for our stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

In accordance with APB 25 we use the intrinsic value-based method to account for stock option grants and restricted stock awards. We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant and therefore, do not recognize compensation expense. We also grant restricted stock for a fixed number of shares to employees for nominal consideration. In 2003, in connection with our acquisition of a majority interest in Keane Worldzen, certain employees were granted Keane Worldzen stock options. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation” and SFAS No. 141 (“SFAS 141”), “Business Combinations,” these stock options were recorded as unearned compensation at the date of acquisition and vest over the life of the stock option. Compensation expense related to restricted stock awards and the Keane Worldzen stock options is recorded ratably over the restriction and vesting period, respectively, and is included in the selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Our Employee Stock Purchase Plan (“ESPP”) is non-compensatory as defined in APB 25, and accordingly, we do not recognize compensation expense in our consolidated financial statements.

Had compensation expense for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123 and using the Black-Scholes option-pricing model, we would have recorded additional compensation expense and our net income and earnings per for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Three Months ended March 31,	2005	2004
Net income—as reported (1)	$7,275	$5,524
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	84	116
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,058)	(1,057)

Net income (loss)—pro forma	$6,301	$4,583
Earnings (loss) per share:
Basic—as reported	0.12	0.09
Basic—pro forma	0.10	0.07
Diluted—as reported	0.11	0.08
Diluted—pro forma	0.10	0.07

(1) See Note 2 “Earnings Per Share Data” for reconciliation of net income as reported to net income used in calculation of diluted earnings per share.

Note 4.       Comprehensive Income and Accumulated Other Comprehensive Loss

SFAS No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of currency translation adjustments, available-for-sale securities valuation adjustments, and adjustments related to a foreign defined benefit plan.

Total comprehensive income (i.e., net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $6.8 million for the three months ended March 31, 2005 and was $1.5 million for the three months ended March 31, 2004, respectively. See Note 5 “Pension Plan” for a discussion of the minimum pension liability adjustments.

The following table summarizes the components of accumulated other comprehensive loss, net of taxes (dollars

in thousands):

As of	March 31, 2005	December 31, 2004
Foreign currency translation adjustments	$3,976	$4,004
Securities valuation adjustment	(951)	(514)
Minimum pension liability adjustment	(10,147)	(10,147)

Accumulated other comprehensive loss	$(7,122)	$(6,657)

Note 5.       Pension Plan

The United Kingdom (“UK”) defined benefit plan (“DBP”) provides pension benefits to employees of our UK subsidiary who were active on August 4, 1999, and not to employees who joined after that date, and are based on the employees’ compensation and service.  Our policy is to fund amounts required by applicable government regulations.  The measurement date for the UK DBP is December 31.

During the First Quarter of 2004, we decided to close our UK DBP to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 (“SFAS 88”),  “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  In 2004, we recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum liability of approximately $6.6 million through Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.  As of March 31, 2005, the UK pension liability was approximately $13.3 million and is included in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

Net periodic pension cost of the UK DBP for the three months ended March 31, 2005 and 2004 is presented as follows (dollars in thousands):

Three months ended March 31,	2005	2004
Service cost	$15	$233
Interest cost	496	454
Expected return on plan assets	(457)	(395)
Amortization of prior service cost	—	—
Amortization of transitional obligation	—	—
Recognized actuarial loss	116	123
Net periodic pension cost	$170	$415
Curtailment loss/(gain)	0	183
Net periodic pension expense after allowance for curtailment	$170	$598

Note 6.       Business Acquisitions

netNumina Solutions, Inc.

On February 28, 2005, we acquired netNumina Solutions, Inc. (“netNumina”), a software development company based in Cambridge, Massachusetts that specializes in technology strategy, architecture, and custom development, to enhance our capabilities in Development and Integration services.  In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million, including $0.6 million held back. As of March 31, 2005, the $5.7 million was accrued and included in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet.  As of April 15, 2005, we had paid $4.7 million of the $5.1 million not held back based on the stock certificates surrendered for cancellation. We expect to pay the remaining $0.4 million not held back in May 2005. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141 (“SFAS 141”), “Business Combinations,” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The total cost of the transaction through March 31, 2005 was $4.9 million, which included net assets of approximately $5.2 million.  Total assets acquired of $7.8 million consisted primarily of cash of $4.6 million and accounts receivable of $2.3 million.  In connection with the purchase price allocation we recorded a $0.3 million fair value adjustment to reduce property and equipment that resulted from an excess book value of the assets acquired over the purchase price.  As a result, we have not recorded any goodwill or intangible assets in connection with this acquisition. The valuation and purchase price allocation are preliminary as of March 31, 2005.  The operating results of netNumina have been included in our unaudited condensed consolidated statements of income beginning March 1, 2005.

At the date of acquisition, we entered into a plan to implement a workforce reduction of eight non-billable employees.  As a result, we recorded a restructuring liability of $1.0 million related to severance.  In accordance with EITF Issue No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination”, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Fast Track Holdings Limited

On July 13, 2004, we acquired Fast Track Holdings Limited (“Fast Track”), a privately held consulting firm based in the UK that manages the design, integration, and rapid deployment of large-scale SAP implementations. In exchange for all of Fast Track’s outstanding capital stock, we paid approximately $3.4 million in cash, including transaction costs, with the potential to pay up to an additional approximate $5.0 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142.  The purchase price for this acquisition may be subject to further refinements based on future adjustments relating to the value of the acquired net assets. The portion of the purchase price related to the intangible assets has been finalized and was identified utilizing standard valuation procedures and techniques. The total cost of the acquisition through March 31, 2005 was $4.1 million, which included net assets acquired of approximately ($0.2) million, goodwill of approximately $3.1 million and intangible assets of $1.1 million, the majority of which is being amortized on a straight-line basis over two years, and approximates the expected period of benefit. Total assets acquired of $2.1 million consisted primarily of accounts receivable of $1.9 million. The operating results of Fast Track have been included in our unaudited condensed consolidated statement of operations beginning July 14, 2004. Pro forma results for this acquisition have not been provided since this acquisition was not material.

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

Nims Associates, Inc.

On February 27, 2004, we acquired Nims Associates, Inc. (“Nims”), an information technology and consulting services company with offices in the Midwest and Advanced Development Centers (“ADCs”) in Indianapolis and Dallas, to expand our customer base, primarily in the financial and insurance industries. In exchange for all of Nims’ outstanding capital stock, we paid $18.2 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration will be accounted for as additional purchase price. The first earn-out was achieved as of March 31, 2005 and, as a result, we accrued the $3.3 million in earn-out consideration and included this amount in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet and recorded a corresponding increase in Goodwill. We paid the $3.3 million in earn-out consideration in April 2005. The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The total cost of the acquisition was $22.8 million, which includes net assets acquired of approximately $5.0 million, goodwill of approximately $14.1 million and intangible assets of $7.0 million. The intangible assets are primarily amortized on a straight-line basis over 10 years, which approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The portion of the purchase price related to the intangible assets has been finalized and was identified by utilizing standard valuation procedures and techniques. The operating results of Nims have been included in our unaudited condensed consolidated statements of income beginning March 1, 2004.

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

The unaudited pro forma combined condensed statements of income below present our historical statements and our acquisition of Nims on February 27, 2004 as if the purchase had occurred at January 1, 2004. The following unaudited pro forma combined condensed financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations (dollars in thousands, except per share data):

(Unaudited)
March 31,	2004
Revenues	$224,329
Net income (1)	5,723
Basic earnings per share	0.09
Diluted earnings per share	0.09

(1)   See Note 2 “Earnings Per Share Data” for reconciliation of net income as reported to net income used in calculation of diluted earnings per share.

Keane Worldzen (see Note 12 “Subsequent Events” for further discussion)

On October 17, 2003, we acquired a controlling interest in Keane Worldzen, a privately held Business Process Outsourcing (“BPO”) firm. In connection with the acquisition, we paid $9.0 million to acquire the Series A preferred shares of Worldzen Holdings Limited held by an unrelated third party. We contributed to Keane Worldzen our Worldzen Holdings Limited shares, $4.3 million in cash and certain assets of our Keane Consulting Group (“KCG”), our business consulting arm. This transaction was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. As a result of the transaction, as of March 31, 2005, we owned approximately 62% of Keane Worldzen’s outstanding capital stock. The former majority shareholders of Worldzen Holdings Limited contributed their Worldzen Holdings Limited shares to Keane Worldzen in exchange for approximately 38% of Keane Worldzen’s outstanding capital stock and are currently members of Keane Worldzen’s management. The asset and liabilities contributed to Keane Worldzen were recorded in relation to each shareholder’s ownership percentage in Keane Worldzen as follows: (i) carryover basis related to assets and liabilities contributed to Keane Worldzen for which the individual shareholder had a prior interest; and (ii) fair value for assets and liabilities for which an individual shareholder had no prior interest. As a result, we recorded goodwill of approximately $13.8 million in the accompanying condensed consolidated balance sheet.

In connection with the acquisition, we obtained the right to purchase certain of the remaining shares held by the minority shareholders of Keane Worldzen at different times (“call options”). Our first call option is exercisable beginning on January 1, 2006 and ending on December 31, 2006 and is based on a stated value for the underlying shares of $6.5 million. The fair value of this first call option, using a Black-Scholes valuation model, is approximately $3.8 million and is included in other assets in the accompanying unaudited condensed consolidated balance sheets. The other call options are exercisable at the fair market value of the underlying shares during the call periods, which are exercisable at certain times during the period January 1, 2007 through December 31, 2009. Since these other call options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these call options in our consolidated financial statements.

Also in connection with the acquisition, the minority shareholders were given the right to require us to purchase certain of their remaining shares at various times (“put options”) subject to the achievement of certain operating and financial milestones related to Keane Worldzen’s business performance. The first put option, the term of which is October 17, 2003 through December 31, 2005, is exercisable based on a stated value for the underlying shares of $2.8 million. The fair value of this put option, using a Black-Scholes valuation model, was approximately $279,000 at the acquisition date and is currently being recognized as compensation expense in the accompanying consolidated financial statements through the expiration date of the option. The other put options are exercisable at fair market value for the underlying shares during the put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010. Since these other put options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these put options in our consolidated financial statements. Pro forma results for this acquisition have not been provided since this acquisition was not material.

The results of operations of these acquired companies have been included in our unaudited condensed consolidated statements of income from the date of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill.  Identifiable intangible assets associated with these acquisitions are being amortized on a straight-line basis over periods ranging from two to 10 years and approximate the expected periods of benefit.  Pro forma results of operations for Fast Track, Keane Worldzen, and netNumina have not been provided since these acquisitions were not material either individually or in the aggregate in the year of acquisition.

Note 7.       Restructurings

Workforce reductions

In connection with the netNumina acquisition noted above, we entered into a plan to reduce the workforce by eight employees, most of who have an expected termination date of May 31, 2005.  The employees affected in the reduction are non-billable personnel whose responsibilities we plan to integrate into our existing operations to realize the synergies of the two operations.  We recorded a liability of $1.0 million associated with severance and other termination benefits and expect the plan to be substantially completed by September 30, 2005.  In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  As of March 31, 2005, we had not made any payments for severance and retention costs and had a remaining balance of $1.0 million.

In connection with the Fast Track acquisition noted above, we entered into a plan to reduce the workforce by seven employees, most of who had a termination date of October 31, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of approximately $0.1 million associated with severance, retention and other termination benefits and, by March 31, 2005, had completed the plan and paid $0.1 million in severance and retention. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

In connection with the Nims acquisition noted above, we entered into a plan to reduce the workforce by 22 employees, most of who had a termination date of April 30, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of $0.3 million associated with severance, retention and other termination benefits and, by March 31, 2005, had completed the plan and paid $0.3 million in severance and retention.  In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

During 2003, we had two additional workforce reductions related to our business consulting arm and one of our North America branches, which included a headcount reduction of 25 and 50 employees, respectively.  As a result of these workforce reductions, we recorded a total restructuring charge of $1.3 million in 2003, consisting of retention and severance costs. In accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” we accrued for these costs beginning at the time of an employee’s notification through the termination date. We completed all of the terminations and cash expenditures related to the reductions in force for our business consulting arm and one of our North America branches, respectively in

2004. Cash expenditures in the first quarter ended March 31, 2004 related to the 2003 severance and retention restructuring accruals was $0.2 million.  No further costs are anticipated related to these restructurings.

In the Fourth Quarter of 2002 we recorded a restructuring charge under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” of $3.2 million related to a workforce reduction of approximately 229 employees.  In 2002, we also had a change in estimate of $0.3 million in connection with workforce reductions, which resulted in a net workforce restructuring charge of $2.9 million. As of January 1, 2004, we had a remaining balance of approximately $24,000 related to the 2002 workforce reduction, of which $17,000 was paid in the first quarter ended March 31, 2004 and the remainder was paid in the second quarter ended June 30, 2004. No further payments related to the 2002 workforce reduction will be paid.

Branch office closures

During December 2004, in accordance with SFAS 146, we accrued $2.3 million for a restructuring of one of our real estate locations that we vacated. Additionally, during the Fourth Quarter of 2004, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over accrued by $2.4 million, as a result of negotiating early lease terminations or obtaining a subtenant.  The net impact of these actions resulted in a net expense reduction to the restructuring charge of $0.1 million in the Fourth Quarter of 2004 in our consolidated statement of income. Cash expenditures for the three months ended March 31, 2005 related to the 2004 property restructurings totaled $0.1 million.

In connection with the Fast Track acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we recorded a restructuring liability of $0.4 million related to the lease obligation and certain other costs for one facility. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  As of March 31, 2005, $0.4 million had been paid and the restructuring plan was complete.

In connection with the Nims acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we recorded an initial restructuring liability of $1.4 million related to the lease obligation and certain other costs for eight facilities. During the Fourth Quarter of 2004, we determined that our original estimate for Nims-related lease obligations was too high and reduced the accrual by $0.1 million.  In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  Cash expenditures for the three months ended March 31, 2005 related to all Nims-related branch office closings totaled $0.1 million, which is net of approximately $28,000 of sublease payments received.  As of March 31, 2005, the remaining reserve balance was $0.7 million.

During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit.  Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over-accrued by $1.0 million, as a result of negotiating early lease terminations or obtaining a subtenant.  In prior years, in accordance with EITF Issue No. 94-3, we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success.  Cash expenditures for the period ended March 31, 2005 for all branch office closings relating to restructuring charges in 2003 and prior years were $0.9 million, which is net of approximately $0.3 million of sublease payments received.

As part of our acquisitions of Metro Information Services, Inc. (“Metro”) on November 30, 2001 and SignalTree Solutions (“SignalTree”) on March 15, 2002, we entered into a plan to exit certain activities and to consolidate facilities and recorded restructuring liabilities.  Included in the total of $0.9 million branch office cash expenditures were cash payments of $25,000 and $80,000, net of sublease income, for the lease obligations and other expenses associated with the restructured locations assumed with the Metro and SignalTree acquisitions, respectively.  As of March 31, 2005, we have a remaining lease obligation liability of approximately $0.5 million and $0.9 million for Metro and SignalTree, respectively.

The activity for the three months ended March 31, 2005 associated with restructuring charges is as follows (in thousands, except per share data):

	January 1, 2005 Balance	Cash Expenditures	Acquisition Related Charges in Fiscal 2005	March 31, 2005 Balance
Branch office closures and other expenditures
1999	$18	$—	$—	$18
2000	4	(4)	—	—
2001	560	(108)	—	452
2002	4,280	(530)	—	3,750
2003	232	(150)	—	82
2004	3,492	(574)	—	2,918
2005	—	—	—	—
	8,586	(1,366)	—	7,220
2002 Workforce reduction	—	—	—	—
2003 Workforce reduction	—	—	—	—
2004 Workforce reduction	91	(70)	—	21
2005 Workforce reduction	—	—	980	980
Total Restructuring Balance	$8,677	$(1,436)	$980	$8,221

The restructuring balance is included in current accrued restructuring and accrued long-term restructuring costs in the accompanying condensed unaudited consolidated balance sheets.

Note 8.       Convertible Subordinated Debentures

In June 2003, we issued in a private placement $150.0 million principal amount of 2.0% Convertible Subordinated Debentures due 2013 (“Debentures”). The Debentures are unsecured and subordinated in right of payment to all of our senior indebtedness. The Debentures accrue regular interest at a rate of 2.0% per year. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Beginning with the six-month interest period commencing June 15, 2008, we will pay additional contingent interest during any six-month interest period if the trading price of the Debentures for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the Debentures. During any interest period when contingent interest is payable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.35% calculated on the average trading price of $1,000 principal amount of Debentures during the five trading days immediately preceding the first day of the applicable six-month interest period and will be payable in arrears.

On or after June 15, 2008, we may, by providing at least 30-day notice to the holders, redeem any of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest and unpaid interest, if any, and liquidated damages, if any, to, but excluding, the redemption date.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions.  See Note 2 “Earnings Per Share Data” for further discussion of the Debentures.

Debt issuance costs were approximately $4.4 million and are included in other assets, net, in the accompanying consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. As of March 31, 2005 and December 31, 2004, the unamortized debt issuance costs were approximately $2.8 million and $3.1 million, respectively.

Note 9.       Capital Stock

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

During the three months ended March 31, 2005, a total of 189,188 shares of our common stock were exercised or purchased by participants under our stock option plans, ESPP and UK ESPP.

Note 10.     Related Parties, Commitments, and Contingencies

Related Party Transactions

Our principal executive office is located at 100 City Square in Boston, Massachusetts (the “New Facility”). In October 2001, we entered into a lease with Gateway Developers LLC (“Gateway LLC”) for a term of 12 years, pursuant to which we agreed to lease approximately 95,000 square feet of office and development space in the New Facility. We lease approximately 57% of the New Facility and the remaining 43% is, or will be, occupied by other tenants. John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of our Board of Directors, and his immediate family members.

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

We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in the three months ended March 31, 2005 were approximately $0.9 million.

In view of these related party transactions, we concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” A liability in the same amount was included in the caption “Accrued long-term building costs” in the accompanying unaudited condensed consolidated balance sheets. For purposes of the unaudited condensed consolidated statements of cash flows, we characterized this treatment as a non-cash financing activity.

As a result of the completion of the construction phase and our current occupancy, the related capitalized costs are now classified as “Building” and are included in property and equipment, net, in the accompanying unaudited condensed consolidated balance sheets. A liability for the same amount appears as accrued expenses and other liabilities and accrued long-term building costs, representing our short and long-term components. The costs of the building are being amortized on a straight-line basis over a 39-year useful life. Additionally, the obligation will be reduced over the life of the lease at an interest rate of 8.67%. The net effect of the amortization that is included in the operating results approximates the rent expense resulting from the contractual payments we are required to make under the lease.

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

As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In the three months ended March 31, 2005, we paid approximately $0.3 million in lease payments and as of March 31, 2005 we had a remaining reserve balance of $1.5 million.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46(R) (“FIN 46(R)”) in December 2003, which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity’s residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests.

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

In July 2003, our Audit Committee approved a related party transaction involving a member of our Board of Directors. We sub-contracted with ArcStream Solutions, Inc. (“ArcStream”) to develop and assist in the implementation of a wireless electronic application at two customer sites. In accordance with this transaction, we agreed to pay ArcStream a royalty fee for potential future installations during the seven-year license period. John F. Keane, Jr., a member of our Board of Directors, is Chief Executive Officer, a director, and founder of ArcStream. John F. Keane, Jr. is the son of John F. Keane, Sr., Chairman of our Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer and a director. Effective June 21, 2004, our Audit Committee approved the termination of our agreement with ArcStream and a payment of $150,000 by us to ArcStream in exchange for a release of all parties from any further performance or payment obligations under the original agreement. The termination was for convenience and was not related to ArcStream’s performance under the agreement. During the three months ended March 31, 2005, we did not make any payments to ArcStream.  See Note 12 “Subsequent Events” for a discussion of our acquisition of certain assets and assumption of specified liabilities of ArcStream.

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

In February 2003, we entered into a $50.0 million unsecured revolving credit facility (“credit facility”) with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of March 31, 2005, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank’s base rate or the Euro currency reserve rate.

During the Third Quarter of 2002, in connection with an acquisition of a business complementary to our own, we recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During the three months ended March 31, 2005, we recognized revenue of approximately $0.2 in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $0.1 million. As of March 31, 2005, the remaining deferred revenue and note payable balances were each $0.5 million.  The note had a one-year term with a one-year extension expiring on September 25, 2004. Effective September 25, 2004, the term of the contingent service credits was extended one year through September 25, 2005.

We are involved in litigation and various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

Note 11.     Segment Information

Based on qualitative and quantitative criteria established by SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” we operate within one reportable segment: Professional Services.  In this segment, we offer an integrated mix of end-to-end business solutions, such as Application and Business Process Outsourcing (“Outsourcing”), Development & Integration and staff augmentation (“Other IT”) services.

In accordance with the enterprise wide disclosure requirements of SFAS 131, our geographic information is as follows (in thousands):

	Three Months Ended March 31,		At March 31,	At December
	2005	2004	2005	31, 2004
	Revenues	Revenues	Property & Equipment	Property & Equipment

Domestic	$218,273	$205,215	$63,334	$64,173
International	13,931	10,609	13,175	12,588
Total	$232,204	$215,824	$76,509	$76,761

No single customer provides revenues that equal or exceed 10 percent of our consolidated revenues.

Note 12.     Subsequent Events

On April 1, 2005, we increased our equity position in Keane Worldzen to approximately 81% with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of an outstanding loan to equity. The additional capital contribution will be accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. As a result of the additional capital contribution, we will continue to consolidate the results of Keane Worldzen, but will also consolidate their results for tax purposes starting on April 1, 2005.  Upon our additional capital contribution, the minority interest shareholders own approximately 19% of the issued and outstanding capital stock.

On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream for a base purchase price of zero ($0.00) dollars, subject to a working capital adjustment, and additional consideration based on the performance of the ArcStream business during the remainder of 2005. As a stockholder of ArcStream, John Keane, Jr. will be entitled to a portion of any additional consideration. John Keane, Jr. is the founder, President and Chief Executive Officer of ArcStream.  He is also the brother of Brian Keane, the CEO of the Company, the son of John Keane, Sr., the Chairman of the Board, and a member of Keane’s Board of Directors.  In addition, in connection with the transaction, John Keane, Jr., agreed to guarantee certain indemnification obligations of ArcStream and the Company agreed to pay John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. The transaction was approved by both the Audit Committee and the Board of Directors of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement.  For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would” and similar expressions may be forward-looking statements.  We caution investors not to place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth below under the caption “Certain Factors That May Affect Future Results.”  These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

Components of Revenues

We seek to help clients improve their business and information technology (“IT”) effectiveness. We classify our service offerings into the following three categories: Outsourcing, Development & Integration, and Other IT Services.

Outsourcing:    Our outsourcing services include Application and Business Process Outsourcing, as well as ongoing maintenance related to Development & Integration work for our Healthcare Solutions Division. Our Application Outsourcing services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. Under our Application Outsourcing service offering, we assume responsibility for managing a client’s business applications with the goal of instituting operational efficiencies that enhance flexibility, free up client personnel resources, and achieve higher user satisfaction. We enter into large, long-term contracts for the provision of Application Outsourcing services, which generally do not require any capital outlay by us. These contracts usually span three to five years with the ability to renew. We typically receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. However, because our customers typically have the ability to reduce services under their contracts, our monthly fees may be reduced from the stated contract amounts.

Through our global delivery model we can offer customers the flexibility and economic advantage of allocating work among a variety of delivery options. These include onsite at a client’s facility, nearshore in Halifax, Nova Scotia, and Toronto, Ontario, and offshore at one of our four development centers in India. In 2004, we extended our global network of Advanced Development Centers with the opening of new facilities in Toronto, Ontario and Hyderabad, India. This integrated, flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new Application Outsourcing engagements. The distribution of work across multiple locations is typically based on a client’s cost, technology, and risk management requirements. Our successful track record in absorbing the local staff of our clients is particularly attractive to many prospective clients.

Our Business Process Outsourcing (“BPO”) services are provided by our majority owned subsidiary, Keane Worldzen, Inc. (“Keane Worldzen”), which we acquired on October 17, 2003. Keane Worldzen specializes in providing BPO services to clients with complex processes in the financial services, insurance, and healthcare industries, and to clients with back-office processes in several industries. Keane Worldzen’s BPO services are designed to reduce the cost and increase the efficiency of our clients’ business transactions, enabling companies to focus on their more profitable activities and avoid the distraction of non-core back-office processes. Keane Worldzen provides these low-cost, high-value outsourcing services from operations in both the United States (“U.S.”) and India.

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

There is a great deal of competition in the provision of Outsourcing services. We believe our evolving go-to-market strategy, where we seek to provide high value, repeatable business solutions to our clients, differentiates us from our competitors.  We offer solutions that combine various Keane services and capabilities in response to a specific industry or client need.  These vertically-focused solution sets may include application services, business process outsourcing, an underlying technology platform or intellectual property, and global delivery.  The solution sets that we offer to our clients may be comprised of five major elements.

•              First, they are vertically driven in that they are value propositions designed to address specific needs, challenges, or opportunities within an industry.

•              Second, they may include Application services, either in the form of applications development & integration, or application outsourcing.

•              Third, these solutions may also involve a business process component, including process reengineering and business process outsourcing.

•              Fourth, we seek to leverage a technology platform, either provided by a third party or proprietary to Keane, as well as Keane intellectual capital, as a foundation for our solutions.

•              And finally, these solution sets frequently incorporate our global delivery capabilities.

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

We evaluate our improvement in profitability by comparing gross margins, and selling, general, and administrative (“SG&A”) expenses as a percentage of revenues. Other key metrics that we use to manage and evaluate the performance of our business include new contract bookings, the number of billable personnel, and utilization rates. We calculate utilization rates by dividing the total billable hours per consultant by the total hours available, including sick, holiday, and vacation, from the consultant.

EMPLOYEES

As of March 31, 2005, we had 8,573 total employees, including 7,236 business and technical professionals whose services are billable to clients. This includes a base of 1,779 employees in India, including our Keane Worldzen operations. We sometimes supplement our technical staff by utilizing subcontractors, which as of March 31, 2005, consisted of 538 full-time professionals.

NEW CONTRACT BOOKINGS

New contract bookings for the three months ended March 31, 2005 were $268.1 million, a decrease of $141.6 million, or 34.6%, over new contract bookings of $409.7 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, Outsourcing bookings decreased 55.6% to $119.0 million, Development & Integration bookings increased 16.5% to $44.2 million, and Other IT bookings increased 1.1% to $104.9 million compared to the same period in 2004. New contract bookings for the three months ended March 31, 2004 included the impact of a $137.0 million ten-year contract.

New contract bookings for the three months ended March 31, 2005 increased $66.3 million, or 32.8%, over new contract bookings of $201.9 million for the three months ended December 31, 2004.  For the three months ended March 31, 2005, Outsourcing bookings increased $21.2 million, or 21.7%, Development & Integration bookings increased $30.0 million, or 211.5%, and Other IT bookings increased $15.1 million, or 16.8%, compared to the three months ended December 31, 2004.

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

CONSOLIDATED RESULTS OF OPERATIONS

2005 Compared to 2004

	REVENUES (Dollars in thousands)
	Three Months Ended March 31,				Increase (Decrease)
	2005	%	2004	%	$	%

Outsourcing	$122,584	53	$105,253	49	$17,331	16.5
Development & Integration	41,757	18	41,899	19	(142)	(0.3)
Other IT Services	67,863	29	68,672	32	(809)	(1.2)

Total	$232,204	100%	$215,824	100%	$16,380	7.6

Revenues

Revenues for the First Quarter ended March 31, 2005 were $232.2 million compared to revenues of $229.2 million for the Fourth Quarter ended December 31, 2004. The sequential increase in revenues was due to higher revenues from a few of our large customers as well as revenues associated with new customers. Revenues for the First Quarter ended March 31, 2005 increased $16.4 million, or 7.6%, compared to the First Quarter ended March 31, 2004 due partly to the full quarter revenues from Nims Associates, Inc. (“Nims”), an IT and consulting services company, which we acquired on February 27, 2004 and revenues generated from new customers.  The operating results of Nims were included in our condensed consolidated financial statements beginning March 1, 2004. The increases in revenues for the First Quarter ended March 31, 2005 are also due to approximately $1.3 million of revenues associated with the acquisition of netNumina Solutions, Inc. (“netNumina”), a software development company based in Cambridge, Massachusetts.  We acquired netNumina on February 28, 2005, and included its results of operations beginning March 1, 2005. In addition, we completed the acquisition of Fast Track Holdings Limited (“Fast Track”), a privately held consulting firm based in the United Kingdom (“UK”) that manages the design, integration, and rapid deployment of large-scale SAP implementation, on July 13, 2004 and included their results of operations beginning July 14, 2004.   In addition, during the Fourth Quarter of 2004, a large UK client and another large US client notified us that they would be reducing their purchasing requirements. We expect the reduction of purchasing requirements from the UK client will reduce our total annual revenues by approximately $10.0 million to $14.0 million in 2005. We expect the reduction of purchasing requirements from the other large US customer will reduce our total annual revenues by approximately $6.0 million to $7.0 million in 2005.  During the First Quarter ended March 31, 2005, this US customer also notified us that Keane and other current vendor resources will be included in a proposal process for both current and future business.

Outsourcing.  Outsourcing service revenues for the First Quarter ended March 31, 2005 were $122.6 million, an increase of $3.1 million, or 2.6%, compared to the Fourth Quarter ended December 31, 2004. The sequential increase was primarily due to revenues from a new customer and netNumina, which more than offset the decrease from the large UK client.  Outsourcing service revenues for the First Quarter ended March 31, 2005 increased $17.3 million, or 16.5%, over the same period in 2004. The increase in Outsourcing service revenues was partly due to revenues generated by Nims, which contributed approximately $11.8 million in Applications Outsourcing revenues in the First Quarter ended March 31, 2005 compared to $3.0 million in the First Quarter ended March 31, 2004.  The increase in Outsourcing revenues also reflects higher revenues associated with existing and new customers, which more than offsets the decrease from the large UK client and approximately $4.6 million of revenue associated with a customer who terminated its contract with Keane in the Third Quarter of 2004.

PacifiCare, one of our largest clients, has reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the contract value. We have provided services at or above the baseline levels set forth in the contract.  In accordance with the contract terms, PacifiCare engaged an independent third party to conduct a benchmark study to compare our billing rates with those of comparable companies on comparable engagements. The independent third party issued a report stating that Keane’s rates are higher than the rate identified in the benchmark study. While we do not necessarily agree with the results of the benchmark study, we entered into discussions with PacifiCare and we have agreed to adjust the rates going forward.  Consequently, we expect a reduction in revenues of approximately $5.0 million to $6.0 million in the last nine months of 2005.

Development & Integration.  Development & Integration service revenues for First Quarter ended March 31, 2005 were $41.8 million, a decrease of $2.6 million, or 5.9%, compared to the Fourth Quarter ended December 31, 2004. The sequential decrease was primarily due to decreases from the large UK client and US client discussed above, but was slightly offset by revenues associated with netNumina. Development & Integration service revenues for the First Quarter ended March 31, 2005 decreased  $0.1 million, or 0.3%, over the same period in 2004.

Other IT Services.  Other IT Services revenues for the First Quarter ended March 31, 2005 were $67.9 million, an increase of $2.6 million, or 3.9%, compared to the Fourth Quarter ended December 31, 2004.  Other IT Services revenues for the First Quarter ended March 31, 2005 decreased $0.8 million, or 1.2%, over the same period in 2004. The sequential increase was primarily due to revenues from existing and new customers.

The following table summarizes certain line items from our condensed consolidated statements of income (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	$	%

Revenues	$232,204	$215,824	16,380	7.6
Salaries, wages, and other direct costs	162,193	149,990	12,203	8.1
Gross margin	$70,011	$65,834	4,177	6.3
Gross margin%	30.2%	30.5%

Salaries, wages, and other direct costs

Salaries, wages, and other direct costs for the First Quarter ended March 31, 2005 were $162.2 million, an increase of $2.9 million compared to $159.3 million in the Fourth Quarter ended December 31, 2004.  Salaries, wages, and other direct costs for the First Quarter ended March 31, 2005 increased $12.2 million, or 8.1%, over the same period in 2004. These increases were primarily attributable to costs of client service personnel to support the increased service revenues, as well as an increase in direct costs in support of the revenues generated by Nims business. Salaries, wages, and other direct costs were 69.8% of total revenues for the First Quarter ended March 31, 2005 compared to 69.5% of total revenues for the same period in 2004.

Total billable employees for all operations were 7,236 as of March 31, 2005, compared to 7,235 as of December 31, 2004 and 6,971 total billable employees as of March 31, 2004. This includes 1,491 billable employees in India, which includes Keane Worldzen, and represents an increase of 37 employees, or 2.6%, over the Fourth Quarter ended December 31, 2004 and an increase of 182 employees, or 17.6%, over the First Quarter ended March 31, 2004.  We added our India operation in March 2002 with our acquisition of SignalTree Solutions and we acquired our controlling interest in Keane Worldzen in October 2003. In addition to these employees, we occasionally use subcontract personnel to augment our billable staff, which represented 538 full-time professionals as of March 31, 2005. Overall utilization rates for all three periods remained stable as we increased the number of billable employees.

Gross margin

Our management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin for the First Quarter ended March 31, 2005 increased $4.2 million, or 6.3%, over the same period in 2004.  Gross margin as a percentage of revenues for the First Quarter ended March 31, 2005 was 30.2% compared to 30.5% for the same period in 2004 and 30.5% for the Fourth Quarter ended December 31, 2004. We believe that the relatively constant gross margin percentage is indicative of a more stable environment for IT services, firmer utilization rates, as well as the benefit of our global sourcing capabilities. The lower labor cost associated with the increased use of offshore resources at our India facilities helped reduce the impact of lower pricing of our services on gross margin. We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

	Three Months Ended March 31,		Increase
	2005	2004	$	%

Selling, general, and administrative expenses (SG&A)	$54,172	$53,217	$955	1.8

SG&A as a % of revenue	23.3%	24.7%

SG&A expenses include salaries for our corporate and branch administrative employees, sales and marketing expenses, as well as the cost of our administrative facilities, including related depreciation expense. SG&A expenses for the First Quarter ended March 31, 2005 increased $1.0 million, or 1.8%, over the same period in 2004. The increase in SG&A expenses for the first three months of 2005 was due in part to a full quarter of additional expenses associated with Nims and higher recruiting costs associated with the growth of our operations.  SG&A expenses for the three months ended March 31, 2005 were 23.3% of total revenues, as compared to 24.7% of total revenues for the same period in 2004. The decrease in SG&A expenses as a percentage of revenue in the First Quarter ended March 31, 2005 was primarily due to SG&A expenses increasing proportionally less than increasing revenues.

Amortization of intangible assets

Amortization of intangible assets for the First Quarter ended March 31, 2005 was $4.1 million, an increase of $0.2 million, or 4.0%, over the same period in 2004.  The increase in amortization of intangible assets for the first three months of 2005 was primarily due to the additional intangible assets resulting from the acquisitions of Nims and Fast Track during in the First Quarter ended March 31, 2004 and Second Quarter ended June 30, 2004, respectively.

Interest and dividend income

Interest and dividend income for the First Quarter ended March 31, 2005 was $1.1 million and unchanged compared to the same period in 2004. The relatively constant interest and dividend income was due to the relatively same average cash balances and marketable securities for the First Quarter ended March 31, 2005 and 2004. To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

Interest expense for the First Quarter ended March 31, 2005 was $1.4 million and unchanged compared to the same period in 2004. Interest expense was unchanged since our Debentures were outstanding for the entire three months in both the First Quarter ended March 31, 2005 and 2004. We also record interest expense on the accrued building costs associated with our corporate facility as explained in Note 10 “Related Parties, Commitments, and Contingencies” in the notes to the accompanying unaudited condensed consolidated financial statements.

Other (expense) income, net

Other expense, net was $16,000 for the First Quarter ended March 31, 2005 compared to other income, net of $0.1 million for the same period in 2004.  The decrease during the first three months of 2005 was due to a reserve adjustment of approximately $0.2 million related to a non-trade receivable.

Minority Interest

Minority interest income for the First Quarter ended March 31, 2005 was $0.7 million, a decrease of $0.1 million, or 10.3%, compared to the same period in 2004. The amount in minority interest income represents the loss attributable to minority shareholders of Keane Worldzen for the period presented.  We completed our acquisition of a controlling interest in Keane Worldzen in the Fourth Quarter for 2003 and as a result, consolidate the results of Keane Worldzen. Our initial investment resulted in an equity position of approximately 62% of the issued and outstanding capital stock of Keane Worldzen. Consistent with the right to increase our ownership position over time, we increased our equity position to approximately 81% in April 2005 with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of an outstanding loan to equity. As a result of the additional capital contribution, we will continue to consolidate the results of Keane Worldzen.  Upon our additional capital contribution, the minority interest shareholders own approximately 19% of the issued and outstanding capital stock.

Income taxes

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes.  Our effective tax rate was 40.0% for the First Quarters ended March 31, 2005 and 2004.  The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.

Net income

Net income for the First Quarter ended March 31, 2005 was $1.8 million higher compared to the same period in 2004. The increase was due to higher operating income as a result of higher revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”) “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) announced that it would provide for a phased-in implementation process for SFAS 123(R). Specifically, the SEC will require public companies that are not small business issuers as defined in SEC Regulation S-B to adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005.  Therefore, we are required to adopt SFAS 123(R) on January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date and a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method we will use in adopting SFAS 123(R). As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations. We are evaluating SFAS 123(R) and have not yet determined the impact in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition (in thousands)

Three Months Ended March 31,	2005	2004
Cash Flows Provided By (Used for)
Operating activities	$9,129	$(744)
Investing activities	2,365	(3,565)
Financing activities	1,954	(4,171)
Effect of exchange rate on cash	33	127
Increase (Decrease) in Cash and Cash Equivalents	$13,481	$(8,353)

We have historically financed our operations with cash generated from operations. In addition, in 2003, we raised $150.0 million in proceeds for the issuance of our debentures. We use the net cash generated from these sources to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At March 31, 2005, we had $208.0 million in cash and cash equivalents and marketable securities. We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows provided by (used for) operating activities

Net cash provided by operating activities totaled $9.1 million for First Quarter ended March 31, 2005 compared to net cash used for operating activities of $0.7 million for the First Quarter ended March 31, 2004.  The increase in net cash provided by operating activities was driven by the higher accounts receivable collection and the timing of cash payments. Days Sales Outstanding (“DSO”), an indicator of the effectiveness of our accounts receivable collections, was 52 days as of March 31, 2005, unchanged compared to December 31, 2004 and March 31, 2004. We calculate DSO using the trailing three months total revenue divided by the number of days in the quarter to determine daily revenue.  The average accounts receivable balance for the three-month period is then divided by daily revenue. Partially offsetting the increase in accounts receivable was an increase in accrued liabilities.

Cash flows used for investing activities

Net cash provided by investing activities in First Quarter ended March 31, 2005 was $2.4 million compared to net cash used for investing activities of $3.6 million for the First Quarter ended March 31, 2004.

During the First Quarter ended March 31, 2005, we purchased $13.9 million and sold $16.6 million in marketable securities, generating a net source of cash of $2.8 million, compared to purchases of $20.6 million and sales of $38.8 million in the First Quarter ended March 31, 2004. In addition, we invested $4.8 million and $4.2 million in property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications as of March 31, 2005 and 2004, respectively. On February 28, 2005, we acquired netNumina. In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million including $0.6 million held back and acquired $4.6 million in cash.  As of March 31, 2005, we had not paid the $5.7 million since all of the acquired stock certificates had not been surrendered for cancellation, however the $5.7 million was accrued and included in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet. As of April 15, 2005, we had paid $4.7 million of the $5.1 million not held back based on the stock certificates received.  We expect to pay the remaining $0.4 million not held back in May 2005.

On February 27, 2004, we acquired Nims. In exchange for all of the outstanding capital stock of Nims, we paid $18.2 million in cash, including transaction costs and net of cash acquired. The purchase price for Nims may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets.  The first earn-out was achieved as of March 31, 2005 and as a result, we paid the related $3.3 million in earn-out consideration in April 2005.  The $3.3 million was accrued and included in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2005.

Cash flows provided by (used for) financing activities

Net cash flows provided by financing activities was $2.0 million for the First Quarter ended March 31, 2005, compared to net cash used for financing activities of $4.2 million for the First Quarter ended March 31, 2004.  Net cash provided by financing activities for the First Quarter ended March 31, 2005 were from the issuance of stock associated with our employee stock purchase plan and stock option plans. Net cash flows used for financing activities for the First Quarter ended March 31, 2004 were primarily for the repurchase of our common stock. The following is a summary of our repurchase activity for the First Quarter ended March 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	Shares	Amount	Shares	Amount

Prior year authorizations at January 1,	2,871,600		3,181,200
Authorizations	—		—
Repurchases	—	—	(456,000)	$6,755
Shares remaining as of March 31,	2,871,600		2,725,200

These share repurchases more than offset the shares issued under our various stock ownership programs. Under these stock ownership programs, we issued 189,188 shares and 256,264 shares and received proceeds of $2.0 million and $2.7 million for the First Quarter ended March 31, 2005 and 2004, respectively. Between May 1999 and March 31, 2005, we have invested approximately $259.8 million to repurchase approximately 20.6 million shares of our common stock under ten separate authorizations.

In February 2003, we entered into a $50.0 million unsecured revolving credit facility (“credit facility”) with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of March 31, 2005, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of our Debentures. Borrowings bear interest at one of the bank’s base rate or the Euro currency reserve rate. Based on our current operating plan, we believe that our cash and cash equivalents on hand, marketable securities, cash flows from operations, and our line of credit will be sufficient to meet our current capital requirements for at least the next 12 months.

Increase (Decrease) in Cash and Cash Equivalents

Our cash and cash equivalents totaled $81.0 million and $48.4 million at March 31, 2005, and 2004, respectively.

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

The termination of a contract by a significant client could reduce our revenue and profitability or adversely affect our financial condition.    Our five largest clients, excluding the U.S. Federal government, accounted for approximately 18.9% of our revenue in the First Quarter ended March 31, 2005, although no individual client accounted for more than 6.0% of our total revenue. The various agencies of the U.S. Federal government represent our largest client, accounting for approximately 9.5% of total revenue in First Quarter ended March 31, 2005. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty. In addition, contracts with the U.S. Federal government contain provisions and are subject to laws and regulations that provide the U.S. Federal government with rights and remedies not typically found in commercial contracts. Among other things, the U.S. Federal government, as well as other public sector clients, may terminate contracts with short notice, for convenience and may cancel multi-year contracts if funds become unavailable. When contracts are terminated, our revenue may decline and if we are unable to eliminate associated costs in a timely manner, our profitability may decline. In the First Quarter ended March 31, 2005, approximately 18.4% of our revenue was from public sector clients, including U.S. Federal, state, and local governments and agencies. Often government spending programs are dependent upon the budgetary capability to support such programs. Many government budgets have been adversely impacted by the economic slowdown. Most states must operate under a balanced budget. As a result of such budget and deficit considerations, our existing and future revenues and profitability could be adversely affected by reduced government IT spending.

Unfavorable government audits could require us to refund payments we have received, to forego anticipated revenue, and could subject us to penalties and sanctions.    The government agencies we contract with generally have the authority to audit and review our contracts with them. As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. If the audit agency determines that we have improperly received reimbursement, we would be required to refund any such amount. If a government audit uncovers improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any such unfavorable determination could adversely impact our ability to bid for new work.

We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.    In recent years, we have grown significantly through acquisitions. From January 1, 1999 through April 15, 2005, we completed 15 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $422.6 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

We have recorded a significant amount of goodwill and other intangible assets resulting from our acquisitions. We review our goodwill and identifiable assets for impairment in accordance with SFAS 142 and SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, respectively.  If the estimated future cash flows of the reporting units related to the underlying assets are not sufficient to support the carrying value of the associated underlying assets, we may be required to record impairment charges related to goodwill and other intangible assets. Any material loss resulting from an impairment charge could have a material adverse effect on our results of operations. As of March 31, 2005, our goodwill totaled $309.6 million, customer lists totaled $50.0 million and other intangibles assets totaled $8.8 million.

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

We conduct business in the UK, Canada, and India, which exposes us to a number of difficulties inherent in international activities.    As a result of our acquisition of a controlling interest in Keane Worldzen in October 2003 and the acquisition of SignalTree Solutions in March 2002, we now have four software development facilities in India. As of March 31, 2005, we had approximately 1,506 technical professionals in the region, including Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

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

We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures.    Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of March 31, 2005, we had approximately $190.6 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk, sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts.

Interest Rate Risk

We invest primarily in U.S. government obligations as well as tax-exempt municipal bonds and corporate bonds. As a result, our primary market risk exposure is that of interest rate risk to our investments, which would affect the carrying value of those investments. During 2004, the United States Federal Reserve Board began increasing benchmark interest rates and at the March 2005 meeting of the Federal Open Market Committee increased rates for the seventh time, a total of 175 basis points, since June 30, 2004. A significant increase in interest rates would increase the rate of return on our cash and cash equivalents, but would have a negative impact on the carrying value of our marketable securities. Our interest income would change by approximately $0.7 million for the three months ended March 31, 2005 and approximately $0.8 million for the three months ended March 31, 2004 for each 100 basis point increase or decrease in interest rates. The fair value of our investment portfolio at March 31, 2005 would decrease by approximately $1.6 million for a 100 basis point increase in rates and increase $1.5 million for a 100 basis point decrease in rates. The fair value of our investment portfolio at December 31, 2004 would change by approximately $1.8 million for each 100 basis point increase or decrease in rates.

Changes in market rates and the related impact on the fair value of our investments would not generally affect net income as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. However, when the investments are sold, the unrealized losses are recorded as realized losses and included in net income in the accompanying consolidated statements of income. As of March 31, 2005, we had a net unrealized loss of approximately $1.6 million, which represents an increase of $0.8 million from December 31, 2004.

Foreign Currency Risk

We transact business in the UK, Canada, and India and as such have exposure associated with movement in foreign currency exchange rates. For the three months ended March 31, 2005 compared to the same period in 2004, the fluctuation in foreign currency exchange rates negatively impacted operating income by approximately $0.8 million. Relative to the foreign currency exposures existing at March 31, 2005, a 10% unfavorable movement would have resulted in an additional $1.5 million reduction of operating income for the three months ended March 31, 2005. Net revenues derived from our foreign operations totaled approximately 6% of our total revenues for the three months ended March 31, 2005 and totaled approximately 5% of our total revenues for the three months ended March 31, 2004.

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Keane maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the specified time periods. Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Since 2003, we have been in the process of implementing a PeopleSoft Enterprise Resource Planning (“ERP”) system for the majority of our processes and operations. We currently plan to implement the following PeopleSoft modules: Resource Management, General Ledger, Accounts Payable, Expense and Time Reporting, Accounts Receivable, Contracts Management, Project Accounting, Billing and Enterprise Planning Management. The implementation of the ERP system is being phased in over time throughout Keane and we currently plan to complete the implementation for the majority of our processes and operations in 2005. During 2004, we implemented the General Ledger, Accounts Receivable, Resource Management, Accounts Payable, Expense Reporting, and Enterprise Planning Management modules for the majority of our operations. The second phase of the implementation, which is planned for 2005, will include Contracts Management, Time Reporting, Project Accounting and Billing. Implementing an ERP system involves significant changes in business processes and extensive organizational training. We believe the phased-in approach we are taking reduces the risks associated with making these changes. In addition, we are taking the necessary steps to monitor and maintain appropriate internal controls during this period.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2005, there have not been any significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Keane, Inc.

Part II.   Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table provides information about purchases by Keane during the three months ended March 31, 2005 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/05-01/31/05	—	$—	—	2,871,600
02/01/05-02/28/05	—	$—	—	2,871,600
03/01/05-03/31/05	—	$—	—	2,871,600
Total:	—	$—	—	2,871,600

(1)   For the three months ended March 31, 2005, we did not repurchase any of our common stock.

(2)   Our Board of Directors approved the repurchase by us of 3.0 million shares of our common stock pursuant to the June 2004 Program. The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. Unless terminated earlier by resolution of our Board of Directors, the June 2004 Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or June 13, 2005.

Item 6.    Exhibits

(a)           Exhibits.

Exhibit 10.1 – Form of 1998 TARSAP award

Exhibit 10.2 – Form of 2001 TARSAP award

Exhibit 10.3 – Form of 1998 Restricted Stock award

Exhibit 10.4 – Form of 2001 Restricted Stock Award

Exhibit 10.5 – Consulting Agreement with John Keane, Jr.

Exhibit 31.1 - Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

Exhibit 31.2 - Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC.
(Registrant)

Date	May 5, 2005	/s/ Brian T. Keane
Brian T. Keane
President and Chief Executive Officer

Date	May 5, 2005	/s/ John J. Leahy
John J. Leahy
Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Form of 1998 TARSAP award

10.2	Form of 2001 TARSAP award

10.3	Form of 1998 Restricted Stock Award

10.4	Form of 2001 Restricted Stock Award

10.5	Consulting Agreement with John Keane, Jr.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.