Form 10-Q
period 2005-06-30
KEANE INC
filed 2005-08-04
CIK 54883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7516

KEANE, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2437166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 City Square, Boston, Massachusetts	02129
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2005, there were 60,947,363 shares of the registrant’s Common Stock, $.10 par value per share, and no shares of the registrant’s Class B Common Stock, $.10 par value per share, issued and outstanding.

Keane, Inc.

Table of Contents

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

Exhibit Index

Part I. Financial Information

Item 1. Financial Statements

Keane, Inc.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)

Revenues	$237,818	$231,712	$470,022	$447,536

Operating expenses
Salaries, wages, and other direct costs	166,461	161,710	328,654	311,700
Selling, general, and administrative expenses	56,304	52,665	110,476	105,882
Amortization of intangible assets	3,860	4,035	7,930	7,948
Operating income	11,193	13,302	22,962	22,006

Other income (expense)
Interest and dividend income	1,128	875	2,233	1,930
Interest expense	(1,406)	(1,400)	(2,822)	(2,838)
Other (expense) income, net	(174)	166	(190)	291
Minority interest	190	509	873	1,270
Income before income taxes	10,931	13,452	23,056	22,659
Provision for income taxes	3,888	5,381	8,738	9,064
Net income	$7,043	$8,071	$14,318	$13,595
Basic earnings per share	$0.11	$0.13	$0.23	$0.22

Diluted earnings per share	$0.11	$0.12	$0.22	$0.20

Basic weighted average common shares outstanding	61,675	62,746	61,932	63,221
Diluted weighted average common shares and common share equivalents outstanding	70,492	71,896	70,776	72,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(In thousands)

Assets
Current:
Cash and cash equivalents	$59,673	$67,488
Restricted cash	1,829	986
Marketable securities	120,292	130,678
Accounts receivable, net	142,128	126,467
Prepaid expenses and deferred taxes	22,575	16,515
Total current assets	346,497	342,134

Property and equipment, net	75,909	76,761
Goodwill	311,431	305,965
Customer lists, net	47,052	53,040
Other intangible assets, net	7,915	9,904
Other assets, net	15,193	16,390
Total assets	$803,997	$804,194

Liabilities
Current:
Short-term debt	$423	$892
Accounts payable	6,258	9,511
Accrued restructuring	3,499	3,513
Unearned income	9,462	9,376
Accrued compensation	36,537	39,763
Accrued expenses and other liabilities	44,737	39,269
Total current liabilities	100,916	102,324

Long-term debt	150,091	150,017
Accrued long-term building costs	39,280	39,545
Accrued long-term restructuring	3,551	5,164
Other long-term liabilities	14,596	13,491
Deferred income taxes	30,313	25,924
Total liabilities	338,747	336,465

Minority Interest	6,658	6,026

Stockholders’ Equity

Common stock	6,095	6,218
Additional paid-in capital	17,250	33,752
Accumulated other comprehensive loss	(7,679)	(6,657)
Retained earnings	445,364	431,046
Unearned compensation	(2,438)	(2,656)

Stockholders’ equity	458,592	461,703
Total liabilities and stockholders’ equity	$803,997	$804,194

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$14,318	$13,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,200	13,947
Deferred income taxes	5,630	3,593
Provision for doubtful accounts	3,119	3,466
Minority interest	(873)	(1,270)
Loss (gain) on sale of property and equipment	(159)	91
Loss (gain) on sale of investments	134	(186)
Other charges, net	(355)	(2,278)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	(15,338)	(25,948)
(Increase) in prepaid expenses and other assets	(4,455)	(2,048)
(Decrease) increase in accounts payable, accrued expenses, unearned income, and other liabilities	(5,989)	3,219
(Decrease) increase in income taxes payable	(933)	231
Net cash provided by operating activities	9,299	6,412

Cash flows from investing activities:
Purchase of investments	(23,407)	(32,521)
Sale and maturities of investments	33,185	61,118
Purchase of property and equipment	(7,931)	(6,380)
Restricted cash	35	(151)
Proceeds from the sale of property and equipment	773	153
Payments for current year acquisitions, net of cash acquired	(1,270)	(18,039)
Payments for prior years acquisitions, net of cash acquired	(3,122)	(64)
Net cash (used for) provided by investing activities	(1,737)	4,116

Cash flows from financing activities:
Debt issuance costs	—	(42)
Principal payments under capital lease obligations	(161)	(269)
Proceeds from issuance of common stock	2,353	2,932
Repurchase of common stock	(17,563)	(30,096)
Net cash used for financing activities	(15,371)	(27,475)
Effect of exchange rate changes on cash	(6)	24
Net decrease in cash and cash equivalents	(7,815)	(16,923)
Cash and cash equivalents at beginning of period	67,488	56,736
Cash and cash equivalents at end of period	$59,673	$39,813

Supplemental information:
Income taxes paid	$9,725	$5,367
Interest paid	$1,505	$1,546

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.                    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Keane, Inc. and our wholly and majority owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other period.

The balance sheet at December 31, 2004 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  These reclassifications have no effect on previously reported net income or stockholder’s equity.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

Note 2.                    Earnings Per Share Data

The computation of earnings per share for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income used for basic earnings per share	$7,043	$8,071	$14,318	$13,595
Interest expense associated with convertible debentures, including amortization of debt issuance costs	970	970	1,940	1,940

Related tax effect	(345)	(388)	(735)	(776)

Net income used for diluted earnings per share	$7,668	$8,653	$15,523	$14,759

Weighted average number of common shares outstanding used in calculation of basic earnings per share	61,675	62,746	61,932	63,221
Incremental shares from restricted stock, employee stock purchase plan, and the assumed exercise of dilutive stock options	642	975	669	1,077
Incremental shares from assumed conversion of convertible Debentures	8,175	8,175	8,175	8,175
Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	70,492	71,896	70,776	72,473

Earnings per share
Basic	$0.11	$0.13	$0.23	$0.22
Diluted	$0.11	$0.12	$0.22	$0.20

Potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase 1,704,403 and 1,378,836 shares for the three months ended June 30, 2005 and 2004, and

1,702,702 and 1,352,097 shares for the six months ended June 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and, therefore, their effect would have been anti-dilutive.

Our 2.0% Convertible Subordinated Debentures due 2013 (the “Debentures”) are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share. The Debentures become convertible under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003 when, among other circumstances, the closing price per share of our common stock is more than 120% of the conversion price (approximately $22.019 per share) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price per share of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions. Approximately 8.2 million shares of our common stock would be issuable upon the conversion of all of the outstanding Debentures.

We adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” in the Fourth Quarter of 2004.  EITF 04-8 requires that we include contingently convertible debt in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation. EITF 04-8 also requires the restatement of previously reported diluted earnings per share upon adoption. Therefore, the weighted average impact of the 8.2 million shares issuable upon conversion of the Debentures has been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

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

In accordance with APB 25 we use the intrinsic value-based method to account for stock option grants and restricted stock awards. We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant and therefore, do not recognize compensation expense. We also grant restricted stock for a fixed number of shares to employees for nominal consideration. In 2003, in connection with our acquisition of a majority interest in Keane Worldzen, certain employees were granted Keane Worldzen stock options. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” and SFAS No. 141 (“SFAS 141”), “Business Combinations,” these stock options were recorded as unearned compensation at the date of acquisition and vest over the life of the stock option. Compensation expense related to restricted stock awards and the Keane Worldzen stock options is recorded ratably over the restriction and vesting period, respectively, and is included in the selling, general, and administrative expenses in the accompanying consolidated statements of income. Our Employee Stock Purchase Plan (“ESPP”) is non-compensatory as defined in APB 25, and accordingly, we do not recognize compensation expense in our consolidated financial statements.

Had compensation expense for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123 and using the Black-Scholes option-pricing model, we would have recorded additional compensation expense and our net income and earnings per share for the six months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income—as reported (1)	$7,043	$8,071	$14,318	$13,595
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	90	110	175	226
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	(1,127)	(1,126)	(2,184)	(2,183)

Net income—pro forma	$6,006	$7,055	$12,309	$11,638

Earnings per share
Basic—as reported	$0.11	$0.13	$0.23	$0.22
Basic—pro forma	$0.10	$0.11	$0.20	$0.18
Diluted—as reported	$0.11	$0.12	$0.22	$0.20
Diluted—pro forma	$0.09	$0.11	$0.19	$0.18

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

Total comprehensive income (i.e., net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $6.5 million and $13.3 million for the three and six months ended June 30, 2005, respectively, and was $5.7 million and $7.2 million for the three and six months ended June 30, 2004, respectively. See Note 5 “Pension Plan” for a discussion of the minimum pension liability adjustments.

The following table summarizes the components of accumulated other comprehensive loss, net of taxes (dollars

in thousands):

As of	June 30, 2005	December 31, 2004
Foreign currency translation adjustments	$4,870	$4,004
Securities valuation adjustment	(660)	(514)
Minimum pension liability adjustment	(11,889)	(10,147)

Accumulated other comprehensive loss	$(7,679)	$(6,657)

Note 5.                    Pension Plan

Our United Kingdom (“UK”) defined benefit plan (“DBP”) provides pension benefits to employees of our UK subsidiary who were active on August 4, 1999, and not to employees who joined after that date, and are based on the employees’ compensation and service.  Our policy is to fund amounts required by applicable government regulations.  The measurement date for the UK DBP is December 31.

During the First Quarter of 2004, we decided to close our UK DBP to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 (“SFAS 88”),  “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  In 2004, we recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum liability of approximately $6.6 million through Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.  As a result of the availability of more recent measurements of both the plan assets and obligations under the UK DBP, during the Second Quarter of 2005, we recorded an additional required minimum liability of approximately $1.7 million through Accumulated other comprehensive loss.  As of June 30, 2005, the UK pension liability was approximately $14.6 million and is included in Other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

Net periodic pension cost of the UK DBP for the three and six months ended June 30, 2005 and 2004 is presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$15	$—	$30	$233
Interest cost	477	452	973	906
Expected return on plan assets	(439)	(393)	(896)	(788)
Amortization of prior service cost	—	—	—	—
Amortization of transitional obligation	—	—	—	—
Recognized actuarial loss	111	123	227	246
Net periodic pension cost	$164	$182	$334	$597
Curtailment loss/(gain)	—	—	—	183
Net periodic pension expense after allowance for curtailment	$164	$182	$334	$780

Note 6.                    Business Acquisitions

Cresta

On June 1, 2005, we acquired Cresta Testing, Inc. (“Cresta”), a software testing company that specializes in managed services, test strategy and training, and functional and performance testing. In exchange for all of the outstanding capital stock of Cresta, we paid $0.6 million in cash, of which $60,000 was held back to secure indemnification obligations of the Cresta stockholders.  We also agreed to pay up to an additional $0.5 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. The earn-out consideration is also dependent on the employment of a certain Cresta employee, therefore, in accordance with SFAS No. 141 (“SFAS 141”), “Business Combinations,” we will record any additional earn-out consideration as compensation expense.  The $60,000 held back was deposited as restricted cash and accrued and included in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The total cost of the acquisition through June 30, 2005 was $0.6 million, which included net assets acquired of approximately $0.4 million. Total assets acquired of $0.7 million consisted primarily of cash of $0.1 million and accounts receivable of $0.6 million. The purchase price allocation is preliminary as of June 30, 2005. The operating results of Cresta have been included in our condensed consolidated statement of operations beginning June 2, 2005.

ArcStream

On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream Solutions, Inc. (“ArcStream”) for a base purchase price of zero ($0.00) dollars, subject to a working capital adjustment, and an additional earn-out consideration based on the performance of the ArcStream business during the remainder of 2005. ArcStream is a business and technology consulting firm based in Watertown, Massachusetts, that specializes in helping organizations compete through the use of advanced technologies and process improvement.  As a stockholder of ArcStream, John Keane, Jr. will be entitled to a portion of any additional consideration. John Keane, Jr. is the founder, President and Chief Executive Officer of ArcStream.  He is also the brother of Brian Keane, the CEO of the Company, the son of John Keane, Sr., the Chairman of the Board, and a member of Keane’s Board of

Directors.  In addition, in connection with the transaction, John Keane, Jr., agreed to guarantee certain indemnification obligations of ArcStream and the Company paid John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. The transaction was approved by both the Audit Committee and the Board of Directors of the Company.  The operating results of the acquired ArcStream assets have been included in our condensed consolidated statement of operations beginning April 5, 2005.

netNumina Solutions, Inc.

On February 28, 2005, we acquired netNumina Solutions, Inc. (“netNumina”), a software development company based in Cambridge, Massachusetts that specializes in technology strategy, architecture, and custom development, to enhance our capabilities in Development and Integration services.  In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders. As of June 30, 2005, we had paid $4.7 million of the $5.1 million not held back based on the stock certificates surrendered for cancellation. The $0.6 million held back was deposited as restricted cash, and accrued and included with the remaining $0.4 million for netNumina stock certificates to be surrendered in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet.  As of July 19, 2005, we had paid $0.1 million of the remaining $0.4 million not held back. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142.  The total cost of the transaction through June 30, 2005 was $4.8 million, which included net assets of approximately $5.2 million.  Total assets acquired of $7.8 million consisted primarily of cash of $4.6 million and accounts receivable of $2.3 million.  In connection with the purchase price allocation we recorded a $0.4 million fair value adjustment to reduce property and equipment that resulted from an excess book value of the assets acquired over the purchase price and recorded deferred tax assets of $2.0 million.  As a result, we have not recorded any goodwill or intangible assets in connection with this acquisition. The valuation and purchase price allocation are preliminary as of June 30, 2005.  The operating results of netNumina have been included in our unaudited condensed consolidated statements of income beginning March 1, 2005.

At the date of acquisition, we entered into a plan to implement a workforce reduction of eight non-billable employees.  As a result, we recorded a restructuring liability of $1.0 million related to severance.  In accordance with EITF Issue No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Fast Track Holdings Limited

On July 13, 2004, we acquired Fast Track Holdings Limited (“Fast Track”), a privately held consulting firm based in the United Kingdom that manages the design, integration, and deployment of large-scale SAP implementations. In exchange for all of Fast Track’s outstanding capital stock, we paid approximately $3.4 million in cash, including transaction costs.  We also agreed to pay up to an additional approximately $5.0 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. Based on Fast Track’s financial results through June 30, 2005, we do not expect the first earn-out, totaling approximately $2.0 million, will be achieved. The additional payments for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142.  The portion of the purchase price related to the intangible assets has been finalized and was identified utilizing standard valuation procedures and techniques. The total cost of the acquisition through June 30, 2005 was $4.1 million, which included net assets acquired of approximately ($0.2) million, goodwill of approximately $3.1 million and intangible assets of approximately $1.1 million, the majority of which is being amortized on a straight-line basis over two years, and approximates the expected period of benefit. Total assets acquired of  $2.1 million consisted primarily of accounts receivable of $1.9 million. The operating results of Fast Track have been included in our unaudited condensed consolidated statement of operations beginning July 14, 2004.

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

Nims Associates, Inc.

On February 27, 2004, we acquired Nims Associates, Inc. (“Nims”), an information technology and consulting services company with offices in the Midwest and Advanced Development Centers (“ADCs”) in Indianapolis and Dallas, to expand our customer base, primarily in the financial and insurance industries. In exchange for all of Nims’ outstanding capital stock, we paid $18.2 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration will be accounted for as additional purchase price. The first earn-out was achieved as of March 1, 2005 and, as a result, we paid $3.3 million in earn-out consideration in April 2005 and recorded a corresponding increase in Goodwill.  As of June 30, 2005, there is a remaining $11.7 million in earn-out consideration that could be achieved over the next two years.  The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The total cost of the acquisition through June 30, 2005 was $26.1 million, which includes net assets acquired of approximately $5.4 million, goodwill of approximately $13.7 million and intangible assets of $7.0 million. The intangible assets are primarily amortized on a straight-line basis over 10 years, which approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The portion of the purchase price related to the intangible assets has been finalized and was identified by utilizing standard valuation procedures and techniques. The operating results of Nims have been included in our unaudited condensed consolidated statements of income beginning March 1, 2004.

At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction of 22 non-billable employees. As a result, we recorded a restructuring liability of $1.3 million related to the lease obligations and certain other costs for those facilities and $0.3 million related to severance and retention. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

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

For the six months ended June 30,	2004
Unaudited
Revenues	$456,041
Net income (1)	13,794
Basic earnings per share	0.22
Diluted earnings per share	0.21

 (1) See Note 2 “Earnings Per Share Data” for reconciliation of net income as reported to net income used in calculation of diluted earnings per share.

Keane Worldzen

On October 17, 2003, we acquired a controlling interest in Keane Worldzen, a privately held Business Process Outsourcing (“BPO”) firm. In connection with the acquisition, we paid $9.0 million to acquire the Series A preferred shares of Worldzen Holdings Limited held by an unrelated third party. We contributed to Keane Worldzen our Worldzen Holdings Limited shares, $4.3 million in cash and certain assets of our Keane Consulting Group (“KCG”), our business consulting arm. This transaction was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. As a result of the initial transaction, we owned approximately 62% of Keane Worldzen’s outstanding capital stock. The former majority shareholders of Worldzen Holdings Limited contributed their Worldzen Holdings Limited shares to Keane Worldzen in exchange for approximately 38% of Keane Worldzen’s outstanding capital stock and are currently members of Keane Worldzen’s management. The assets and liabilities contributed to Keane Worldzen were recorded in relation to each shareholder’s ownership percentage in Keane Worldzen as follows: (i) carryover basis related to assets and liabilities contributed to Keane Worldzen for which the individual shareholder had a prior interest; and (ii) fair value for assets and liabilities for which an individual shareholder had no prior interest. As a result, we initially recorded goodwill of approximately $13.8 million in the accompanying unaudited condensed consolidated balance sheets.

On April 1, 2005, we increased our equity position in Keane Worldzen to approximately 81% with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of an outstanding loan to equity. As a result of the additional capital contribution, we continue to consolidate the results of Keane Worldzen, but are also able to consolidate its results for tax purposes beginning April 1, 2005. Upon our additional capital contribution, the minority interest shareholders own approximately 19% of the issued and outstanding capital stock of Keane Worldzen.

In connection with our acquisition of a controlling interest in Keane Worldzen in October 2003, we obtained the right to purchase certain of the remaining shares held by the minority shareholders of Keane Worldzen at different times (“call options”). Our first call option is exercisable during the period beginning on January 1, 2006 and ending on December 31, 2006 and is based on a stated value for the underlying shares of $6.5 million. The fair value of the first call option, using a Black Scholes valuation model, is approximately $3.8 million and is included in other assets in the accompanying unaudited condensed consolidated balance sheets. The other call options are exercisable at the fair market value of the underlying shares during the call periods, which are exercisable at certain times during the period January 1, 2007 through December 31, 2009. Since these other call options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these call options in our unaudited condensed consolidated financial statements.

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

The results of operations of these acquired companies have been included in our unaudited condensed consolidated statements of income from the date of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill. Identifiable intangible assets associated with these acquisitions are being amortized on a straight-line basis over periods ranging from two to 10 years and approximate the expected periods of benefit. Pro forma results of operations for Cresta, ArcStream, netNumina, and Fast Track have not been provided since these acquisitions were not material either individually or in the aggregate in the year of acquisition.

Note 7.                    Restructurings

Workforce reductions

In connection with the netNumina acquisition noted above, we entered into a plan to reduce the workforce by eight employees, most of whom had an expected termination date in the Second Quarter of 2005.  The employees affected in the reduction are non-billable personnel whose responsibilities we plan to integrate into our existing operations to realize the synergies of the two operations.  We recorded a liability of $1.0 million associated with severance and other termination benefits and expect the plan to be substantially completed by September 30, 2005.  In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  Cash expenditures for the six months ended June 30, 2005 related to the netNumina severance and retention accruals was $0.6 million. As of June 30, 2005, the remaining balance was $0.4 million.

In connection with the Fast Track acquisition noted above, we entered into a plan to reduce the workforce by seven employees, most of whom had a termination date of October 31, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of approximately $0.1 million associated with severance, retention and other termination benefits, completed the plan by the end of the First Quarter of 2005, and paid the entire $0.1 million in severance and retention. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

In connection with the Nims acquisition noted above, we entered into a plan to reduce the workforce by 22 employees, most of whom had a termination date of April 30, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of $0.3 million associated with severance, retention and other termination benefits, completed the plan by the end of the First Quarter of 2005, and paid the entire $0.3 million in severance and retention.  In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Branch office closures

During December 2004, in accordance with SFAS 146, we accrued $2.3 million for a restructuring of one of our real estate locations that we vacated. Additionally, during the Fourth Quarter of 2004, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over-accrued by $2.4 million, as a result of negotiating early lease terminations or obtaining a subtenant.  The net impact of these actions resulted in a net expense reduction to the restructuring charge of $0.1 million in the Fourth Quarter of 2004 in our consolidated statement of income. Cash expenditures for the six months ended June 30, 2005 related to the 2004 property restructurings totaled $0.3 million.  As of June 30, 2005, the remaining reserve balance was $2.0 million.

In connection with the Fast Track acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we recorded a restructuring liability of $0.4 million related to the lease obligation and certain other costs for one facility. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  The total restructuring liability was paid in the First Quarter ended March 31, 2005.

In connection with the Nims acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we recorded an initial restructuring liability of $1.4 million related to the lease obligation and certain other costs for eight facilities. During the Fourth Quarter of 2004, we determined that our original estimate for Nims-related lease obligations was too high and reduced the accrual by $0.1 million.  In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  Cash expenditures for the six months ended June 30, 2005 related to all Nims-related branch office closings totaled $0.1 million, which is net of approximately $74,000 of sublease payments received.  As of June 30, 2005, the remaining reserve balance was $0.7 million.

During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit.  Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over-accrued by $1.0 million, as a result of negotiating early lease terminations or obtaining a subtenant.  In prior years, in accordance with EITF Issue No. 94-3, we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success.  Cash expenditures for the period ended June 30, 2005 for all branch office closings relating to restructuring charges in 2003 and prior years were $1.2 million, which is net of approximately $0.7 million of sublease payments received.  As of June 30, 2005, the total remaining reserve balance for branch office closings relating to restructuring in 2003 and prior years was $3.9 million.

As part of our acquisitions of Metro Information Services, Inc. (“Metro”) on November 30, 2001 and SignalTree Solutions (“SignalTree”) on March 15, 2002, we entered into a plan to exit certain activities and to consolidate facilities and recorded restructuring liabilities.  Included in the total of $1.2 million branch office cash expenditures for restructuring charges in 2003 and prior years were cash payments of $0.1 million, net of sublease income, for the lease obligations and other expenses associated with the restructured locations assumed for both the Metro and SignalTree acquisitions.  As of June 30, 2005, included in the total remaining reserve balance of $3.9 million was a remaining lease obligation liability of approximately $0.5 million and $0.9 million for Metro and SignalTree, respectively.

The activity for the six months ended June 30, 2005 associated with restructuring charges is as follows (in thousands, except per share data):

	January 1, 2005 Balance	Cash Expenditures, Net	Acquisition Related Charges in Fiscal 2005	June 30, 2005 Balance
Branch office closures and other expenditures
1999	$18	$—	$—	$18
2000	4	—	—	4
2001	560	(113)	—	447
2002	4,280	(895)	—	3,385
2003	232	(140)	—	92
2004	3,492	(821)	—	2,671
2005	—	—	—	—
	8,586	(1,969)	—	6,617
2004 Workforce reduction	91	(84)	—	7
2005 Workforce reduction	—	(559)	985	426
Total Restructuring Balance	$8,677	$(2,612)	$985	$7,050

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

Debt issuance costs were approximately $4.4 million and are included in other assets, net, in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. As of June 30, 2005 and December 31, 2004, the unamortized debt issuance costs were approximately $2.6 million and $3.1 million, respectively.

Note 9.                    Capital Stock

On June 14, 2005, we announced that our Board of Directors had authorized us to repurchase an additional 3 million shares of our common stock over the next 12 months effective June 13, 2005. This authorization replaced our June 14, 2004 authorization to purchase 3 million shares of our common stock, of which only 1,236,000 shares were repurchased prior to its expiration.

During the six months ended June 30, 2005, a total of 213,508 shares of our common stock were exercised or purchased by participants under our stock option plans, ESPP and UK ESPP. In addition, 10,296 shares of our common stock were issued to five of our directors in lieu of cash as payment for the annual directors fee or meeting attendance fees.

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

On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan with Citizens Bank of Massachusetts (the “Gateway Loan”) in connection with the New Facility and an adjacent building located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan. Stephen D. Steinour, a member of our Board of Directors, is Chief Executive Officer of Citizens Bank of Pennsylvania. Citizens Bank of Massachusetts and Citizens Bank of Pennsylvania are subsidiaries of Citizens Financial Group, Inc. Mr. Steinour was not involved in the approval process for the Gateway Loan.  In June 2005, the Gateway Loan was refinanced to a non-recourse permanent loan with CitiGroup.

We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in the six months ended June 30, 2005 were approximately $1.8 million.

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

In February 1985, we entered into a lease, which subsequently was extended to a term of 20 years, with City Square Limited Partnership (“City Square”), pursuant to which we leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts. We now lease approximately 88% of this building and the remaining 12% is leased by other tenants. John F. Keane, Chairman of our Board of Directors, and Philip J. Harkins, a member of our Board of Directors, are limited partners of City Square. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under this lease, which will be approximately $1.0 million per year ($30.00 per square foot) for the remainder of the lease term (until February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, which will be approximately $0.2 million per year, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. As a result of our occupancy of the New Facility (as described above), we vacated and we have obtained a subtenant for approximately 17% of Ten City Square.

As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In the six months ended June 30, 2005, we paid approximately $0.6 million in lease payments and as of June 30, 2005 we had a remaining reserve balance of $1.3 million.

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

In July 2003, our Audit Committee approved a related party transaction involving a member of our Board of Directors. We sub-contracted with ArcStream to develop and assist in the implementation of a wireless electronic application at two customer sites. In accordance with this transaction, we agreed to pay ArcStream a royalty fee for potential future installations during the seven-year license period. John F. Keane, Jr., a member of our Board of Directors, is Chief Executive Officer, a director, and founder of ArcStream. John F. Keane, Jr. is the son of John F. Keane, Sr., Chairman of our Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer and a director. Effective June 21, 2004, our Audit Committee approved the termination of our agreement with ArcStream and a payment of $150,000 by us to ArcStream in exchange for a release of all parties from any further performance or payment obligations under the original agreement. The termination was for convenience and was not related to ArcStream’s performance under the agreement. On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream for a base purchase price of ($0.00) dollars, subject to a working capital adjustment and additional consideration based on the performance of the ArcStream business during the remainder of 2005. In addition, in connection with the transaction, John Keane, Jr. agreed to guarantee certain indemnification obligations of ArcStream and the Company paid John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. See Note 6 “Business Acquisitions” for a further discussion of the acquisition.

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

In February 2003, we entered into a $50.0 million unsecured revolving credit facility (“credit facility”) with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions.  On March 31, 2005, we and the two banks further amended certain provisions of the credit facility as follows: (a) to allow additional unsecured indebtedness, (b) to allow Keane’s April 1, 2005 additional investment in Keane Worldzen, (c) to further expand our ability to make certain acquisitions and (d) to adjust financial covenants, which are no more restrictive than those initially contained in the credit facility.   The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of June 30, 2005, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of the Debentures. Borrowings bear interest at one of the bank’s base rate or the Euro currency reserve rate.

During the Third Quarter of 2002, in connection with an acquisition of a business complementary to our own, we recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During the six months ended June 30, 2005, we recognized revenue of approximately $0.6 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $0.3 million. As of June 30, 2005, the remaining deferred revenue and note payable balances were each $0.3 million.  The note had a one-year term with a one-year extension expiring on September 25, 2004. Effective September 25, 2004, the term of the contingent service credits was extended one year through September 25, 2005.

We are involved in litigation and various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

Note 11.             Segment Information

Based on qualitative and quantitative criteria established by SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” we operate within one reportable segment: Professional Services. In this segment, we offer an integrated mix of end-to-end business solutions, such as Application and Business Process Outsourcing, Development & Integration and Other IT Services.

In accordance with the enterprise wide disclosure requirements of SFAS 131, our geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Domestic	$222,889	$218,332	$441,022	$423,547
International	14,929	13,380	29,000	23,989
Total Revenues:	$237,818	$231,712	$470,022	$447,536

	At June 30, 2005	At December 31, 2004
Property & Equipment:
Domestic	$63,424	$64,173
International	12,485	12,588
Total Property & Equipment	$75,909	$76,761

No single customer provides revenues that equal or exceed 10 percent of our consolidated revenues.

Note 12.             Income Taxes

Our policy is to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. In accordance with SFAS No. 5 (“SFAS 5”), “Accounting for Contingencies,” we establish the reserves based upon our assessment of exposure associated with permanent tax differences and interest expense applicable to both permanent and temporary difference adjustments. The tax reserves are analyzed periodically and adjusted, as events occur to warrant adjustment to the reserves, such as when the statutory period for assessing tax on a given tax return or period expires, the reserve associated with that period is reduced. In addition, the adjustment to the reserve may reflect additional exposure based on current calculations. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve.

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. Our effective tax rate was 35.6% for the Second Quarter ended June 30, 2005 and was 37.9% for the first six months of 2005. Our effective tax rate was 40% for the Second Quarter ended June 30, 2004 and the first six months of 2004. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The decreases in our estimated effective tax rate for the Second Quarter and six months ended June 30, 2005 compared to the same periods in 2004 were due to our ability to consolidate Keane Worldzen for tax purposes beginning April 1, 2005.  As a result of owning greater than 80% of the outstanding voting stock of Keane Worldzen, beginning April 1, 2005, we are able to record a tax benefit on the losses associated with Keane Worldzen, thereby reducing our annual effective tax rate. See Note 6 “Acquisitions” for further discussion on our ownership in Keane Worldzen.

Note 13.             Subsequent Events

On July 11, 2005, we and two banks further amended certain provisions of the credit facility to increase the allowable limit for letters of credit within the total facility, including for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Transport Ticketing Authority of the State of Victoria.  One of our banks has issued a $45 million AUD letter of credit dated July 14, 2005 against our credit facility in connection with our contract with the Transport Ticketing Authority.

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

Outsourcing:    Our outsourcing services include Application and Business Process Outsourcing. Our Application Outsourcing services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. Under our Application Outsourcing service offering, we assume responsibility for managing a client’s business applications with the goal of instituting operational efficiencies that enhance flexibility, free up client personnel resources, and achieve higher user satisfaction. We enter into large, long-term contracts for the provision of Application Outsourcing services, which generally do not require any capital outlay by us. These contracts usually span three to five years with the ability to renew. We typically receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. However, because our customers typically have the ability to reduce services under their contracts, our monthly fees may be reduced from the stated contract amounts.  Outsourcing services also includes ongoing maintenance related to the product sales for our Healthcare Solutions Division.

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

While, we are still in the early stages of implementing this new market strategy, we believe that our deep industry knowledge will differentiate us from our competitors, allow us to go beyond simply delivering cost and performance improvements to our clients, and allow us to deliver transformational business benefits and, ultimately, help grow our business and integrate our comprehensive capabilities.

Components of Operating Expenses

The primary categories of our operating expenses include: salaries, wages, and other direct costs; selling, general and administrative expenses; and amortization of intangible assets. Salaries, wages, and other direct costs are primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor, and other personnel costs, and other non-payroll costs. Selling expenses are driven primarily by business development activities and client targeting, image-development and branding activities. General and administrative expenses primarily include costs for non-client facing personnel, information systems, and office space, which we seek to manage at levels consistent with changes in the activity levels in our business. We continue to anticipate changes in demand for our services and to identify cost management initiatives to balance our mix of resources to meet current and projected future demand in our markets. We will also continue to use our global sourcing as part of our cost effective delivery model.

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

EMPLOYEES

As of June 30, 2005, we had 8,720 total employees, including 7,364 business and technical professionals whose services are billable to clients. This includes a base of 1,918 employees in India, including our Keane Worldzen operations. We sometimes supplement our technical staff by utilizing subcontractors, which as of June 30, 2005, consisted of 561 full-time professionals.

NEW CONTRACT BOOKINGS

New contract bookings for the three months ended June 30, 2005 were $259.2 million, a decrease of $23.1 million, or 8.2%, over new contract bookings of $282.3 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, Outsourcing bookings decreased 12.0% to $131.5 million, Development & Integration bookings decreased 7.6% to $39.3 million, and Other IT bookings decreased 2.2% to $88.4 million compared to the same period in 2004.

New contract bookings for the six months ended June 30, 2005 decreased $164.7 million, or 23.8%, over new contract bookings of $692.0 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, Outsourcing bookings decreased 40.0% to $250.6 million, Development & Integration bookings increased 3.7% to $83.5 million, and Other IT bookings decreased 0.4% to 193.2 million, compared to the same period in 2004.

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

CONSOLIDATED RESULTS OF OPERATIONS

2005 Compared to 2004

	Three Months Ended June 30,				Increase (Decrease)		Six months ended June 30,				Increase (Decrease)
	2005	%	2004	%	$	%	2005	%	2004	%	$	%
Outsourcing	$125,858	53	$116,515	50	$9,343	8.0	$248,442	53	$221,768	50	$26,674	12.0
Development & Integration	42,426	18	44,780	20	(2,354)	(5.3)	84,183	18	86,679	19	$(2,496)	(2.9)
Other IT Services	69,534	29	70,417	30	(883)	(1.3)	137,397	29	139,089	31	$(1,692)	(1.2)
Total	$237,818	100%	$231,712	100%	$6,106	2.6	$470,022	100%	$447,536	100	$22,486	5.0

Revenues

Revenues for the Second Quarter ended June 30, 2005 were $237.8 million compared to revenues of $232.2 million for the First Quarter ended March 31, 2005 and compared to revenues of $231.7 million for the Second Quarter ended June 30, 2004. These increases in revenues were partly due to a full quarter of revenues from netNumina Solutions, Inc. (“netNumina”), and revenues from Cresta Testing, Inc. (“Cresta”) and certain assets of ArcStream, which we acquired on February 28, 2005, June 1, 2005, and April 1, 2005, respectively. Additionally, revenues associated with Nims Associated, Inc. (“Nims”), which we acquired on February 27, 2004, increased in the Second Quarter ended June 30, 2005 compared to both the First Quarter ended March 31, 2005 and the Second Quarter ended June 30, 2004. See Note 6 “Business Acquisitions” for a description of these acquired businesses.

Revenues for the six months ended June 30, 2005 were $470.0 million, an increase of $22.5 million, or 5.0% compared to revenues for the six months ended June 30, 2004. The increase was primarily due to the revenues associated with our acquisitions of netNumina, Fast Track Holdings Limited (“Fast Track”), a full quarter of revenues from Nims and increases in revenues from both new and existing customers.   We completed the acquisition of Fast Track on July 13, 2004, and included its results of operations beginning July 14, 2004. See Note 6 “Business Acquisitions” for a description of this acquired business. The increase in revenues was partially offset by the reductions in revenues discussed below from a large UK client, IBM and PacifiCare and the termination of a large customer in the Third Quarter ended September 30, 2004.

During the Fourth Quarter of 2004, both a large UK client and IBM notified us that they would be reducing their purchasing requirements. We expect the reduction of purchasing requirements from the UK client will reduce our total annual revenues by approximately $10.0 million to $13.0 million in 2005. During the First Quarter ended March 31, 2005, IBM also notified us that Keane and other current vendor resources would be included in a proposal process for both current and future business. In July 2005, we decided to withdraw from this staff augmentation relationship with IBM. We expect the withdrawal from this relationship will reduce our revenues for the remainder of 2005 by approximately $6.0 million to $10.0 million.

Outsourcing.  Outsourcing service revenues for the Second Quarter ended June 30, 2005 were $125.9 million, an increase of $3.3 million, or 2.7%, compared to the First Quarter ended March 31, 2005. The sequential increase was primarily related to the ramp up of BPO projects, several large outsourcing customers, as well as revenues from netNumina. These increases more than offset the decreases in revenues from the large UK client and PacifiCare.  Outsourcing service revenues for the Second Quarter ended June 30, 2005 increased $9.3 million, or 8.0%, over the same period in 2004. The increase in Outsourcing service revenues was partly due to revenues generated by Nims, which contributed approximately $12.7 million in Applications Outsourcing revenues in the Second Quarter ended June 30, 2005 compared to $8.5 million in the Second Quarter ended June 30, 2004.  The increase in Outsourcing revenues also reflects higher revenues associated with existing and new customers from both our BPO and Application Outsourcing offerings, which more than offsets the decreases from the large UK client, PacifiCare, and a customer who terminated its contract with Keane in the Third Quarter ended September 30, 2004. Outsourcing service revenues for the six months ended June 30, 2005 increased $26.7 million, or 12.0%, over the same period in 2004. The increase reflects $11.6 million of higher revenues generated by Nims due to a full six months of results in 2005, revenues generated by netNumina and higher revenues from new and existing customers from both our BPO and Application Outsourcing offerings, which more than offsets lower revenues associated with PacifiCare and a customer who terminated its contract with Keane in the Third Quarter ended September 30, 2004.

PacifiCare, one of our largest clients, has reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the contract value. We have provided services at or above the baseline levels set forth in the contract.  In accordance with the contract terms, PacifiCare engaged an independent third party to conduct a benchmark study to compare our billing rates with those of comparable companies on comparable engagements. The independent third party issued a report stating that Keane’s rates are higher than the rate identified in the benchmark study. While we do not necessarily agree with the results of the benchmark study, we entered into discussions with PacifiCare and we have agreed to reduce the rates. As a result, revenues from PacifiCare in the Second Quarter ended June 30, 2005, were approximately $2.0 million lower than revenues from PacifiCare in the First Quarter ended March 31, 2005. We expect a reduction in revenues of approximately $4.0 million to $6.0 million in the last six months of 2005 compared to the same period in 2004.

Development & Integration.  Development & Integration service revenues for the Second Quarter ended June 30, 2005 were $42.4 million, an increase of $0.7 million, or 1.6%, compared to the First Quarter ended March 31, 2005. The sequential increase was primarily due to revenues from netNumina, partially offset by decreases in revenues from the large UK client and IBM.  Development & Integration service revenues for the Second Quarter ended June 30, 2005 decreased  $2.4 million, or 5.3%, over the same period in 2004. Development & Integration revenues for the six months ended June 30, 2005 were $84.2 million, a decrease of $2.5 million, or 2.9%, over the same period in 2004. These decreases were primarily due to the lower revenues from the large UK client, IBM, and existing customers, but were partially offset by revenues from netNumina and Fast Track.

Other IT Services.  Other IT Services revenues for the Second Quarter ended June 30, 2005 were $69.5 million, an increase of $1.7 million, or 2.5%, compared to the First Quarter ended March 31, 2005.  The sequential increase was primarily due to higher billable days in the Second Quarter ended June 30, 2005, which impacts time and material projects. In addition, higher revenues from a large customer offset decreases from IBM. Other IT Services revenues for the Second Quarter ended June 30, 2005 decreased $0.9 million, or 1.3%, and for the six months ended June 30, 2005, decreased $1.7 million, or 1.2%, over the same periods in 2004. These decreases were primarily due to the termination of a contract with a large customer in the Third Quarter ended September 30, 2004 and lower revenues from IBM, partially offset by higher revenues resulting from an increase of placements at an existing large customer.

The following table summarizes certain line items from our condensed consolidated statements of income (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%
Revenues	$237,818	$231,712	$6,106	2.6	$470,022	$447,536	$22,486	5.0
Salaries, wages, and other direct costs	166,461	161,710	4,751	2.9	328,654	311,700	16,954	5.4
Gross margin	$71,357	$70,002	$1,355	1.9	$141,368	$135,836	$5,532	4.1
Gross margin%	30.0%	30.2%			30.1%	30.4%

Salaries, wages, and other direct costs

Salaries, wages, and other direct costs for the Second Quarter ended June 30, 2005 were $166.5 million, an increase of $4.3 million, or 2.6%, compared to $162.2 million in the First Quarter ended March 31, 2005.  Salaries, wages, and other direct costs for the Second Quarter ended June 30, 2005 increased $4.8 million, or 2.9%, and for the first six months of 2005 increased $17.0 million, or 5.4%, over the same periods in 2004. These increases were primarily attributable to costs of client service personnel to support the increased service revenues.  Salaries, wages, and other direct costs were 70.0% of total revenues for the Second Quarter ended June 30, 2005, and for the six months ended June 30, 2005 were 69.9% of total revenues, compared to 69.8% and 69.6% of total revenues for the same periods in 2004, respectively.

Total billable employees for all operations were 7,364 as of June 30, 2005, compared to 7,236 as of March 31, 2005 and 7,062 total billable employees as of June 30, 2004. This includes 1,630 billable employees in India, which includes Keane Worldzen, and represents an increase of 139 employees, or 9.3%, over the First Quarter ended March 31, 2005 and an increase of 203 employees, or 14.2%, over the Second Quarter ended June 30, 2004.  We added our India operation in March 2002 with our acquisition of SignalTree Solutions and we acquired our controlling interest in Keane Worldzen in October 2003. In addition to these employees, we occasionally use subcontract personnel to augment our billable staff, which represented 561 full-time professionals as of June 30, 2005. Overall utilization rates for all three periods remained stable as we increased the number of billable employees.

Gross margin

Our management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin for the Second Quarter ended June 30, 2005 increased $1.4 million, or 1.9%, and for the first six months of 2005 increased $5.5 million, or 4.1%, over the same periods in 2004.  Gross margin as a percentage of revenues for the Second Quarter ended June 30, 2005 was 30.0% compared to 30.2% for both the same period in 2004 and the First Quarter ended March 31, 2005. Gross margin as a percentage of revenues for the first six months of 2005 was 30.1% compared to 30.4% for the same period in 2004. We believe that the relatively constant gross margin percentage is indicative of a more stable environment for IT services, firmer utilization rates, as well as the benefit of our global sourcing capabilities. The lower labor cost associated with the increased use of offshore resources at our India facilities helped reduce the impact of lower pricing of our services on gross margin. We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

	Three Months Ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%
Selling, general, and administrative expenses (SG&A)	$56,304	$52,665	$3,639	6.9	$110,476	$105,882	$4,594	4.3
SG&A as a% of revenue	23.7%	22.7%			23.5%	23.7%

SG&A expenses include salaries for our corporate and branch administrative employees, sales and marketing expenses, as well as the cost of our administrative facilities, including related depreciation expense. SG&A expenses for the Second Quarter ended June 30, 2005 increased $3.6 million, or 6.9%, and for the first six months of 2005 increased $4.6 million, or 4.3%, over the same periods in 2004. These increases in SG&A expenses were due in part to additional expenses associated with Nims, netNumina and Fast Track, higher recruiting expenses, as well as costs associated with our growth in India. In addition, the Second Quarter of 2005 includes approximately $0.8 million of pursuit expenses associated with Keane’s successful bid on the Victoria Transport Ticketing Authority engagement.   SG&A expenses for the Second Quarter and six months ended June 30, 2005 were 23.7% and 23.5% of total revenues, respectively, as compared to 22.7% and 23.7% of total revenues, respectively, for the same periods in 2004. The increase in SG&A expenses as a percentage of revenue in the quarter was partially due to the $0.8 million of pursuit expenses and SG&A expenses associated with recent acquisitions.  SG&A expenses as a percentage of revenue decreased in the six months ended June 30, 2005 as a result of the cost synergies of fully integrating acquisitions we made in 2004 as well as the associated acquired revenues.

Amortization of intangible assets

Amortization of intangible assets for the Second Quarter ended June 30, 2005 was $3.9 million, a decrease of $0.2 million, or 4.3%, over the same period in 2004. The decrease in amortization of intangible assets was primarily due to certain intangibles becoming fully amortized offset by the amortization of intangible assets resulting from the Fast Track acquisition completed in the Third Quarter ended September 30, 2004. Amortization of intangible assets for the six months ended June 30, 2005 was flat compared to the same period in 2004.

The following table summarizes the non-operating items from our condensed consolidated statements of income (dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2005	2004		$2005	2004	$
Other income (expense)
Interest and dividend income	$1,128	$875	$253	$2,233	$1,930	$303
Interest expense	(1,406)	(1,400)	(6)	(2,822)	(2,838)	16
Other income (expense), net	(174)	166	(340)	(190)	291	(481)
Minority interest	190	509	(319)	873	1,270	(397)
Other income (expense), net	$(262)	$150	$(412)	$94	$653	$(559)

Interest and dividend income

Interest and dividend income for the Second Quarter ended June 30, 2005 was $1.1 million and for the first six months of 2005 was $2.2 million compared to $0.9 million and $1.9 million for the same periods in 2004, respectively. These increases in interest and dividend income were primarily attributable to the increase in average cash and cash equivalents balances and higher interest rates for the Second Quarter and six months ended June 30, 2005 compared to the same periods in 2004. To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

Interest expense for the Second Quarter ended June 30, 2005 was $1.4 million and was $2.8 million for the first six months of 2005 and unchanged compared to the same periods in 2004. Interest expense was unchanged because our Debentures were outstanding for the entire Second Quarter and six months ended June 30, 2005 and 2004. We also record interest expense on the accrued building costs associated with our corporate facility as explained in Note 10 “Related Parties, Commitments, and Contingencies” in the notes to the accompanying unaudited condensed consolidated financial statements.

Other (expense) income, net

Other expense, net was $0.2 million for both the Second Quarter ended June 30, 2005 and for the first six months of 2005, compared to income of $0.2 million and $0.3 million, respectively, for the same periods in 2004.  These decreases were primarily due to foreign exchange losses.

Minority Interest

Minority interest income for the Second Quarter ended June 30, 2005 was $0.2 million and for the first six months of 2005 was $0.9 million, a decrease of $0.3 million and $0.4 million compared to the same periods in 2004, respectively. The decreases in minority interest income are due to Keane’s higher ownership percentage in Keane Worldzen effective April 1, 2005. The amount in minority interest income represents the loss attributable to minority shareholders of Keane Worldzen for the period presented.  We completed our acquisition of a controlling interest in Keane Worldzen in the Fourth Quarter for 2003, which resulted in an initial equity position of approximately 62% of the issued and outstanding capital stock of Keane Worldzen and our consolidation of the results of Keane Worldzen. Consistent with the right to increase our ownership position over time, we increased our equity position to approximately 81% in April 2005 with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of an outstanding loan to equity. Effective April 1, 2005, as a result of the additional capital contribution, we continue to consolidate the results of Keane Worldzen but recognize 81% of the results of operations.  As a result of our additional capital contribution, the minority interest shareholders own approximately 19% of the issued and outstanding capital stock of Keane Worldzen.

Income taxes

The following table summarizes the changes in provision for income taxes included in our condensed consolidated statements of income (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income before income taxes	$10,931	$13,452	$23,056	$22,659
Provision for income taxes	3,888	5,381	8,738	9,064
Net income	$7,043	$8,071	$14,318	$13,595

Effective Tax Rate	35.6%	40.0%	37.9%	40.0%

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes.  Our effective tax rate was 35.6% for the Second Quarter ended June 30, 2005 and was 37.9% for the first six months of 2005, compared to 40.0% for the same periods in 2004.  The decreases in our estimated effective tax rate for the Second Quarter and six months ended June 30, 2005 compared to the same periods in 2004 were primarily due to our ability to consolidate Keane Worldzen for tax purposes beginning April 1, 2005. As a result of owning greater than 80% of the outstanding voting stock of Keane Worldzen, beginning April 1, 2005, we are able to record a tax benefit on the losses associated with Keane Worldzen in our consolidated tax provision, thereby reducing our annual effective tax rate. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.

Net income

Net income for the Second Quarter ended June 30, 2005 decreased $1.0 million compared to the same period in 2004.  Net income decreased to $7.0 million for the Second Quarter ended June 30, 2005 compared to $8.1 million for the Second Quarter ended June 30, 2004 primarily due to decreased operating income as a result of proportionally higher SG&A expenses, offset in part by a lower effective tax rate.  The increase of net income by $0.7 million for the first six months of 2005 compared to the same period in 2004 was due to a higher gross margin, an increase in interest and dividend income, and a lower effective tax rate.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) announced that it would provide for a phased-in implementation process for SFAS 123(R). Specifically, the SEC will require public companies that are not small business issuers as defined in SEC Regulation S-B to adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005.  Therefore, we are required to adopt SFAS 123(R) on January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, and a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method we will use in adopting SFAS 123(R). As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations. We are evaluating SFAS 123(R) and have not yet determined the impact in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition (in thousands)

Six Months Ended June 30,	2005	2004

Cash Flows Provided By (Used For)
Operating activities	$9,299	$6,412
Investing activities	(1,737)	4,116
Financing activities	(15,371)	(27,475)
Effect of exchange rate on cash	(6)	24

Decrease in Cash and cash equivalents	$(7,815)	$(16,923)

We have historically financed our operations with cash generated from operations. In addition, in 2003, we raised $150.0 million in proceeds from the issuance of our debentures. We use the net cash generated from these sources to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At June 30, 2005, we had $180.0 million in cash and cash equivalents and marketable securities. We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows provided by operating activities

Net cash provided by operating activities totaled $9.3 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $6.4 million for the six months ended June 30, 2004.  The increase in net cash provided by operating activities was driven by the higher accounts receivable collection and the timing of cash payments. Days Sales Outstanding (“DSO”), an indicator of the effectiveness of our accounts receivable collections, was 54 days as of June 30, 2005, compared to 52 days as of December 31, 2004 and 53 days as of June 30, 2004. We calculate DSO using the trailing three months total revenue divided by the number of days in the quarter to determine daily revenue.  The average accounts receivable balance for the three-month period is then divided by daily revenue. Partially offsetting the increase in accounts receivable was an increase in accrued liabilities.

Cash flows (used for) provided by investing activities

Net cash used for investing activities for the six months ended June 30, 2005 was $1.7 million compared to net cash provided by investing activities of $4.1 million for the six months ended June 30, 2004.

Marketable Securities: During the six months ended June 30, 2005, we purchased $23.4 million and sold $33.2 million in marketable securities, generating a net source of cash of $9.8 million, compared to purchases of $32.5 million and sales of $61.1 million in the first six months of 2004.  The net proceeds from these transactions were used to fund our share repurchases and acquisitions.

Property and Equipment: We invested $7.9 million and $6.4 million in property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications as of June 30, 2005 and 2004, respectively.

Business Acquisitions: On June 1, 2005, we acquired Cresta.  In exchange for all of the outstanding capital stock of Cresta, we paid $0.6 million in cash, of which $60,000 was held back to secure indemnification obligations of the Cresta stockholders, with the potential to pay up to an additional $0.5 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. The $60,000 held back was deposited as restricted cash and also accrued and included in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet.

On February 28, 2005, we acquired netNumina. In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders and acquired $4.6 million in cash.  As of June 30, 2005, we had paid $4.7 million of the $5.1 million not held back for the netNumina stock certificates surrendered for cancellation. The  $0.6 million held back was deposited as restricted cash, and accrued with the remaining $0.4 million for stock certificates to be surrendered in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet.

On February 27, 2004, we acquired Nims. In exchange for all of the outstanding capital stock of Nims, we paid $18.2 million in cash, including transaction costs and net of cash acquired. The purchase price for Nims may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets.  The first earn-out was achieved as of March 1, 2005 and as a result, we paid $3.3 million in earn-out consideration in April 2005. As of June 30, 2005, there is a remaining $11.7 million in earn-out consideration that could be achieved over the next two years. During the Second Quarter ended June 30, 2005, we also received a tax refund related to the Nims acquisition of approximately $0.2 million.

Cash flows used for financing activities

Net cash flows used for financing activities was $15.4 million for the six months ended June 30, 2005, compared to net cash used for financing activities of $27.5 million for the six months ended June 30, 2004.   Net cash flows used for financing activities for both 2005 and 2004 were primarily for the repurchase of our common stock, and were partially offset by proceeds received from the issuance of stock associated with our employee stock purchase and stock option plans.  The following is a summary of our repurchase activity for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Shares	Amount	Shares	Amount

Prior year authorizations at January 1,	2,871,600		3,181,200
Authorizations	3,000,000		3,000,000
Repurchases paid	(1,352,500)	$17,563	(2,127,300)	$30,096
Repurchases accrued	(107,500)	$1,477	—
Expirations	(1,763,900)		(1,182,300)
Shares remaining as of June 30,	2,647,700		2,871,600

These share repurchases more than offset the shares issued under our various stock incentive programs. Under these stock  incentive programs, we issued 223,804 shares and 285,769 shares and received proceeds of $2.4 million and $2.9 million for the six months ended June 30, 2005 and 2004, respectively. Between May 1999 and June 30, 2005, we have invested approximately $278.8 million to repurchase approximately 22.0 million shares of our common stock under eleven separate authorizations.

In February 2003, we entered into a $50.0 million unsecured revolving credit facility (“credit facility”) with two banks. The credit facility replaced a previous $10.0 million demand line of credit, which expired in July 2002. The terms of the credit facility require us to maintain a maximum total funded debt and other financial ratios. The credit facility also includes covenants that, subject to certain specific exceptions and limitations, among other things, restrict our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. On June 11, 2003, we and the two banks amended certain provisions of the credit facility relating to financial covenants. These covenants, which include total indebtedness and leverage ratios, are no more restrictive than those initially contained in the credit facility. On October 17, 2003 and February 5, 2004, we and the two banks further amended certain provisions of the credit facility to expand our ability to make certain acquisitions. On March 31, 2005, we and the two banks further amended certain provisions of the credit facility as follows: (a) to allow additional unsecured indebtedness, (b) to allow Keane’s April 1, 2005 additional investment in Keane Worldzen, (c) to further expand our ability to make certain acquisitions and (d) to adjust financial covenants, which are no more restrictive than those initially contained in the credit facility. On July 11, 2005, we and the two banks further amended certain provisions of the credit facility to increase the allowable limit for letters of credit within the total facility, including for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Transport Ticketing Authority of the State of Victoria. One of the banks has issued a $45 million AUD letter of credit dated July 14, 2005 against our credit facility in connection with our contract with the Transport Ticketing Authority. The annual commitment fee for maintaining the credit facility is 30 basis points on the unused portion of the credit facility, up to a maximum of $150,000. As of June 30, 2005, we had no debt outstanding under the credit facility. We may draw upon the credit facility up to $50.0 million less any outstanding letters of credit that have been issued against the credit facility. Any amounts drawn upon the credit facility constitute senior indebtedness for purposes of our Debentures. Borrowings bear interest at one of the bank’s base rate or the Euro currency reserve rate. Based on our current operating plan, we believe that our cash and cash equivalents on hand, marketable securities, cash flows from operations, and our line of credit will be sufficient to meet our current capital requirements for at least the next 12 months.

Increase (Decrease) in Cash and Cash Equivalents

Our cash and cash equivalents totaled $59.7 million and $39.8 million at June 30, 2005, and 2004, respectively.

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

The termination of a contract by a significant client could reduce our revenue and profitability or adversely affect our financial condition.    Our five largest clients, excluding the federal government, accounted for approximately 19.1% of our revenue in the Second Quarter ended June 30, 2005, and 19.0% for the six months ended June 30, 2005, although no individual client accounted for more than 6.0% of our total revenue for either period. The various agencies of the federal government represent our largest client, accounting for approximately 9.5% of total revenue for both the Second Quarter and six months ended June 30, 2005. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty. In addition, contracts with the federal government contain provisions and are subject to laws and regulations that provide the federal government with rights and remedies not typically found in commercial contracts. Among other things, the federal government, as well as other public sector clients, may terminate contracts with short notice, for convenience and may cancel multi-year contracts if funds become unavailable. When contracts are terminated, our revenue may decline and if we are unable to eliminate associated costs in a timely manner, our profitability may decline. In both the Second Quarter and six months ended June 30, 2005, approximately 18.4% of our revenue was from public sector clients, including U.S. Federal, state, and local governments and agencies. Often government spending programs are dependent upon the budgetary capability to support such programs. Many government budgets have been adversely impacted by the economic slowdown. Most states must operate under a balanced budget. As a result of such budget and deficit considerations, our existing and future revenues and profitability could be adversely affected by reduced government IT spending.

Our recently announced engagement with Melbourne, Victoria Transport Ticketing Authority, or TTA, exposes us to a number of different risks inherent in such long-term, large-scale, fixed-fee projects.  We have been awarded a contract to perform services in relation to the development, operation and maintenance of a public transport ticketing system for the state of Victoria, Australia.  This engagement will require significant management attention and financial resources, and could adversely affect our results of operations in a number of ways. These include:

•                  start-up costs could potentially result in initial lower operating margins for the project;

•                  difficulties and costs of staffing and managing complex projects and operations in a new geographic market place;

•                  dependence on subcontractors and potential subcontractor non-performance;

•                  complexities in interpreting and delivering the broad range of functional and technical requirements required under the project contract;

•                  difficulties in working with multiple parties in defining these functional and technical requirements and achieving acceptance of deliverables;

•                  project delays caused by reasons beyond our control;

•                  fluctuations in foreign currency exchange rates;

•                  the additional liability we have undertaken both to guarantee performance of our subsidiary under the contract and the entrance into performance and security bonds under our credit facility.

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

We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.    In recent years, we have grown significantly through acquisitions. From January 1, 1999 through June 30, 2005, we completed 17 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $423.1 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

We have recorded a significant amount of goodwill and other intangible assets resulting from our acquisitions. We review our goodwill and identifiable assets for impairment in accordance with SFAS 142 and SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively.  If the estimated future cash flows of the reporting units related to the underlying assets are not sufficient to support the carrying value of the associated underlying assets, we may be required to record impairment charges related to goodwill and other intangible assets. Any material loss resulting from an impairment charge could have a material adverse effect on our results of operations. As of June 30, 2005, our goodwill totaled $311.4 million, customer lists totaled $47.1 million and other intangibles assets totaled $7.9 million.

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

We conduct business in the UK, Canada, and India, which exposes us to a number of difficulties inherent in international activities.    As a result of our acquisition of a controlling interest in Keane Worldzen in October 2003 and the acquisition of SignalTree Solutions in March 2002, we now have four software development facilities in India. As of June 30, 2005, we had approximately 1,643 technical professionals in the region, including Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

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

We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures.    Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of June 30, 2005, we had approximately $190.3 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

Interest Rate Risk

We invest primarily in U.S. government obligations as well as tax-exempt municipal bonds and corporate bonds. As a result, our primary market risk exposure is that of interest rate risk to our investments, which would affect the carrying value of those investments. During 2004, the United States Federal Reserve Board began increasing benchmark interest rates and at the June 2005 meeting of the Federal Open Market Committee increased rates for the ninth time, a total of 225 basis points, since June 30, 2004. A significant increase in interest rates would increase the rate of return on our cash and cash equivalents, but would have a negative impact on the carrying value of our marketable securities. Our interest income would change by approximately $0.7 million for both the six months ended June 30, 2005 and June 30, 2004 for each 100 basis point increase or decrease in interest rates. The fair value of our investment portfolio at June 30, 2005 would decrease by approximately $1.4 million for a 100 basis point increase in rates and increase $1.4 million for a 100 basis point decrease in rates. The fair value of our investment portfolio at December 31, 2004 would change by approximately $1.8 million for each 100 basis point increase or decrease in rates.

Changes in market rates and the related impact on the fair value of our investments would not generally affect net income as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. However, when the investments are sold, the unrealized losses are recorded as realized losses and included in net income in the accompanying consolidated statements of income. As of June 30, 2005, we had a net unrealized loss of approximately $1.1 million, which represents a decrease of $0.5 million and an increase of $0.3 million from March 31, 2005 and December 31, 2004, respectively.

Foreign Currency Risk

We transact business in the UK, Canada, and India and as such have exposure associated with movement in foreign currency exchange rates. For the Second Quarter and six months ended June 30, 2005 compared to the same periods in 2004, the fluctuation in foreign currency exchange rates negatively impacted operating income by approximately $0.7 million and $1.5 million, respectively. Relative to the foreign currency exposures existing at June 30, 2005, a 10% unfavorable movement would have resulted in an additional $1.6 million reduction of operating income for the Second Quarter ended June 30, 2005 and additional $3.1 million reduction of operating income for the six months ended June 30, 2005. Net revenues derived from our foreign operations totaled approximately 6% of our total revenues for both the Second Quarter and six months ended June 30, 2005, respectively, and totaled approximately 6% and 5% of our total revenues for the Second Quarter and six months ended June 30, 2004, respectively.

Item 4.           Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Keane maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the specified time periods. Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Senior Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2005, except as indicated below, there have not been any significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As has been previously reported, we are in the process of implementing a PeopleSoft Enterprise Resource Planning (“ERP”) system for the majority of our processes and operations.  During the Second Quarter of 2005, we began to phase in the modules for Time Reporting, Contracts Management, Project Accounting, Billing and Revenue Recognition in our North American operations.  We believe that internal controls over financial reporting related to these system and process changes were effective as of June 30, 2005.  We plan to continue the roll out of these modules in a deliberate phased approach to ensure internal controls over financial reporting remain effective.

Keane, Inc.

Part II.          Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  The following table provides information about purchases by Keane during the three months ended June 30, 2005 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
04/01/05-04/30/05	—	$—	—	2,871,600
05/01/05-05/31/05	835,500	$12.74	835,500	2,036,100
06/01/05-06/30/05	624,500	$13.44	624,500	2,647,700
Total:	1,460,000	$13.04	1,460,000	2,647,700

(1)          On June 14, 2004, we announced the approval by our Board of Directors of the repurchase by us of 3.0 million shares of our common stock pursuant to a stock repurchase program (“the June 2004 Program”). The repurchases were made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased was determined by our management based on its evaluation of market and economic conditions and other factors.  The June 2004 Program expired on June 13, 2005.

(2)          On June 14, 2005, we announced the approval by our Board of Directors of the repurchase by us of 3.0 million shares of our common stock pursuant to a stock repurchase program (“the June 2005 Program”). The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. Unless terminated earlier by resolution of our Board of Directors, the June 2005 Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or June 13, 2006.

Item 4.                     Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2005 Annual Meeting of Stockholders held on May 12, 2005 (the “Annual Meeting”):  (1) to elect four Class I directors for the ensuing three years and (2) to ratify and approve the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current year. The number of shares of common stock outstanding and eligible to vote as of the record date of March 21, 2005 was 62,371,473.  Each of these matters was approved by the requisite vote of our stockholders. Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to the respective matter, including a separate tabulation with respect to each nominee for director.

Proposal 1: electing four Class I directors for the ensuing three years

Nominees	For	Withheld
Maria A. Cirino	51,516,137	1,087,349
John F. Keane, Jr.	48,754,238	3,849,249
Stephen D. Steinour	49,827,405	2,776,081
James D. White	51,486,525	1,116,961

The other members of the Keane Board of Directors whose terms of office continued after the Annual Meeting were Lawrence P. Begley, Philip J. Harkins, Winston R. Hindle, Jr., Brian T. Keane, John H. Fain, John F. Keane, and John F. Rockart.

Proposal II: ratifying and approving the selection of Ernst & Young LLP as Keane’s independent registered public accounting firm for the current year

For	Against	Abstain
51,123,809	1,443,759	35,918

Item 6.                     Exhibits

Exhibit 3.1 -                Restated Articles of Organization dated May 10, 2005

Exhibit 10.1 – Fourth Amendment dated March 31, 2005 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders thereto

Exhibit 10.2 – Fifth Amendment dated July 11, 2005 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders thereto

Exhibit 31.1—Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

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

KEANE, INC.
(Registrant)

Date August 4, 2005	/s/ Brian T. Keane

Brian T. Keane President and Chief Executive Officer

Date August 4, 2005	/s/ John J. Leahy

John J. Leahy Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Restated Articles of Organization dated May 10, 2005

10.1	Fourth Amendment dated March 31, 2005 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders thereto

10.2	Fifth Amendment dated July 11, 2005 to the Revolving Credit Agreement dated February 28, 2003, by and between the Registrant and the Lenders thereto

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.