Form 10-Q
period 2005-09-30
KEANE INC
filed 2005-11-07
CIK 54883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒

As of September 30, 2005, there were 59,075,982 shares of the registrant’s Common Stock, $.10 par value per share, and no shares of the registrant’s Class B Common Stock, $.10 par value per share, issued and outstanding.

Keane, Inc.

Table of Contents

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Exhibit Index

Part I. Financial Information

Item 1. Financial Statements

Keane, Inc.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)

Revenues	$239,563	$234,827	$709,585	$682,363

Operating expenses
Salaries, wages, and other direct costs	171,016	166,216	499,670	477,916
Selling, general, and administrative expenses	54,495	51,029	164,971	156,911
Amortization of intangible assets	3,780	4,137	11,710	12,085

Operating income	10,272	13,445	33,234	35,451

Other income (expense)
Interest and dividend income	1,121	920	3,354	2,850
Interest expense	(1,403)	(1,414)	(4,225)	(4,252)
Other (expense) income, net	(367)	(172)	(557)	119
Minority interest	158	546	1,031	1,816

Income before income taxes	9,781	13,325	32,837	35,984
Provision for income taxes	895	5,274	9,633	14,338

Net income	$8,886	$8,051	$23,204	$21,646

Basic earnings per share	$0.15	$0.13	$0.38	$0.34

Diluted earnings per share	$0.14	$0.12	$0.36	$0.32

Basic weighted average common shares outstanding	59,897	61,868	61,265	62,793
Diluted weighted average common shares and common share equivalents outstanding	68,638	70,970	70,074	71,995

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(In thousands)
Assets
Current:
Cash and cash equivalents	$43,497	$67,488
Restricted cash	1,859	986
Marketable securities	106,928	130,678
Accounts receivable, net	157,231	126,467
Prepaid expenses and deferred taxes	30,755	16,515

Total current assets	340,270	342,134

Property and equipment, net	75,748	76,761
Goodwill	310,205	305,965
Customer lists, net	44,054	53,040
Other intangible assets, net	7,120	9,904
Other assets, net	16,621	16,390

Total assets	$794,018	$804,194

Liabilities
Current:
Short-term debt	$36	$892
Accounts payable	8,138	9,511
Accrued restructuring	2,976	3,513
Unearned income	6,992	6,837
Accrued compensation	33,056	39,763
Accrued expenses and other liabilities	50,323	39,269

Total current liabilities	101,521	99,785

Long-term debt	150,076	150,017
Accrued long-term building costs	39,143	39,545
Accrued long-term restructuring	3,119	5,164
Other long-term liabilities	15,477	16,030
Deferred income taxes	33,305	25,924

Total liabilities	342,641	336,465

Minority Interest	4,995	6,026

Stockholders’ Equity
Common stock	5,908	6,218
Additional paid-in capital	—	33,752
Accumulated other comprehensive loss	(6,294)	(6,657)
Retained earnings	449,209	431,046
Unearned compensation	(2,441)	(2,656)

Stockholders’ equity	446,382	461,703

Total liabilities and stockholders’ equity	$794,018	$804,194

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$23,204	$21,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,260	21,262
Deferred income taxes	7,548	4,091
Provision for doubtful accounts	4,388	5,227
Minority interest	(1,031)	(1,816)
(Gain) loss on sale of property and equipment	(168)	26
Gain (loss) on sale of investments	157	(63)
Other charges, net	(365)	(3,098)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	(31,710)	(28,278)
(Increase) in prepaid expenses and other assets	(13,950)	(2,653)
(Decrease) increase in accounts payable, accrued expenses, unearned income, and other liabilities	(2,727)	19,682
Increase (decrease) in income taxes payable	770	(1,243)

Net cash provided by operating activities	7,376	34,783

Cash flows from investing activities:
Purchase of investments	(35,363)	(48,969)
Sale and maturities of investments	58,172	72,612
Purchase of property and equipment	(10,721)	(8,937)
Restricted cash	5	(185)
Proceeds from the sale of property and equipment	790	239
Payments for current year acquisitions, net of cash acquired	(1,668)	(21,331)
Payments for prior years acquisitions, net of cash acquired	(3,132)	(65)

Net cash provided by (used for) investing activities	8,083	(6,636)

Cash flows from financing activities:
Debt issuance costs	(1,279)	(42)
Principal payments under capital lease obligations	(215)	(430)
Proceeds from issuance of common stock	4,374	5,456
Repurchase of common stock	(42,113)	(30,096)

Net cash used for financing activities	(39,233)	(25,112)

Effect of exchange rate changes on cash	(217)	(67)
Net (decrease) increase in cash and cash equivalents	(23,991)	2,968
Cash and cash equivalents at beginning of period	67,488	56,736

Cash and cash equivalents at end of period	$43,497	$59,704

Supplemental information:
Income taxes paid	$19,450	$11,489
Interest paid	$1,505	$1,561

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Keane, Inc. and our wholly and majority owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other period.

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

Note 2.           Earnings Per Share Data

The computation of earnings per share for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income used for basic earnings per share	$8,886	$8,051	$23,204	$21,646
Interest expense associated with convertible debentures, including amortization of debt issuance costs, net of tax effect	881	586	2,057	1,750

Net income used for diluted earnings per share	$9,767	$8,637	$25,261	$23,396

Weighted average number of common shares outstanding used in calculation of basic earnings per share	59,897	61,868	61,265	62,793
Incremental shares from restricted stock, employee stock purchase plan, and the assumed exercise of dilutive stock options	566	927	634	1,027
Incremental shares from assumed conversion of convertible Debentures	8,175	8,175	8,175	8,175
Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	68,638	70,970	70,074	71,995

Earnings per share
Basic	$0.15	$0.13	$0.38	$0.34
Diluted	$0.14	$0.12	$0.36	$0.32

Potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase 1,695,348 and 1,370,067 shares for the three months ended September 30, 2005 and 2004, and 1,700,250 and 1,380,726 shares for the nine months ended September 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and, therefore, their effect would have been anti-dilutive.

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

We adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” in the Fourth Quarter of 2004.  EITF 04-8 requires that we include contingently convertible debt in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation. EITF 04-8 also requires the restatement of previously reported diluted earnings per share upon adoption. Therefore, the weighted average impact of the 8.2 million shares issuable upon conversion of the Debentures has been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

Note 3.           Stock-Based Compensation (See Note 13.  “Subsequent Events”)

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

Had compensation expense for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123 and using the Black-Scholes option-pricing model, we would have recorded additional compensation expense and our net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income—as reported (1)	$8,886	$8,051	$23,204	$21,646
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	85	82	251	305
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	(1,625)	(1,341)	(4,430)	(3,940)

Net income—pro forma	$7,346	$6,792	$19,025	$18,011

Earnings per share
Basic—as reported	$0.15	$0.13	$0.38	$0.34
Basic—pro forma	$0.12	$0.11	$0.31	$0.29
Diluted—as reported	$0.14	$0.12	$0.36	$0.32
Diluted—pro forma	$0.12	$0.10	$0.30	$0.27

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

Total comprehensive income (i.e., net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $10.3 million and $23.6 million for the three and nine months ended September 30, 2005, respectively, and was $8.2 million and $15.5 million for the three and nine months ended September 30, 2004, respectively. See Note 5 “Pension Plan” for a discussion of the minimum pension liability adjustments.

The following table summarizes the components of accumulated other comprehensive loss, net of taxes (dollars in thousands):

As of	September 30, 2005	December 31, 2004
Foreign currency translation adjustments	$5,291	$4,004
Securities valuation adjustment	(796)	(514)
Minimum pension liability adjustment	(10,789)	(10,147)

Accumulated other comprehensive loss	$(6,294)	$(6,657)

Note 5.           Pension Plan

Our United Kingdom (“UK”) defined benefit plan (“DBP”) provides pension benefits to employees of our UK subsidiary who were active on August 4, 1999, and not to employees who joined after that date.  Benefits are based on the employees’ compensation and service.  Our policy is to fund amounts required by applicable government regulations.  The measurement date for the UK DBP is December 31.

During the First Quarter of 2004, we decided to close our UK DBP to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 (“SFAS 88”),  “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  In 2004, we recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum liability of approximately $6.6 million through Accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets.  As a result of the availability of more recent measurements of both the plan assets and obligations under the UK DBP, during the Third Quarter of 2005, we recorded a decrease in the required minimum liability of approximately $1.1 million through Accumulated other comprehensive loss.  For the nine months ended September 30, 2005, we have recorded a net increase in the required minimum liability of approximately $0.6 million through Accumulated other comprehensive loss. As of September 30, 2005, the UK pension liability was approximately $13.3 million and is included in Other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

Net periodic pension cost of the UK DBP for the three and nine months ended September 30, 2005 and 2004 is presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$14	$—	$44	$233
Interest cost	475	443	1,448	1,349
Expected return on plan assets	(437)	(385)	(1,333)	(1,173)
Amortization of prior service cost	—	—	—	—
Amortization of transitional obligation	—	—	—	—
Recognized actuarial loss	111	120	338	366
Net periodic pension cost	$163	$178	$497	$775
Curtailment loss/(gain)	—	—	—	183
Net periodic pension expense after allowance for curtailment	$163	$178	$497	$958

Note 6.           Business Acquisitions

Cresta Testing, Inc.

On June 1, 2005, we acquired Cresta Testing, Inc. (“Cresta”), a software testing company that specializes in managed services, test strategy and training, and functional and performance testing. In exchange for all of the outstanding capital stock of Cresta, we paid $0.6 million in cash, of which $60,000 was held back to secure indemnification obligations of the Cresta stockholders.  We also agreed to pay up to an additional $0.5 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. The earn-out consideration is also dependent on the employment of a certain Cresta employee, therefore, in accordance with SFAS No. 141 (“SFAS 141”), “Business Combinations,” we will record any additional earn-out consideration as compensation expense.  The $60,000 held back was deposited as restricted cash and accrued and included in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The total cost of the acquisition through September 30, 2005 was $0.6 million, which included net assets acquired of approximately $0.4 million. Total assets acquired of $0.7 million consisted primarily of cash of $0.1 million and accounts receivable of $0.6 million. The purchase price allocation is preliminary as of September 30, 2005. The operating results of Cresta have been included in our condensed consolidated statement of operations beginning June 2, 2005.

ArcStream Solutions, Inc.

On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream Solutions, Inc. (“ArcStream”) for a base purchase price of zero ($0.00) dollars, subject to a working capital adjustment, and an additional earn-out consideration based on the performance of the ArcStream business during the remainder of 2005. No earn-out consideration has been paid. ArcStream is a business and technology consulting firm based in Watertown, Massachusetts, that specializes in helping organizations compete through the use of advanced technologies and process improvement.  As a stockholder of ArcStream, John Keane, Jr. will be entitled to a portion of any additional consideration. John Keane, Jr. is the founder, President and Chief Executive Officer of ArcStream.  He is also the brother of Brian Keane, the CEO of the Company, the son of John Keane, Sr., the Chairman of the Board, and a member of Keane’s Board of Directors.  In addition, in connection with the transaction, John Keane, Jr., agreed to guarantee certain indemnification obligations of ArcStream and the Company paid John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. The transaction was approved by both the Audit Committee and the Board of Directors of the Company.  The operating results of the acquired ArcStream assets have been included in our condensed consolidated statement of operations beginning April 5, 2005.

netNumina Solutions, Inc.

On February 28, 2005, we acquired netNumina Solutions, Inc. (“netNumina”), a software development company based in Cambridge, Massachusetts that specializes in technology strategy, architecture, and custom development, to enhance our capabilities in Development and Integration services.  In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders. As of September 30, 2005, we paid the $5.1 million not held back and the $0.6 million held back was deposited as restricted cash and included in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet.  The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142.  The total cost of the transaction through September 30, 2005 was $4.8 million, which included net assets of approximately $5.2 million.  Total assets acquired of $7.8 million consisted primarily of cash of $4.6 million and accounts receivable of $2.3 million.  In connection with the purchase price allocation we recorded a $0.5 million fair value adjustment to reduce property and equipment that resulted from an excess book value of the assets acquired over the purchase price and recorded deferred tax assets of $2.0 million.  As a result, we have not recorded any goodwill or intangible assets in connection with this acquisition. The valuation and purchase price allocation are preliminary as of September 30, 2005.  The operating results of netNumina have been included in our unaudited condensed consolidated statements of income beginning March 1, 2005.

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

Fast Track Holdings Limited

On July 13, 2004, we acquired Fast Track Holdings Limited (“Fast Track”), a privately held consulting firm based in the United Kingdom that manages the design, integration, and deployment of large-scale SAP implementations. In exchange for all of Fast Track’s outstanding capital stock, we paid approximately $3.4 million in cash, including transaction costs.  We also agreed to pay up to an additional approximately $5.0 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. Based on Fast Track’s financial results through July 31, 2005, the first earn-out totaling approximately $2.0 million was not achieved. Payment for earn-out consideration earned through July 31, 2006, if any, may range up to approximately $2.9 million. The additional payment for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142.  The portion of the purchase price related to the intangible assets has been finalized and was identified utilizing standard valuation procedures and techniques. The total cost of the acquisition through September 30, 2005 was $4.1 million, which included net assets acquired of approximately ($0.2) million, goodwill of approximately $3.1 million and intangible assets of approximately $1.1 million, the majority of which is being amortized on a straight-line basis over two years, and approximates the expected period of benefit. Total assets acquired of $2.1 million consisted primarily of accounts receivable of $1.9 million. The operating results of Fast Track have been included in our unaudited condensed consolidated statement of operations beginning July 14, 2004.

At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction.  As a result, we recorded a restructuring liability of $0.4 million related to the lease obligations and certain other costs for those facilities and $0.1 million related to severance and retention. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Nims Associates, Inc.

On February 27, 2004, we acquired Nims Associates, Inc. (“Nims”), an information technology and consulting services company with offices in the Midwest and Advanced Development Centers (“ADCs”) in Indianapolis and Dallas, to expand our customer base, primarily in the financial and insurance industries. In exchange for all of Nims’ outstanding capital stock, we paid $18.2 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration will be accounted for as additional purchase price. The first earn-out was achieved as of March 1, 2005 and, as a result, we paid $3.3 million in earn-out consideration in April 2005 and recorded a corresponding increase in Goodwill.  As of September 30, 2005, there is a remaining $11.7 million in earn-out consideration that could be achieved over the next two years.  The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The total cost of the acquisition through September 30, 2005 was $26.1 million, which includes net assets acquired of approximately $5.4 million, goodwill of approximately $13.7 million and intangible assets of $7.0 million. The intangible assets are primarily amortized on a straight-line basis over 10 years, which approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The portion of the purchase price related to the intangible assets has been finalized and was identified by utilizing standard valuation procedures and techniques. The operating results of Nims have been included in our unaudited condensed consolidated statements of income beginning March 1, 2004.

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

For the nine months ended September 30,	2004
Unaudited
Revenues	$690,868
Net income (1)	21,845
Basic earnings per share	0.35
Diluted earnings per share	0.33

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

Note 7.           Restructurings

Workforce reductions

In connection with the netNumina acquisition noted above, we entered into a plan to reduce the workforce by eight employees, most of whom had an expected termination date in the Second Quarter of 2005.  The employees affected in the reduction are non-billable personnel whose responsibilities have been integrated into our existing operations to realize the synergies of the two operations.  We recorded a liability of $1.0 million associated with severance and other termination benefits and the plan is substantially completed as of September 30, 2005.  In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  Cash expenditures for the nine months ended September 30, 2005 related to the netNumina severance and retention accruals was $0.8 million. As of September 30, 2005, the remaining balance was $0.2 million.

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

Branch office closures

During December 2004, in accordance with SFAS 146, we accrued $2.3 million for a restructuring of one of our real estate locations that we vacated. Additionally, during the Fourth Quarter of 2004, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over-accrued by $2.4 million, as a result of negotiating early lease terminations or obtaining a subtenant.  The net impact of these actions resulted in a net expense reduction to the restructuring charge of $0.1 million in the Fourth Quarter of 2004 in our consolidated statement of income. Cash expenditures for the nine months ended September 30, 2005 related to the 2004 property restructurings totaled $0.3 million.  As of September 30, 2005, the remaining reserve balance was $1.9 million.

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

In connection with the Nims acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we recorded an initial restructuring liability of $1.4 million related to the lease obligation and certain other costs for eight facilities. During the Fourth Quarter of 2004, we determined that our original estimate for Nims-related lease obligations was too high and reduced the accrual by $0.1 million.  In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  Cash expenditures for the nine months ended September 30, 2005 related to all Nims-related branch office closings totaled $0.2 million, which is net of approximately $97,000 of sublease payments received.  As of September 30, 2005, the remaining reserve balance was $0.6 million.

During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit.  Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we were over-accrued by $1.0 million, as a result of negotiating early lease terminations or obtaining a subtenant.  In prior years, in accordance with EITF Issue No. 94-3, we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success.  Cash expenditures for the period ended September 30, 2005 for all branch office closings relating to restructuring charges in 2003 and prior years were $1.7 million, which is net of approximately $0.9 million of sublease payments received.  As of September 30, 2005, the total remaining reserve balance for branch office closings relating to restructuring in 2003 and prior years was $3.4 million.

As part of our acquisitions of Metro Information Services, Inc. (“Metro”) on November 30, 2001 and SignalTree Solutions (“SignalTree”) on March 15, 2002, we entered into a plan to exit certain activities and to consolidate facilities and recorded restructuring liabilities.  Included in the total of $1.7 million branch office cash expenditures for restructuring charges in 2003 and prior years were cash payments of $0.1 million and $0.2 million, net of sublease income, for the lease obligations and other expenses associated with the restructured locations assumed for the Metro and SignalTree acquisitions, respectively.  As of September 30, 2005, included in the total remaining reserve balance of $3.4 million was a remaining lease obligation liability of approximately $0.5 million and $0.8 million for Metro and SignalTree, respectively.

The activity for the nine months ended September 30, 2005 associated with restructuring charges is as follows (in thousands):

	January 1, 2005 Balance	Cash Expenditures, Net	Acquisition Related Charges in Fiscal 2005	September 30, 2005 Balance
Branch office closures and other expenditures
1999	$18	$—	$—	$18
2000	4	42	—	46
2001	560	(221)	—	339
2002	4,280	(1,354)	—	2,926
2003	232	(140)	—	92
2004	3,492	(988)	—	2,504
2005	—	—	—	—
	8,586	(2,661)	—	5,925
2004 Workforce reduction	91	(91)	—	—
2005 Workforce reduction	—	(815)	985	170
Total Restructuring Balance	$8,677	$(3,567)	$985	$6,095

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

Debt issuance costs were approximately $4.4 million and are included in other assets, net, in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. As of September 30, 2005 and December 31, 2004, the unamortized debt issuance costs were approximately $2.4 million and $3.1 million, respectively.

Note 9.           Capital Stock

On June 14, 2005, we announced that our Board of Directors had authorized us to repurchase an additional 3 million shares of our common stock over the next 12 months effective June 13, 2005. This authorization replaced our June 14, 2004 authorization to purchase 3.0 million shares of our common stock, of which only 1.2 million shares were repurchased prior to its expiration. During the Third Quarter ended September 30, 2005, we repurchased approximately 2.1 million shares for $24.8 million. Between May 1999 and September 30, 2005, we have invested approximately $303.6 million to repurchase approximately 24.1 million shares of our common stock under eleven separate authorizations. As a result of our share repurchases, additional paid-in-capital was reduced to zero and we recorded an additional $5.0 million reduction directly to retained earnings in connection with the share repurchases in the Third Quarter ended September 30, 2005.

During the nine months ended September 30, 2005, a total of 399,347 shares of our common stock were exercised or purchased by participants under our stock option plans, ESPP and UK ESPP. In addition, 10,296 shares of our common stock were issued to five of our directors in lieu of cash as payment for the annual directors fee or meeting attendance fees. See Note 13. “Subsequent Events” for discussion of the authorization to repurchase an additional 3.0 million shares of our common stock.

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

We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in the nine months ended September 30, 2005 were approximately $2.6 million.

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

As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In the nine months ended September 30, 2005, we paid approximately $0.9 million in lease payments and as of September 30, 2005 we had a remaining reserve balance of $1.0 million.

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

In July 2005, our Audit Committee approved a related party transaction authorizing us to provide services to Citizens Bank, N.A., in connection with the development of an internet application and related support services. As discussed above, Stephen D. Steinour, a member of our Board of Directors, is Chief Executive Officer of Citizens Bank of Pennsylvania, a subsidiary of Citizens Bank, N.A. Under the terms of this approval, the engagement value is estimated to be approximately $1.6 million. The rates charged under this engagement are comparable to those charged to an independent third party. During the Third Quarter ended September 30, 2005, no payments were received, however we have approximately $0.2 million in account receivables outstanding.

Commitments and Contingencies

We lease the New Facility from Gateway LLC as described above. We lease additional office space and apartments in more than 70 locations in North America, the United Kingdom, India, and Australia under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rental fees.

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

In connection with certain contracts, we have been required to deliver security or performance bonds for the benefit of our customers. These bonds give the beneficiary the right to obtain payment from the issuer of the bond if certain specified events occur or fail to occur. In addition, we have various agreements in which we may be obligated to indemnify our customers or third parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights, improper disclosures of confidential information, personal injuries or property damages.  As a prime contractor under certain contracts, we are responsible for the performance of our subcontractors and would be required to arrange for performance in the event the subcontractors failed to perform. However, we would retain our right to enforce the subcontracts and to seek damages for nonperformance from our subcontractors.  A limited number of our contracts include liquidated damages provisions, which would require us to make per diem payments for late deliveries.  Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties, including our subcontractors, for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement.

During the Third Quarter of 2002, in connection with an acquisition of a business complementary to our own, we initially recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During the nine months ended September 30, 2005, we recognized revenue of approximately $1.2 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $0.6 million. As of September 30, 2005, the remaining deferred revenue and note payable balances were each zero.  The note expired on September 25, 2005.

We are involved in litigation and various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

Credit Facility

In February 2003, we entered into a $50.0 million unsecured revolving credit facility (“credit facility”) with two banks. The terms of the credit facility required us to maintain a maximum total funded debt and other financial ratios. The credit facility also included covenants that, subject to certain specific exceptions and limitations, among other things, restricted our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. Between June 2003 and July 2005, we and the two banks amended certain provisions of the credit facility including the allowable limit for letters of credit within the total facility and for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Transport Ticketing Authority (“TTA”) contract with the State of Victoria, Australia. One of the banks issued a $34 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in connection with our Victoria TTA contract. This credit facility was terminated in connection with our entrance into a new credit facility, described below, on September 15, 2005.

On September 15, 2005, we entered into a five-year revolving credit facility (“the new credit facility”) with a syndicate of banks (the “lenders”) in the amount of $200.0 million, plus an additional amount of up to $50 million subject to certain terms and conditions (the “loan amount”). The new credit facility replaces our existing $50.0 million unsecured revolving credit facility. Pursuant to the new credit facility, we may borrow funds from the lenders up to the loan amount with a $50 million sub limit for letters of credit.  The annual commitment fee payable quarterly is at an initial rate of 0.20% per annum on the unused amount of revolving credit commitments, subject to adjustment based on a senior leverage ratio as defined in the new credit facility and up to a maximum per annum rate of 0.25%. To the extent there are letters of credit outstanding under the new credit facility, we will pay the administrative agent a letter of credit fee, initially 1.0% annually, subject to adjustment based on the senior leverage ratio as defined and up to a maximum per annum rate of 1.5%. In connection with the new credit facility, we paid $1.3 million in related debt issuance costs. As of September 30, 2005, we had no debt outstanding under the new credit facility. However, the $34 million ($45 million AUD) letter of credit issued in July 2005 against our previous credit facility in connection with our Victoria TTA contract is outstanding against the new credit facility.

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

In accordance with the enterprise wide disclosure requirements of SFAS 131, our geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Domestic	$224,174	$222,066	$665,196	$645,613
International	15,389	12,761	44,389	36,750
Total Revenues:	$239,563	$234,827	$709,585	$682,363

	At September 30, 2005	At December 31, 2004
Property & Equipment:
Domestic	$63,379	$64,173
International	12,369	12,588
Total Property & Equipment	$75,748	$76,761

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

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes.  Our effective tax rate was 9.2% for the Third Quarter ended September 30, 2005 and was 29.3% for the first nine months of 2005, compared to 39.6% and 39.8% for the same periods in 2004, respectively.  During the Third Quarter ended September 30, 2005, we recorded a $2.8 million reduction to our tax reserves due to the expiration of certain statutes of limitation. In accordance with SFAS 5 and SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes” we adjusted our tax reserves in the period where the conditions under SFAS 5 are no longer met, which resulted in a reduction of our tax provision.  In addition, as a result of owning greater than 80% of the outstanding voting stock of Keane Worldzen, beginning April 1, 2005, we are able to record a tax benefit on the losses associated with Keane Worldzen, thereby reducing our annual effective tax rate. Management currently estimates that our effective tax rate, excluding these discrete items, will approximate 37.9% during the remainder of 2005. However, changes in the geographic mix or estimated level of pre-tax income can negatively or positively impact our effective tax rate.

During the Third Quarter ended September 30, 2004, the increase in our estimated effective tax rate for the full year ended December 31, 2004 was a result of changes in the geographic mix of income. In addition, as a result of the expiration of certain statutes of limitation, changes in estimates and the enactment of certain tax laws, we recorded a net reduction of our tax provision by approximately $0.5 million in that period. In accordance with SFAS 5 and SFAS 109, we adjusted our tax reserves in the period where the conditions under SFAS 5 were no longer met and as of the enactment date of the new tax laws. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate.

Note 13.         Subsequent Events

On October 25, 2005, we announced the approval by our Board of Directors of the repurchase of 3.0 million shares of our common stock pursuant to a stock repurchase program (“the October 2005 Program”).  The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. Unless terminated earlier by resolution of our Board of Directors, the October 2005 Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or October 25, 2006.

On October 20, 2005, our Board of Directors approved the acceleration of the vesting of Keane stock options granted prior to August 1, 2005 with an exercise price of $11.44 or greater, including those held by our executive officers (other than Laurence Shaw, who is resident in the United Kingdom) but not including (1) those held by non-employee directors and (2) those held by employees of the Company or its subsidiaries based in the United Kingdom (including Laurence Shaw) and India (the “UK/India Options”).  We are investigating further the personal tax consequences of acceleration of the UK/India Options.  The exercise price of the unvested options accelerated ranged from $12.16 to $18.30. On October 20, 2005, the closing stock price per share of our common stock on the New York Stock Exchange, which will be used for measurement of compensation, was $10.63.

Our Board of Directors and we considered several factors in determining to accelerate the vesting of these options. The primary purpose of the accelerated vesting is to enable us to avoid recognizing in our income statement non-cash compensation expense associated with these options in future periods, upon the Company’s adoption of FASB Statement (“SFAS”) No. 123R (“SFAS 123R”), “Share-Based Payment,” as of January 1, 2006. Absent the acceleration of the options described above, including the UK/India Options, from and after its adoption of SFAS 123R, we would have been required to recognize approximately $11.0 million in pre-tax non-cash compensation expense over the remaining vesting terms of the stock options, based on valuation calculations using the Black-Scholes methodology.  As a result of the acceleration of unvested stock options described above, the stock-based compensation expense under SFAS No. 123,  “Accounting for Stock-Based Compensation,” will only be reflected in our footnote disclosures in our financial statements included in our periodic reports.

We also believe that because the accelerated stock options have exercise prices in excess of the fair market value of our common stock on the date of their acceleration, the accelerated stock options were not fully achieving their original objective of incentive compensation and employee retention.  We believe that the acceleration may have a positive effect on employee morale and retention.  We believe this decision is in the best interests of Keane and its shareholders. As a result of the acceleration, approximately 1.7 million shares subject to options (including the UK/India Options), constituting approximately 36% of the total number of outstanding shares subject to unvested options, became immediately exercisable.

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

Global economic and political conditions may cause companies to be cautious about increasing their use of consulting and IT services, but we continue to see a demand for our services. We continue to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on revenues. We also experience wage inflation, primarily in India, as the demand for those resources increases. In order for us to remain successful in the near term, we must continue to maintain and grow our client base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities. In the current economic environment, we must provide our clients with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a more steady demand for our services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins for 2005 and over the longer term.

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

EMPLOYEES

As of September 30, 2005, we had 8,957 total employees, including 7,598 business and technical professionals whose services are billable to clients. This includes a base of 2,214 employees in India, including our Keane Worldzen operations. We sometimes supplement our technical staff by utilizing subcontractors, which as of September 30, 2005, consisted of 570 full-time professionals.

NEW CONTRACT BOOKINGS

New contract bookings for the three months ended September 30, 2005 were $600.4 million, an increase of $395.2 million, or 192.6%, over new contract bookings of $205.2 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, Outsourcing bookings increased 213.0% to $339.6 million, Development & Integration bookings increased 317.5% to $155.0 million, and Other IT bookings decreased 11.0% to $105.9 million compared to the same period in 2004. New contract bookings for the three months ended September 30, 2005 include the $367.0 million Transport Ticketing Authority (“TTA”) contract with the State Government of Victoria, Australia; $256.9 million of the TTA contract is included in Outsourcing bookings and $110.1 million of the TTA contract is included in Development & Integration bookings.

New contract bookings for the nine months ended September 30, 2005 increased $230.6 million, or 25.7%, over new contract bookings of $897.1 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, Outsourcing bookings increased 23.8% to $590.1 million, Development & Integration bookings increased 115.5% to $238.5 million, and Other IT bookings decreased 3.4% to 299.1 million, compared to the same period in 2004.

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

CONSOLIDATED RESULTS OF OPERATIONS

2005 Compared to 2004

	Three Months Ended September 30,				Increase (Decrease)		Nine months ended September 30,				Increase (Decrease)
	2005	%	2004	%	$	%	2005	%	2004	%	$	%
Outsourcing	$126,620	53	$123,819	53	$2,801	2.3	$375,062	53	$345,587	51	$29,475	8.5
Development & Integration	41,884	17	45,710	19	(3,826)	(8.4)	126,067	18	132,389	19	(6,322)	(4.8)
Other IT Services	71,059	30	65,298	28	5,761	8.8	208,456	29	204,387	30	4,069	2.0
Total	$239,563	100%	$234,827	100%	$4,736	2.0	$709,585	100%	$682,363	100	$27,222	4.0

Revenues

Revenues for the Third Quarter ended September 30, 2005 were $239.6 million compared to revenues of $237.8 million for the Second Quarter ended June 30, 2005 and compared to revenues of $234.8 million for the Third Quarter ended September 30, 2004. The sequential increase in revenues was mainly due to higher revenues from new and existing clients, offset by decreases in revenues from IBM. The increase in revenues compared to the Third Quarter ended September 30, 2004 was partly due to revenues from netNumina Solutions, Inc. (“netNumina”), which we acquired on February 28, 2005, and higher revenues from new and existing clients, offset by decreases in revenues from IBM discussed below and the termination of a large customer in the Third Quarter ended September 30, 2004.

Revenues for the nine months ended September 30, 2005 were $709.6 million, an increase of $27.2 million, or 4.0% compared to revenues for the nine months ended September 30, 2004. The increase was primarily due to the revenues associated with our acquisitions of netNumina, Nims Associated, Inc. (“Nims”), which we acquired on February 27, 2004, and Fast Track Holdings Limited (“Fast Track”), which we acquired on July 13, 2004, and increases in revenues from both new and existing customers. The increase in revenues was partially offset by the reductions in revenues discussed below from a large UK client, IBM, PacifiCare, and the termination of a large customer in the Third Quarter ended September 30, 2004. See Note 6. “Business Acquisitions” for a description of our acquired businesses.

During the Fourth Quarter of 2004, both a large UK client and IBM notified us that they would be reducing their purchasing requirements. We expect the reduction of purchasing requirements from the UK client will reduce our total annual revenues by approximately $10.0 million to $13.0 million in 2005. During the First Quarter ended March 31, 2005, IBM also notified us that Keane and other current vendor resources would be included in a proposal process for both current and future business. In July 2005, we decided to withdraw from our staff augmentation relationship with IBM. In the Third Quarter ended September 30, 2005, we sold our IBM business to another provider and expect the withdrawal from our relationship with IBM will reduce our revenues for the Fourth Quarter of 2005 by approximately $4.6 million compared to the Third Quarter of 2005.

Outsourcing.  Outsourcing service revenues for the Third Quarter ended September 30, 2005 were $126.6 million, an increase of $0.8 million, or 0.6%, compared to the Second Quarter ended June 30, 2005. The sequential increase in revenues was mainly due to higher revenues from existing clients. Outsourcing service revenues for the Third Quarter ended September 30, 2005 increased $2.8 million, or 2.3%, over the same period in 2004.The increase in Outsourcing service revenues compared to the Third Quarter ended September 30, 2004 was partly due to revenues generated from new and existing customers from our Application Outsourcing and BPO offerings, as well as revenues associated with netNumina. Outsourcing service revenues for the nine months ended September 30, 2005 increased $29.5 million, or 8.5%, over the same period in 2004. The increase reflects approximately $19.8 million of higher revenues generated by Nims due to a full nine months of results in 2005, revenues generated by netNumina and higher revenues from new and existing customers from both our BPO and Application Outsourcing offerings, which more than offsets lower revenues associated with PacifiCare, reductions from a large UK client and the termination of a large customer in the Third Quarter ended September 30, 2004.

PacifiCare, one of our largest clients, has reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the contract value. We have provided services at or above the baseline levels set forth in the contract.  In accordance with the contract terms, PacifiCare engaged an independent third party to conduct a benchmark study to compare our billing rates with those of comparable companies on comparable engagements. The independent third party issued a report stating that Keane’s rates are higher than the rate identified in the benchmark study. While we do not necessarily agree with the results of the benchmark study, we entered into discussions with PacifiCare and we have agreed to reduce the rates. Revenues from PacifiCare in the Third Quarter ended September 30, 2005, were approximately $0.4 million lower than revenues from PacifiCare in the Second Quarter ended June 30, 2005. We expect a reduction in revenues from PacifiCare of approximately $3.0 million in the Fourth Quarter of 2005 compared to the same period in 2004.

Development & Integration.  Development & Integration service revenues for the Third Quarter ended September 30, 2005 were $41.9 million, a decrease of $0.5 million, or 1.3%, compared to the Second Quarter ended June 30, 2005. The sequential decrease was primarily due to lower revenues from our healthcare product and services.  Development & Integration service revenues for the Third Quarter ended September 30, 2005 decreased $3.8 million, or 8.4%, over the same period in 2004. Development & Integration revenues for the nine months ended September 30, 2005 were $126.1 million, a decrease of $6.3 million, or 4.8%, over the same period in 2004. The decrease for the quarter and nine months were primarily due to the lower revenues from the large UK client, IBM, and existing customers, but were partially offset by revenues from netNumina. Higher Fast Track revenues due to a full nine months of results in 2005 partially offset the decrease for the nine months ended September 30, 2005.

Other IT Services.  Other IT Services revenues for the Third Quarter ended September 30, 2005 were $71.1 million, an increase of $1.5 million, or 2.2%, compared to the Second Quarter ended June 30, 2005.  Other IT Services revenues for the Third Quarter ended September 30, 2005 increased $5.8 million, or 8.8%, and for the nine months ended September 30, 2005, increased $4.1 million, or 2.0%, over the same periods in 2004. These increases were primarily due to additional supplemental staffing placements offset by lower revenues from IBM.

The following table summarizes certain line items from our condensed consolidated statements of income (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%
Revenues	$239,563	$234,827	$4,736	2.0	$709,585	$682,363	$27,222	4.0
Salaries, wages, and other direct costs	171,016	166,216	4,800	2.9	499,670	477,916	21,754	4.6
Gross margin	$68,547	$68,611	$(64)	(0.1)	$209,915	$204,447	$5,468	2.7
Gross margin%	28.6%	29.2%			29.6%	30.0%

Salaries, wages, and other direct costs

Salaries, wages, and other direct costs for the Third Quarter ended September 30, 2005 were $171.0 million, an increase of $4.5 million, or 2.7%, compared to $166.5 million in the Second Quarter ended June 30, 2005.  Salaries, wages, and other direct costs for the Third Quarter ended September 30, 2005 increased $4.8 million, or 2.9%, and for the first nine months of 2005 increased $21.8 million, or 4.6%, over the same periods in 2004. These increases were primarily attributable to higher costs of client service personnel to support the increased service revenues.  Salaries, wages, and other direct costs were 71.4% of total revenues for the Third Quarter ended September 30, 2005, and for the nine months ended September 30, 2005 were 70.4% of total revenues, compared to 70.8% and 70.0% of total revenues for the same periods in 2004, respectively.

Total billable employees for all operations were 7,598 as of September 30, 2005, compared to 7,364 as of June 30, 2005 and 7,099 total billable employees as of September 30, 2004. This includes 1,910 billable employees in India, which includes Keane Worldzen, and represents an increase of 280 employees, or 17.2%, over the Second Quarter ended June 30, 2005 and an increase of 460 employees, or 31.7%, over the Third Quarter ended September 30, 2004.  We added our India operation in March 2002 with our acquisition of SignalTree Solutions and we acquired our controlling interest in Keane Worldzen in October 2003. In addition to these employees, we occasionally use subcontract personnel to augment our billable staff, which represented 570 full-time professionals as of September 30, 2005. Overall utilization rates for all three periods remained stable as we increased the number of billable employees.

Gross margin

Our management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin for the Third Quarter ended September 30, 2005 decreased $0.1 million, or 0.1%, and for the first nine months of 2005 increased $5.5 million, or 2.7%, over the same periods in 2004.  Gross margin as a percentage of revenues for the Third Quarter ended September 30, 2005 was 28.6% compared to 29.2% for the same period in 2004 and 30.0% for the Second Quarter ended June 30, 2005. Gross margin as a percentage of revenues for the first nine months of 2005 was 29.6% compared to 30.0% for the same period in 2004. The lower labor cost associated with the increased use of offshore resources at our India facilities helped reduce the impact of lower pricing of our services on gross margin. We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

	Three Months Ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%
Selling, general, and administrative expenses (SG&A)	$54,495	$51,029	$3,466	6.8	$164,971	$156,911	$8,060	5.1
SG&A as a% of revenue	22.7%	21.7%			23.2%	23.0%

SG&A expenses include salaries for our corporate and branch administrative employees, sales and marketing expenses, as well as the cost of our administrative facilities, including related depreciation expense. SG&A expenses for the Third Quarter ended September 30, 2005 increased $3.5 million, or 6.8%, and for the first nine months of 2005 increased $8.1 million, or 5.1%, over the same periods in 2004. These increases in SG&A expenses were primarily due the to labor and labor related costs, expenses associated with the Victoria TTA contract and costs associated with our growth in India. The Third Quarter and first nine months of 2005 include approximately $1.0 million and $ 2.0 million, respectively, of expenses associated with the Victoria TTA contract.   SG&A expenses for the Third Quarter and nine months ended September 30, 2005 were 22.7% and 23.2% of total revenues, respectively, as compared to 21.7% and 23.0% of total revenues, respectively, for the same periods in 2004. The increases in SG&A expenses as a percentage of revenue were mainly due to the costs of the Victoria TTA contract and the labor and labor related costs.

Amortization of intangible assets

Amortization of intangible assets for the Third Quarter ended September 30, 2005 was $3.8 million, a decrease of $0.4 million, or 8.6%, over the same period in 2004. The decrease in amortization of intangible assets was primarily due to certain intangibles becoming fully amortized offset by the amortization of intangible assets resulting from the Fast Track acquisition completed in the Third Quarter ended September 30, 2004. Amortization of intangible assets for the nine months ended September 30, 2005 was $11.7 million, a decrease of $0.4 million, or 3.1% compared to the same period in 2004. The decrease in amortization of intangible assets for the nine months was also due to certain intangibles becoming fully amortized offset by the amortization of intangible assets associated with Fast Track and amortization of intangible assets associated with Nims.

The following table summarizes the non-operating items from our condensed consolidated statements of income (dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004		$2005	2004	$
Other income (expense)
Interest and dividend income	$1,121	$920	$201	$3,354	$2,850	$504
Interest expense	(1,403)	(1,414)	11	(4,225)	(4,252)	27
Other (expense) income, net	(367)	(172)	(195)	(557)	119	(676)
Minority interest	158	546	(388)	1,031	1,816	(785)
Other (expense) income, net	$(491)	$(120)	$(371)	$(397)	$533	$(930)

Interest and dividend income

Interest and dividend income for the Third Quarter ended September 30, 2005 was $1.1 million and for the first nine months of 2005 was $3.4 million compared to $0.9 million and $2.9 million for the same periods in 2004, respectively. These increases in interest and dividend income were primarily attributable to the increase in average cash and cash equivalents balances and higher interest rates for the Third Quarter and nine months ended September 30, 2005 compared to the same periods in 2004. To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

Interest expense for the Third Quarter ended September 30, 2005 was $1.4 million and was $4.2 million for the first nine months of 2005 compared to $1.4 million and $4.3 million for the same periods in 2004, respectively.  Interest expense was unchanged because our Debentures were outstanding for the entire Third Quarter and nine months ended September 30, 2005 and 2004. We also record interest expense on the accrued building costs associated with our corporate facility as explained in Note 10 “Related Parties,

Commitments, and Contingencies” in the notes to the accompanying unaudited condensed consolidated financial statements.

Other (expense) income, net

Other expense, net was $0.4 million for the Third Quarter ended September 30, 2005 and was $0.6 million for the first nine months of 2005, compared to expense of $0.2 million and income of $0.1 million, respectively, for the same periods in 2004.  These decreases were primarily due to foreign exchange losses.

Minority Interest

Minority interest income for the Third Quarter ended September 30, 2005 was $0.2 million and for the first nine months of 2005 was $1.0 million, a decrease of $0.4 million and $0.8 million, respectively, compared to the same periods in 2004. The decreases in minority interest income are due to Keane’s higher ownership percentage in Keane Worldzen effective April 1, 2005. The amount in minority interest income represents the loss attributable to minority shareholders of Keane Worldzen for the period presented.  We completed our acquisition of a controlling interest in Keane Worldzen in the Fourth Quarter for 2003, which resulted in an initial equity position of approximately 62% of the issued and outstanding capital stock of Keane Worldzen and our consolidation of the results of Keane Worldzen. Consistent with the right to increase our ownership position over time, we increased our equity position to approximately 81% in April 2005 with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of an outstanding loan to equity. Effective April 1, 2005, as a result of the additional capital contribution, we continue to consolidate the results of Keane Worldzen but recognize 81% of the results of operations.  As a result of our additional capital contribution, the minority interest shareholders own approximately 19% of the issued and outstanding capital stock of Keane Worldzen.

Income taxes

The following table summarizes the changes in provision for income taxes included in our condensed consolidated statements of income (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income before income taxes	$9,781	$13,325	$32,837	$35,984
Provision for income taxes	895	5,274	9,633	14,338
Net Income	$8,886	$8,051	$23,204	$21,646

Reported Tax Rate	9.2%	39.6%	29.3%	39.8%
Impact of certain discrete items	28.7%	3.5%	8.6%	1.4%

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes.  Our effective tax rate was 9.2% for the Third Quarter ended September 30, 2005 and was 29.3% for the first nine months of 2005, compared to 39.6% and 39.8% for the same periods in 2004, respectively.  During the Third Quarter ended September 30, 2005, we recorded a $2.8 million reduction to our tax reserves due to the expiration of certain statutes of limitation. In accordance with SFAS No. 5 (“SFAS 5”), “Accounting for Contingencies,” and SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes” we adjusted our tax reserves in the period where the conditions under SFAS 5 are no longer met, which resulted in a reduction of our tax provision.  In addition, as a result of owning greater than 80% of the outstanding voting stock of Keane Worldzen, beginning April 1, 2005, we are able to record a tax benefit on the losses associated with Keane Worldzen, thereby reducing our annual effective tax rate. Management currently estimates that our effective tax rate, excluding these discrete items, will approximate 37.9% during the remainder of 2005. However, changes in the geographic mix or estimated level of pre-tax income can negatively or positively impact our effective tax rate. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect our overall effective tax rate

During the Third Quarter ended September 30, 2004, the increase in the our estimated effective tax rate for the full year ended December 31, 2004 was a result of changes in the geographic mix of income. In addition, as a result of the expiration of certain statutes of limitation, changes in estimates and the enactment of certain tax laws, we recorded a net reduction of our tax provision by approximately $0.5 million in that period. In accordance with SFAS 5 and SFAS 109, we adjusted our tax reserves in the period where the conditions under SFAS 5 were no longer met and as of the enactment date of the new tax laws.

Net income

Net income for the Third Quarter ended September 30, 2005 and first nine months of 2005 increased $0.8 million and $1.6 million, respectively, compared to the same periods in 2004.  The increases in net income were primarily due to the reduction in our tax reserves related to the expiration of certain statutes of limitation discussed above.

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

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, and a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS 123(R) using the modified prospective method. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations. On October 20, 2005, our Board of Directors approved the acceleration of the vesting of certain Keane stock options granted prior to August 1, 2005 with an exercise price of $11.44 or greater. See Note 13. “Subsequent Events” in the footnotes to the accompanying unaudited condensed consolidated financial statements for further discussion on the impact of the option acceleration. We are evaluating the impact of SFAS 123(R) in future periods.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS. 123(R) in the First Quarter of 2006.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition (in thousands)

Nine Months Ended September 30,	2005	2004

Cash Flows Provided By (Used For)
Operating activities	$7,376	$34,783
Investing activities	8,083	(6,636)
Financing activities	(39,233)	(25,112)
Effect of exchange rate on cash	(217)	(67)

(Decrease) Increase in Cash and cash equivalents	$(23,991)	$2,968

We have historically financed our operations with cash generated from operations. In addition, in 2003, we raised $150.0 million in proceeds from the issuance of our debentures. We use the net cash generated from these sources to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At September 30, 2005, we had $150.4 million in cash and cash equivalents and marketable securities. In addition, on September 15, 2005, we entered into a $200 million five-year credit facility, of which approximately $165.8 million is available for borrowing, after considering $34.2 million of outstanding letters of credit. We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows provided by operating activities

Net cash provided by operating activities totaled $7.4 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $34.8 million for the nine months ended September 30, 2004.  The decrease in net cash provided by operating activities was driven by lower accounts receivable collection, deferral of costs associated with the Victoria TTA contract, and the timing of prepaid insurance and other cash payments. Days Sales Outstanding (“DSO”), an indicator of our accounts receivable collections, was 56 days as of September 30, 2005, compared to 52 days as of December 31, 2004 and 53 days as of September 30, 2004. We calculate DSO using the trailing three months total revenue divided by the number of days in the quarter to determine daily revenue.  The average accounts receivable balance for the three-month period is then divided by daily revenue.

Cash flows provided by (used for) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2005 was $8.1 million compared to net cash used for investing activities of $6.6 million for the nine months ended September 30, 2004.

Marketable Securities: During the nine months ended September 30, 2005, we purchased $35.4 million and sold $58.2 million in marketable securities, generating a net source of cash of $22.8 million, compared to purchases of $49.0 million and sales of $72.6 million in the first nine months of 2004.  The net proceeds from these transactions were used to fund our share repurchases and acquisitions.

Property and Equipment: We invested $10.7 million and $8.9 million in property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications as of September 30, 2005 and 2004, respectively.

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

On February 28, 2005, we acquired netNumina. In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders and acquired $4.6 million in cash.  As of September 30, 2005, we have paid the $5.1 million not held back for the netNumina stock certificates surrendered for cancellation. The $0.6 million held back was deposited as restricted cash, and included in Accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheet.

On February 27, 2004, we acquired Nims. In exchange for all of the outstanding capital stock of Nims, we paid $18.2 million in cash, including transaction costs and net of cash acquired. The purchase price for Nims may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over three years from the acquisition, contingent upon the achievement of certain future financial targets.  The first earn-out was achieved as of March 1, 2005 and as a result, we paid $3.3 million in earn-out consideration in April 2005. As of September 30, 2005, there is a remaining $11.7 million in earn-out consideration that could be achieved over the next two years. During the Second Quarter ended June 30, 2005, we also received a tax refund related to the Nims acquisition of approximately $0.2 million.

Cash flows used for financing activities

Net cash flows used for financing activities was $39.2 million for the nine months ended September 30, 2005, compared to net cash used for financing activities of $25.1 million for the nine months ended September 30, 2004.   Net cash flows used for financing activities for both 2005 and 2004 were primarily for the repurchase of our common stock, and were partially offset by proceeds received from the issuance of stock associated with our employee stock purchase and stock option plans.  The following is a summary of our repurchase activity for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Shares	Amount	Shares	Amount

Prior year authorizations at January 1,	2,871,600		3,181,200
Authorizations	3,000,000		3,000,000
Repurchases paid	(3,367,220)	$42,113	(2,127,300)	$30,096
Repurchases accrued	(150,000)	$1,700	—
Expirations	(1,763,900)		(1,182,300)
Shares remaining as of September 30,	590,480		2,871,600

On October 25, 2005, we announced the approval by our Board of Directors of the repurchase of 3.0 million shares of our common stock pursuant to a stock repurchase program (“the October 2005 Program”).  The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. Unless terminated earlier by resolution of our Board of Directors, the October 2005 Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or October 25, 2006.

These share repurchases more than offset the shares issued under our various stock incentive programs. Under these stock incentive programs, we issued 399,347 shares and 511,779 shares and received proceeds of $4.4 million and $5.5 million for the nine months ended September 30, 2005 and 2004, respectively. Between May 1999 and September 30, 2005, we have invested approximately $303.6 million to repurchase approximately 24.1 million shares of our common stock under eleven separate authorizations.

In February 2003, we entered into a $50.0 million unsecured revolving credit facility (“credit facility”) with two banks. The terms of the credit facility required us to maintain a maximum total funded debt and other financial ratios. The credit facility also included covenants that, subject to certain specific exceptions and limitations, among other things, restricted our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. Between June 2003 and July 2005, we and the two banks amended certain provisions of the credit facility including the allowable limit for letters of credit within the total facility and for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Transport Ticketing Authority (“TTA”) contract with the State of Victoria, Australia. One of the banks issued a $34 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in connection with our Victoria TTA contract.  This credit facility was terminated in connection with our entrance into a new credit facility, described below, in September 2005.

On September 15, 2005, we entered into a five-year revolving credit facility (“the new credit facility”) with a syndicate of banks (the “lenders”) in the amount of $200.0 million, plus an additional amount of up to $50 million subject to certain terms and conditions (the “loan amount”). The new credit facility replaces our existing $50.0 million unsecured revolving credit facility. Pursuant to the new credit facility, we may borrow funds from the lenders up to the loan amount with a $50 million sub limit for letters of credit.  The annual commitment fee payable quarterly is at an initial rate of 0.20% per annum on the unused amount of revolving credit commitments, subject to adjustment based on a senior leverage ratio as defined in the new credit facility and up to a maximum per annum rate of 0.25%. To the extent there are letters of credit outstanding under the new credit facility, we will pay the administrative agent a letter of credit fee, initially 1.0% annually, subject to adjustment based on the senior leverage ratio as defined in the new credit facility, and up to a maximum per annum rate of 1.5%. In connection with the new credit facility, we paid $1.3 million in related debt issuance costs. As of September 30, 2005, we had no debt outstanding under the new credit facility. However, the $34 million ($45 million AUD) letter of credit issued in July 2005 against our previous credit facility in connection with our Victoria TTA contract is outstanding against the new credit facility. Based on our current operating plan, we believe that our cash and cash equivalents on hand, marketable securities, cash flows from operations, and our new credit facility will be sufficient to meet our current capital requirements for at least the next 12 months.

Increase (Decrease) in Cash and Cash Equivalents

Our cash and cash equivalents totaled $43.5 million and $59.7 million at September 30, 2005, and 2004, respectively.

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

The termination of a contract by a significant client could reduce our revenue and profitability or adversely affect our financial condition.    Our five largest clients, excluding the federal government, accounted for approximately 19.5% of our revenue in the Third Quarter ended September 30, 2005, and 19.0% for the nine months ended September 30, 2005, although no individual client accounted for more than 6.0% of our total revenue for either period. The various agencies of the federal government represent our largest client, accounting for approximately 9.8% of total revenue for the Third Quarter ended September 30, 2005 and approximately 9.5% of total revenue for the nine months ended September 30, 2005. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty. In addition, contracts with the federal government contain provisions and are subject to laws and regulations that provide the federal government with rights and remedies not typically found in commercial contracts. Among other things, the federal government, as well as other public sector clients, may terminate contracts with short notice, for convenience and may cancel multi-year contracts if funds become unavailable. When contracts are terminated, our revenue may decline and if we are unable to eliminate associated costs in a timely manner, our profitability may decline. In the Third Quarter and nine months ended September 30, 2005, approximately 18.9% and 18.7%, respectively, of our revenue was from public sector clients, including U.S. Federal, state, and local governments and agencies. Often government spending programs are dependent upon the budgetary capability to support such programs. Many government budgets have been adversely impacted by the economic slowdown. Most states must operate under a balanced budget. As a result of such budget and deficit considerations, our existing and future revenues and profitability could be adversely affected by reduced government IT spending.

Our recently announced engagement with Melbourne, Victoria Transport Ticketing Authority, or TTA, exposes us to a number of different risks inherent in such long-term, large-scale, fixed-fee projects.  We have been awarded a contract to perform services in relation to the development, operation and maintenance of a public transport ticketing system for the state of Victoria, Australia.  We are in the process of finalizing our related subcontractor arrangements and evaluating their impact on the appropriate accounting treatment and revenue that we recognize under this contract.  This engagement will require significant management attention and financial resources, and could adversely affect our results of operations in a number of ways. These include:

•              variability in the timing of our ability to recognize revenue as services are performed over the life of the TTA contract based on the application of appropriate accounting principles.

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

We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.    In recent years, we have grown significantly through acquisitions. From January 1, 1999 through September 30, 2005, we completed 17 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $423.1 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

We have recorded a significant amount of goodwill and other intangible assets resulting from our acquisitions. We review our goodwill and identifiable assets for impairment in accordance with SFAS 142 and SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively.  If the estimated future cash flows of the reporting units related to the underlying assets are not sufficient to support the carrying value of the associated underlying assets, we may be required to record impairment charges related to goodwill and other intangible assets. Any material loss resulting from an impairment charge could have a material adverse effect on our results of operations. As of September 30, 2005, our goodwill totaled $310.2 million, customer lists totaled $44.1 million and other intangibles assets totaled $7.1 million.

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

We conduct business in the UK, Canada, India, and Australia, which exposes us to a number of difficulties inherent in international activities.    As a result of our acquisition of a controlling interest in Keane Worldzen in October 2003 and the acquisition of SignalTree Solutions in March 2002, we now have four software development facilities in India. As of September 30, 2005, we had approximately 1,930 technical professionals in the region, including Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

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

Our operations in the UK, Canada, India and Australia are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation, and other difficulties in managing operations overseas. We may not be successful in managing our international operations.

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

We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures.    Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of September 30, 2005, we had approximately $189.8 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk, sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts.  However, on October 20, 2005, our Board of Directors approved our foreign exchange risk management policy, which will allow us to invest in hedging instruments for the purpose of hedging foreign currency risk.

Interest Rate Risk

We invest primarily in U.S. government obligations as well as tax-exempt municipal bonds and corporate bonds. As a result, our primary market risk exposure is that of interest rate risk to our investments, which would affect the carrying value of those investments. During 2004, the United States Federal Reserve Board began increasing benchmark interest rates and at the September 2005 meeting of the Federal Open Market Committee increased rates for the eleventh time, a total of 275 basis points. A significant increase in interest rates would increase the rate of return on our cash and cash equivalents, but would have a negative impact on the carrying value of our marketable securities. Our interest income would change by approximately $0.6 million and $0.7 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, for each 100 basis point increase or decrease in interest rates. The fair value of our investment portfolio at September 30, 2005 would decrease by approximately $1.3 million for a 100 basis point increase in rates and increase $1.1 million for a 100 basis point decrease in rates. The fair value of our investment portfolio at December 31, 2004 would change by approximately $1.8 million for each 100 basis point increase or decrease in rates.

Changes in market rates and the related impact on the fair value of our investments would not generally affect net income as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. However, when the investments are sold, the unrealized losses are recorded as realized losses and included in net income in the accompanying consolidated statements of income. As of September 30, 2005, we had a net unrealized loss of approximately $1.3 million, which represents an increase of $0.2 million and $0.5 million from June 30, 2005 and December 31, 2004, respectively.

Foreign Currency Risk

We transact business in the UK, Canada, India, and Australia and as such have exposure associated with movement in foreign currency exchange rates. For the Third Quarter and nine months ended September 30, 2005 compared to the same periods in 2004, the fluctuation in foreign currency exchange rates negatively impacted operating income by approximately $1.2 million and $2.7 million, respectively. Relative to the foreign currency exposures existing at September 30, 2005, a 10% unfavorable movement would have resulted in an additional $1.8 million reduction of operating income for the Third Quarter ended September 30, 2005 and additional $5.0 million reduction of operating income for the nine months ended September 30, 2005. Net revenues derived from our foreign operations totaled approximately 6% of our total revenues for both the Third Quarter and nine months ended September 30, 2005, respectively, and totaled approximately 5% of our total revenues for both the Third Quarter and nine months ended September 30, 2004.

Item 4.            Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Keane maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the specified time periods. Our management, with the participation of our President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2005, except as indicated below, there have not been any significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As has been previously reported, we are in the process of implementing a PeopleSoft Enterprise Resource Planning (“ERP”) system for the majority of our processes and operations.  During the Third Quarter of 2005, we continued to phase in the modules for Time Reporting, Contracts Management, Project Accounting, Billing and Revenue Recognition in our North American operations.  We believe that internal controls over financial reporting related to these system and process changes were effective as of September 30, 2005.  We plan to continue the roll out of these modules in a deliberate phased approach to ensure internal controls over financial reporting remain effective.

Keane, Inc.

Part II.                                  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table provides information about purchases by Keane during the three months ended September 30, 2005 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
07/01/05-07/31/05	803,320	$12.67	803,320	1,844,380
08/01/05-08/31/05	450,300	$11.86	450,300	1,394,080
09/01/05-09/30/05	803,600	$11.52	803,600	590,480
Total:	2,057,220			$590,480

(1)          On June 14, 2005, we announced the approval by our Board of Directors of the repurchase of 3.0 million shares of our common stock pursuant to a stock repurchase program (“the June 2005 Program”). The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. Unless terminated earlier by resolution of our Board of Directors, the June 2005 Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or June 13, 2006.

(2)          On October 25, 2005, we announced the approval by our Board of Directors of the repurchase of 3.0 million shares of our common stock pursuant to the October 2005 Program. The amount in this column excludes the 3.0 million shares under the October 2005 Program. The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. Unless terminated earlier by resolution of our Board of Directors, the October 2005 Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or October 25, 2006.

Item 6.            Exhibits

Exhibit 10.1 – Revolving Credit Facility dated September 15, 2005, by and between the Registrant, and Bank of America and a syndicate of banks

Exhibit 10.2† – New Ticketing Solution Projection Agreement between Keane Australia Micropayment Consortium and the Transport Ticketing Authority dated July 26, 2005

Exhibit 31.1—Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

Exhibit 31.2—Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

Exhibit 32.1—Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

Exhibit 32.2—Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

† Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC.
(Registrant)

Date November 7, 2005	/s/ Brian T. Keane

Brian T. Keane President and Chief Executive Officer

Date November 7, 2005	/s/ John J. Leahy

John J. Leahy Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description

10.1		Revolving Credit Facility dated September 15, 2005, by and between the Registrant, and Bank of America and a syndicate of banks

10.2†		New Ticketing Solution Projection Agreement between Keane Australia Micropayment Consortium and the Transport Ticketing Authority dated July 26, 2005

31.1		Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2		Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2		Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

	†	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.