Form 10-K
period 2005-12-31
KEANE INC
filed 2006-03-16
CIK 54883

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of the common stock on the New York Stock Exchange on June 30, 2005, was approximately $645,632,000. As of March 3, 2006, there were 58,192,415 shares of common stock, $.10 par value per share and no shares of Class B common stock, $.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on May 18, 2006. The information required in response to Items 10-14 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I

        This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words "believes," "anticipates," "plans," "expects," "estimates," "intends," "may," "projects," "will," "would," and similar expressions may be forward-looking statements. However, we caution investors not to place undue reliance on any forward-looking statements in this annual report because these statements speak only as of the date when made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation, the factors set forth in this Annual Report on Form 10-K under the caption "RISK FACTORS."

ITEM 1.    BUSINESS

OVERVIEW

        Keane, Inc. is a leading provider of Information Technology ("IT") and Business Process Services ("BPS"). In business since 1965, our mission is to enable clients to achieve world-class performance through the transformation of their IT and business operations.

        We deliver our IT services through an integrated network of regional offices in North America, the United Kingdom ("UK") and Australia, and through Advanced Development Centers ("ADCs") in the United States ("U.S."), Canada, and India. This global delivery model enables us to provide our services to clients onsite, at our nearshore facilities in Canada, and through our offshore development centers in India. Our regional offices are supported by centralized Strategic Practices and Quality Assurance Groups.

        Our clients consist primarily of Global 2000 companies across several industries. We have specific expertise and depth of capability in a variety of verticals, including financial services, insurance, healthcare, and the public sector. We strive to build long-term relationships with our clients by improving their business and IT performance, reducing their costs, and increasing their organizational flexibility.

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

        We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the SEC. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers, such as Keane, that file electronically with the SEC. The address of this Web site is http://www.sec.gov.

        Our registered trademarks or service marks include: Application Lifecycle Optimization, EZ-Access, Keane, the Keane logo, Patcom and We Get IT Done. Other trademarks and service marks include: Application Development and Integration Services, Application Development and Management Outsourcing Services, Enterprise Application Integration, Keane InSight, and VistaKeane.

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

  •
  Development and Integration services, which include Application Development & Integration ("AD&I"), and Healthcare Solutions Products; and

  •
  Other Services, which include IT Consulting, Business Consulting, and Staff Augmentation.

        We deliver our services using a global delivery model, from operations in the U.S., UK, Canada, Australia, and India. See Note 17 "SEGMENT INFORMATION" in the notes to the accompanying consolidated financial statements for a discussion of our domestic and international revenues.

        We experience a moderate amount of seasonality. Our consulting revenue and profitability are affected by the number of workdays in a quarter. Typically our billable hours per employee are reduced in the second half of the fiscal year, especially during the fourth quarter, due to an increased number of holidays and vacation time taken by employees.

Outsourcing Services

        Application Outsourcing.    Our Application Outsourcing services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. In a typical Application Outsourcing engagement, we assume responsibility for managing a client's business applications with the goal of instituting operational efficiencies that enhance flexibility, increasing availability of client personnel resources, and achieving higher user satisfaction. We seek to obtain competitive advantages in the application outsourcing market by targeting our Global 2000 client base and generating measurable operational and financial benefits to our clients. We achieve these client benefits through the use of our world-class methodologies, continuous process improvement, and our global delivery model.

        Our global delivery model offers clients the flexibility and economic advantage of allocating work among a variety of delivery options, including onsite at a client's facility, nearshore in Halifax, Nova Scotia and Toronto, Ontario, and offshore at one of our four locations in India. This integrated, highly flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new outsourcing engagements. The distribution of work across multiple locations is typically based on a client's cost, technology, and risk management requirements. Our project management approach ensures common methodologies and disciplines across locations, and provides a single point of accountability to the client.

        Our four ADCs in India, located in Hyderabad, Delhi, and Gurgaon, were independently evaluated at Level 5 on the Software Engineering Institute's ("SEI") Capability Maturity Model, ("CMMI") and

comply with ISO 9001: 2000 standards. Our ADC in Halifax, Nova Scotia, has also been independently evaluated at Level 5 on the SEI CMMI. The SEI CMM has five levels of process maturity, and many IT organizations typically operate at Level 1, the lowest level of maturity. Since 1997, we have used the SEI CMM as a standard for objectively measuring our success in improving our clients' application management environments. The SEI CMM has become the industry's standard method for evaluating the effectiveness of an IT environment and the process maturity of outsourcing vendors.

        We enter into large, long-term contracts for the provision of Application Outsourcing services. These client engagements usually span three to five years. Application Outsourcing projects typically supply us with contractually obligated recurring revenue and with an ability to cross-sell other solutions to those clients. We believe that our ability to consistently provide measurable business value for an existing client fosters profitable and long-term client relationships and positions us to win additional outsourcing engagements, as well as development and integration projects.

        Business Process Services.    We provide BPS through Keane Worldzen, our majority owned subsidiary. Keane Worldzen specializes in providing BPS to clients with complex operational processes in the financial services, insurance, and healthcare industries, and to clients with back office processes in several industries. Keane Worldzen's deep expertise in process redesign and optimization is an important competitive differentiator. We believe that Keane Worldzen leverages this expertise in delivering both front-end business consulting and follow-on Business Process Outsourcing ("BPO") services. These services are designed to reduce the cost of processing and increase the efficiency of our clients' business transactions, enabling companies to focus on their more strategic activities, and avoid the overhead and management distraction of non-core back-office processes. Keane Worldzen provides these low-cost, high-value outsourcing services from operations in both the U.S. and India.

Development and Integration Services

        AD&I.    As application software becomes more complex, it requires sophisticated integration between front-end and back-end systems to enhance access to critical corporate data, enable process improvements, and improve client service. Many of our AD&I projects leverage "best of breed" technology platforms to support integrated development, Application Outsourcing and BPS solutions for our clients. These "best of breed" solutions are often industry-specific, and therefore leverage Keane's vertical expertise. Frequently, these solutions can be bundled into integrated "solution sets" that are repeatable and cost-effective delivery vehicles. AD&I services include custom development, Enterprise Resource Planning ("ERP") implementations, and other vertically aligned solutions.

        As a result of our significant expertise and experience, including our technical experience in leading edge and commercially accepted tools, we have become a top-tier provider of large, complex software development and integration projects for Global 2000 companies. We also provide AD&I services to the public sector, which includes agencies within the U.S. Federal Government, various states, and other local government entities. We believe that we are well positioned to bid on and win large-scale AD&I projects from both the commercial and public sector markets due to our core competencies in project management, integration, and global delivery. We believe that these competencies, together with our long-term relationships with Global 2000 companies, particularly with those clients for which we provide Application Outsourcing services, will provide a foundation for future growth through cross-selling of our complementary service offerings.

        Healthcare Solutions.    Our Healthcare Solutions Division ("HSD") develops and markets a complete line of open-architecture financial management, patient care, clinical operations, enterprise information, long-term care, and practice management systems for healthcare organizations. The consulting, development, and integration of these systems is included in Development and Integration services. In addition, HSD provides maintenance of these software applications, which is included in Outsourcing Services.

        HSD's products help healthcare organizations overcome the challenge of providing higher quality patient care while administering more efficient operations through the use of information technology. HSD's core healthcare solutions include EZ-Access, Keane InSight, and VistaKeane. EZ-Access is a browser-based family of healthcare information systems designed to improve access to patient data, reduce the occurrence of medical errors, and protect client investment in information technology. EZ-Access includes our widely installed Patcom Plus, a patient management system that is considered a market leader by industry analysts. Keane InSight is a comprehensive healthcare information system that provides immediate access to patient information using secure, browser-based technology. VistaKeane is a fully integrated financial and clinical solution for long-term and post-acute care providers. HSD's clients include integrated delivery networks, hospitals, long-term care facilities, and physician group practices. HSD currently provides proprietary software and services to more than 280 hospital-based clients and approximately 4,000 long-term care facilities throughout the U.S.

Other Services

        IT Consulting.    Our IT Consulting services include several offerings that help companies develop and implement their IT and business process improvement strategies. Many clients engage us to provide Project Management services to ensure consistency of quality and delivery over multiple projects within a client organization. Other IT Services also includes our Network Integration Planning, Strategic Information Planning, and Package Selection offerings.

        Business Consulting.    Our Business Consulting services play an important role in our ability to help clients transform their IT and business operations for maximum business performance. Our Business Consulting services are designed to consider a broad view of business processes, organizational design, and technology architecture. Typically, Business Consulting engagements deliver specific, tactical recommendations for process improvement, often resulting in a follow-on engagement to deliver IT or business outsourcing services. We provide our Business Consulting services through both Keane and Keane Worldzen, our majority-owned BPS subsidiary.

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

Transportation Ticketing Solutions

        In 2005, we entered into the market of being a provider of automated fare collection systems for public transport authorities worldwide. The public transport market includes a range of services and systems solutions for bus, bus rapid transit, commuter rail, and heavy rail. The solutions and services within this market include, but are not limited to system design, equipment design, integration, testing, installation, maintenance, card management and distribution services, cash collection, application support and outsourcing and software design.

        The automated fare collection business is a niche market able to sustain only a relatively few number of suppliers. There is significant competition to win contracts due to the long-term expectancy of these systems and few suppliers; therefore, the bidding process is often long, with price competitiveness being a key differentiating factor.

        There is a growing trend for regional ticketing systems, usually built around a large metropolitan area transit agency and often including neighboring agencies that share a common regional smart card-based system. There is an emerging trend for other applications to be added to these regional systems to expand the utility of the smart card. This offers higher value and incentives to the end users and improves the return on investment for the regional system operators. As a result, these regional systems have incorporated additional capabilities, including call center support, smart card production and distribution, financial clearing and settlement, and multi-application support to their smart card payment programs. The growing new market provides the opportunity to establish lasting relationships and grow revenues and profits over the long-term.

        We formed Keane Australia Micropayment Consortium Pty Ltd ("Kamco"), a wholly-owned subsidiary of Keane, in order to deliver these services in Australia. On July 26, 2005, Kamco and the Public Transport Ticketing Body trading as Transport Ticketing Authority (the "TTA") of the State of Victoria, Australia, entered into a $494.0 million AUD, or approximately $367.0 million (based on the exchange rate of $.74285 AUD per $1.00), contract (the "Victoria TTA contract") to deliver a public transit ticketing system for the State of Victoria. The Victoria TTA contract has a term of approximately twelve years, including two years of development work, referred to as the Build phase, and ten years of operation and maintenance, referred to as the Operate phase. The Build phase represents the development and implementation of the comprehensive solution including hardware, card distribution and software. The Operate phase represents the maintenance of the software, hardware and comprehensive solution, refurbishments and replacements, hosting and management of the subcontractors. Keane has established and is leading a consortium of four transit and technology experts to design, build, implement, and maintain a micropayment smartcard technology system and related equipment for the TTA. Keane's consortium includes automatic fare collection specialists Ascom, ERG, and Giesecke & Devrient Australasia ("G&D"). See Note 2 "SIGNIFICANT CONTRACTS" in the notes to the accompanying consolidated financial statements for further detail on the terms of the Victoria TTA contract.

        With the entrance into the Transportation Ticketing Solution market in 2005 as a result of our winning the Victoria TTA contract, we have determined that the economic characteristics of the services and the distinct client base would require a separate reportable segment. See Note 17 "SEGMENT INFORMATION" in the notes to the accompanying financial statements for further discussion.

STRATEGY

        Our goal is to be recognized as one of the world's premier business process and IT service providers by our clients, employees, and shareholders. We believe that we can achieve this goal by helping clients transform their IT and business operations through the consistent delivery of high-value consulting, development, and outsourcing services. Specifically, we believe that applications services and business process services are large and synergistic growth markets, and that a significant business trend is corporations leveraging Application Outsourcing, BPS, and global delivery to achieve meaningful cost reductions and business improvement. We believe that our depth of capability in each of these areas, along with our vertical expertise, strong client relationships and process management capabilities, position us well to capitalize on this market opportunity.

        In support of this evolution in market demand, we are migrating Keane's organizational structure from a geographic network of local branches to an integrated global matrix, which we have termed "One Keane." In the future we plan to align client relationships and business development activities by geographic region, but business solutions will be designed and delivered by integrated global Business Lines and Vertical Practices. We believe that this new organization better positions Keane to deliver high-value, transformational solutions that bundle vertical expertise, business process and applications services, intellectual property through a technology platform or a proprietary reference architecture, and cost effective global delivery. Moreover we expect it will increase Keane's flexibility and scalability, eliminate redundancy and excess costs, and improve the career growth opportunities that we offer our employees.

        Each of Keane's six major strategic priorities for 2006 is aligned with the "One Keane" initiative:

Achieve sustainable revenue and earnings growth in order to build per share value.

        Our objective is to achieve long-term revenue expansion by growing our Application Outsourcing, AD&I and BPS businesses, as well as by leveraging our strong position in less cyclical industries such as healthcare and in the public sector. We seek to increase our operating margins by improving billing rates and utilization, and increasingly leveraging lower-cost offshore resources in providing services to our clients. We strive to effectively manage our working capital, most notably Days Sales Outstanding ("DSO"), and capital spending in order to generate strong operating cash flow. We plan to use excess cash to complete attractive acquisitions and to continue to repurchase shares of our common stock from time-to-time.

Rapidly grow our global delivery capabilities.

        Global delivery has become an important component of our clients' overall sourcing strategies. Use of nearshore and offshore delivery enables clients to access a large pool of cost-effective technical personnel, while enhancing productivity by taking advantage of time differences among Keane delivery centers around the world. As a result, global delivery capability is critical for success in today's IT services market. Over the past several years, we have significantly enhanced our global delivery capabilities, and now operate four offshore development centers in India and two nearshore development centers in Canada. During 2006, we expect to further invest in our India and Canada operations in order to support anticipated acceleration in client demand for lower cost delivery resources.

Build scale and market share in growing Business Process Services market.

        We entered the BPS market in October 2003 through our majority investment in Keane Worldzen, which provides clients with high-value business consulting and business process outsourcing, including process optimization and transaction outsourcing. We believe that client demand for transformational business process outsourcing, often bundled with applications outsourcing, represents a significant future growth opportunity. As a result, in 2006, we plan to invest in additional capability and scale in our BPS operations, both through Keane Worldzen and potential additional investments.

Build a flexible, adaptable, and cost-effective organization to anticipate client and marketplace demands.

        The dynamic nature of the IT and business process marketplace requires real-time market insight and the ability to rapidly respond to changing client demands. In 2006, as part of our One Keane initiative, a key Keane priority is to improve the flexibility of our internal organization and operating model, so that Keane's sales, delivery and support teams are able to respond and adapt more quickly to market demands. We also believe that the improved alignment and effectiveness of Keane's internal organization will provide our employees with increased opportunities for challenging work, career growth, and improved overall employee satisfaction, and improve Keane's standing as a choice employer. We expect that, over the long term, this organizational model will drive cost efficiencies, and will result in a more competitive go-to-market cost structure.

Continue to build compelling value propositions for our clients, leveraging vertical expertise and superior technical solutions.

        We seek to deliver integrated solutions, incorporating innovative application of technology and solutions development expertise. In addition, we feel that deep industry knowledge is increasingly an important strategic differentiator as clients decide to outsource a broader portfolio of IT and business initiatives. Accordingly, in 2006 we plan to invest in building further expertise in the financial services, insurance, healthcare, and public sector verticals, and in developing integrated business solutions. We believe this will enable Keane to go beyond simply delivering cost and performance improvements to our clients and allow us to deliver transformational business benefits.

Enhance growth and market positioning through mergers and acquisitions.

        Our long-term growth strategy includes both a strong focus on organic expansion and enhanced growth through mergers and acquisitions ("M&A"). In 2003, 2004, and 2005, we acquired several companies that met specific strategic criteria, including enhancing Keane's capabilities and client relationships. In 2006, we will continue to proactively focus resources on identifying, evaluating, and, when appropriate, consummating M&A transactions that have the potential to create long term per share value. We proactively target applications services and business process outsourcing firms that provide scale and/or are additive to Keane's strategic positioning.

COMPETITION

        The IT services market is highly competitive and driven by continual changes in client business requirements and advances in technology. Our competition varies by the type of service provided and by geographic markets.

        We compete with traditional players in the IT services industry, including large integrators (such as Accenture, Electronic Data Systems, Computer Sciences Corporation, IBM Global Services, and Perot Systems); offshore solution providers, including Wipro and Infosys; IT solutions providers (such as Sapient Corporation, BearingPoint, and Ciber); and management consulting firms (such as McKinsey and Booz Allen). Some of these competitors are larger and have greater financial resources than we do.

        We believe that competition in the IT services industry is based on a firm's ability to deliver integrated solutions that best meet the needs of clients, provide competitive pricing, develop strong client relationships, generate recurring revenue, and offer flexible delivery options. We believe that we compete favorably with respect to these factors.

CLIENTS

        Our clients consist primarily of Global 2000 organizations, government agencies, and healthcare organizations. These organizations generally have significant IT budgets and frequently depend on service providers for outsourcing services.

        In 2005, we derived our revenue from the following industry groups:

Industry	Percentage of Revenue
Financial services	32.9%
Healthcare	19.0
Government	18.7
Manufacturing	12.6
Other	7.1
High Technology/Software	3.8
Retail/Consumer goods	3.8
Energy/Utilities	2.1

        Our 10 largest clients, including various agencies of the Federal Government, accounted for approximately 30.9%, 35.9%, and 35.6% of our total revenues during the years ended December 31, 2005, 2004, and 2003, respectively. Our two largest clients during 2005 were the various agencies of the Federal Government and a leading insurance provider, with approximately 9.8% and 5.4% of our total revenues in 2005, respectively. Our two largest clients during 2004 and 2003 were the various agencies of the Federal Government and PacifiCare Health Systems, Inc. ("PacifiCare"), with approximately

9.4% and 5.3% of our total revenues in 2004, respectively, and approximately 9.2% and 6.5% of our total revenues in 2003, respectively. A significant decline in revenue from the various agencies of the Federal Government and a leading insurance provider would have a material adverse effect on our total revenue. With the exception of the various agencies of the Federal Government, a leading insurance provider, and PacifiCare, no single client accounted for more than 4.0% of our total revenues during any of the three years ended on or before December 31, 2005.

        In accordance with industry practice, many of our orders are terminable by either the client or us on short notice. Moreover, any and all orders relating to the Federal Government may be subject to renegotiation of profits or termination of contract or subcontractors at the election of the Federal Government. We had orders at December 31, 2005 and 2004 of approximately $776.6 million and $600.4 million, respectively, representing backlog for the fiscal years ended December 31, 2006 and 2005, respectively. Because our clients can cancel or reduce the scope of their engagements on short notice, we do not believe that backlog is a reliable indication of future business.

SALES, MARKETING, AND ACCOUNT MANAGEMENT

        We market our services and software products through our direct sales force, which is based close to our clients in regional field offices. Our account executives are vertically aligned, and are assigned to a limited number of accounts so they can develop an in-depth understanding of each client's individual needs and form strong client relationships. We believe that Keane's existing clients collectively represent a significant future growth opportunity. Accordingly, we have assigned certain of our account representatives solely to these clients; these account executives identify IT and business services needs and lead the development of solutions that meet these requirements. They also ensure that clients receive responsive service that achieves their objectives. In addition, we have identified a specialized team of account executives focused solely on identifying opportunities and leading solution development for companies that are not currently Keane clients. All account executives receive training in our sales processes and service offerings and are supported by enterprise knowledge management systems in order to efficiently share organizational learning. Account executives collaborate with our vertical practices, other regional offices, and our offshore team as needed to address specialized client requirements.

        We focus our marketing efforts on organizations with significant IT budgets and recurring software development and outsourcing needs. We maintain a corporate branding campaign focused on communicating our value proposition of reliably delivering application solutions with quantifiable business results. These branding efforts are actively executed through multiple channels.

EMPLOYEES

        As of December 31, 2005, we had 9,586 total employees, including 8,208 business and technical professionals whose services are billable to clients. This includes a base of 2,626 employees in India, including our Keane Worldzen operations. We sometimes supplement our technical staff by utilizing subcontractors, which as of December 31, 2005, consisted of 646 full-time professionals.

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

        We have change in control and/or employment agreements with each executive officer. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

ITEM 1A.    RISK FACTORS

        The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

        Our "One Keane" transformation initiative may not be successfully implemented, which could materially affect our results of operations.    We have recently undertaken the early stages of a multi-faceted internal reorganization, which we call the "One Keane Transformation." Our goals in implementing the One Keane Transformation include: the replacement of our current regional operations structure with an overlapping structure including regional client relationship organizations, delivery organizations based on business lines (such as applications services and business transformation services) and vertical industry expertise (including financial and health care) and global shared services for sales and human resources, aimed at lowering cost. We expect that the One Keane Transformation will be an ongoing process over the next 12-24 months and will touch all areas of Keane, requiring significant internal resources, including significant attention from our management. If we are unable to successfully implement the One Keane Transformation, or a successful implementation that does not achieve our stated objectives, it could result in loss of employee morale, an inability to lower our delivery costs and compete in the global market, and could materially affect our results of operations.

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

        We continue to position ourselves to achieve increasing percentages of revenues and growth through outsourcing. If we are successful in obtaining new outsourcing contracts, we may experience increased pressure on our overall margins during the early stages of these contracts.    This could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions. If we were to receive a higher concentration of our revenues from a smaller number of clients, our revenues could decrease significantly if one or more of these clients decreased their spending with us. Outsourcing contracts are generally long-term contracts that require additional staffing in the initial phases of the contract period, which often results in lower gross margins at the beginning of these contracts.

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

        The termination of a contract by a significant client could reduce our revenue and profitability or adversely affect our financial condition.    Our five largest clients, excluding the Federal Government, accounted for approximately 19.6% of our revenue for the year ended December 31, 2005, although no individual client accounted for more than 5.4% of our total. The various agencies of the Federal Government represent our largest client, accounting for approximately 9.8% of the total revenue for the year ended December 31, 2005. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty. In addition, contracts with the Federal Government contain provisions and are subject to laws and regulations that provide the Federal Government with rights and remedies not typically found in commercial contracts. Among other things, the Federal Government, as well as other public sector clients, may terminate contracts with short notice, for convenience and may cancel multi-year contracts if funds become unavailable. When contracts are terminated, our revenue may decline and if we are unable to eliminate associated costs in a timely manner, our profitability may decline. For the year ended December 31, 2005, approximately 18.7% of our revenue was from public sector clients, including U.S. Federal, state, and local governments and agencies. Often government spending programs are dependent upon the budgetary capability to support such programs. Most states must operate under a balanced budget. As a result of such budget and deficit considerations, our existing and future revenues and profitability could be adversely affected by reduced government IT spending.

        Our engagement with Melbourne, Victoria Transport Ticketing Authority, or Victoria TTA contract, exposes us to a number of different risks inherent in such long-term, large-scale, fixed-fee projects.    We have been awarded a contract to perform services in relation to the development, operation and maintenance of a public transport ticketing system for the state of Victoria, Australia. This engagement will require significant management attention and financial resources, and could adversely affect our results of operations in a number of ways. These include:

  •
  initial costs could potentially result in lower operating margins for the project in the beginning stages;

  •
  difficulties and costs of staffing and managing complex projects and operations in a new geographic market place;

  •
  dependence on subcontractors and potential subcontractor non-performance;

  •
  at certain times, the TTA may terminate the Victoria TTA contract for convenience, subject to certain termination fees and for events of default, subject to Kamco's right to cure;

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

        Unfavorable government audits could require us to refund payments we have received, to forego anticipated revenue, and could subject us to penalties and sanctions.    The government agencies we contract with generally have the authority to audit and review our contracts with them. As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations, and standards. If the audit agency determines that we have improperly received reimbursement, we would be required to refund any such amount. If a government audit uncovers improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or disqualification from doing business with the government. Any such unfavorable determination could adversely impact our ability to bid for new work.

        We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.    In recent years, we have grown significantly through acquisitions. From January 1, 1999 through December 31, 2005, we completed 17 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $429.2 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

        We have recorded a significant amount of goodwill and other intangible assets resulting from our acquisitions. We review our goodwill and identifiable assets for impairment in accordance with SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," and SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated future cash flows of the reporting units related to the underlying assets are not sufficient to support the carrying value of the associated underlying assets, we may be required to record impairment charges related to goodwill and other intangible assets. Any material loss resulting from an impairment charge could have a material adverse effect on our results of operations. As of December 31, 2005, our goodwill totaled $314.5 million, customer lists totaled $41.1 million, and other intangibles assets totaled $6.2 million.

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

        We conduct business in the UK, Canada, India, and Australia, which exposes us to a number of difficulties inherent in international activities.    As a result of our acquisition of a controlling interest in Keane Worldzen in October 2003 and the acquisition of SignalTree Solutions in March 2002, we now have four software development facilities in India. As of December 31, 2005, we had approximately 2,298 technical professionals in the region, including Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

        If we fail to manage our geographically-dispersed organization, we may fail to meet or exceed our financial objectives and our revenues may decline. We perform development activities in the U.S., Canada, India, and Australia, and have offices throughout the U.S., UK, Canada, India, and Australia. This geographic dispersion requires us to devote substantial management resources that locally based competitors do not need to devote to their operations.

        Our operations in the UK, Canada, India, and Australia are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation, and other difficulties in managing operations overseas. We may not be successful in managing our international operations.

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

        Our growth could be limited if we are unable to attract and retain personnel in the information technology and business consulting industries.    We believe that our future success will depend in large part on our ability to continue to attract and retain highly-skilled technical and management personnel. The competition for such personnel is intense, including attracting and retaining qualified personnel in India. We may not succeed in attracting and retaining the personnel necessary to develop our business. If we do not, our business, financial condition, and results of operations could be materially adversely affected.

        We may be prohibited from repurchasing, and may not have the financial resources to repurchase, our 2.0% Convertible Subordinated Debentures due 2013 (our "Debentures") on the date for repurchase at the option of the holder or upon a designated event, as required by the indenture governing our Debentures, which could cause defaults under our senior revolving credit facility and any other indebtedness we may incur in the future.    The Debenture holders have the right to require us to repurchase all or a portion of their Debentures on June 15, 2008. The Debenture holders may also require us to repurchase all or a portion of their Debentures upon a designated event, as defined in the indenture governing the Debentures. If the Debenture holders elect to require us to repurchase their Debentures on any of the above dates or if a designated event were to occur, we may not have enough funds to pay the repurchase price for all tendered Debentures. We are currently prohibited under our senior revolving credit facility from repurchasing any Debentures if a designated event were to occur. We may also be prohibited under any indebtedness we may incur in the future from purchasing any Debentures prior to their stated maturity. In these circumstances, we will be required to repay all of the outstanding principal of, and pay any accrued and unpaid interest on, such indebtedness or to obtain the requisite consents from the holders of any such indebtedness to permit the repurchase of the Debentures. If we are unable to repay all of such indebtedness or are unable to obtain the necessary consents, we will be unable to offer to repurchase the Debentures, which would constitute an event of default under the indenture for the Debentures, which itself could constitute a default under our senior revolving credit facility or under the terms of any future indebtedness that we may incur. In addition, the events that constitute a designated event under the indenture for the Debentures are events of default under our senior revolving credit facility and may also be events of default under other indebtedness that we may incur in the future.

        We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures.    Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of December 31, 2005, we had approximately $189.6 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive office as of December 31, 2005, was located at 100 City Square, Boston, Massachusetts 02129, in an approximately 95,000 square foot office building which is leased from Gateway Developers LLC ("Gateway LLC"). John Keane Family LLC is a member of Gateway LLC. The members of John Keane Family LLC are trusts for the benefit of John F. Keane, Chairman of the Board of Directors of Keane, and his immediate family members. See Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

        As of December 31, 2005, we leased and maintained sales and support offices in approximately 70 locations in North America, the UK, Australia, and India. The aggregate annual rental expense for all of our facilities, including our sales and support offices, was approximately $17.9 million in 2005. For additional information regarding our lease obligations, see Note 16 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various litigation and legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:        The executive officers and directors of Keane as of March 3, 2006 are as follows:

Name	Committee	Age	Position
John F. Keane		74	Chairman of the Board and Director
Brian T. Keane		45	President, Chief Executive Officer, and Director
John J. Leahy		47	Executive Vice President of Finance and Administration and Chief Financial Officer
Robert B. Atwell		57	Senior Vice President
Russell J. Campanello		50	Senior Vice President
Georgina L. Fisk		37	Vice President
Richard S. Garnick		45	President North American Services
Raymond W. Paris		68	Senior Vice President
Laurence D. Shaw		44	Senior Vice President
Lawrence P. Begley	(1)(3)	50	Director
Maria A. Cirino	(2)(3)	42	Director
John H. Fain	(1)(3)	57	Director
Philip J. Harkins	(2)(3)	58	Director
Winston R. Hindle, Jr.	(1)(3)	75	Director
John F. Keane, Jr.		46	Director
John F. Rockart	(1)(2)	74	Director
James D. White	(2)(3)	45	Director

(1)
Audit Committee

(2)
Compensation Committee

(3)
Nominating and Corporate Governance Committee

        Officers of Keane serve at the discretion of our Board of Directors.

        Our directors are elected to serve in classes as follows:

    Class I—term expires at our 2008 annual meeting of stockholders:

      Maria A. Cirino
      John F. Keane, Jr.
      James D. White

    Class II—term expires at our 2006 annual meeting of stockholders:

      Lawrence P. Begley
      Philip J. Harkins
      Winston R. Hindle, Jr.
      Brian T. Keane

    Class III—term expires at our 2007 annual meeting of stockholders:

      John H. Fain
      John F. Keane
      John F. Rockart

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

        Mr. Brian Keane joined Keane in 1986 and has served as Keane's President and Chief Executive Officer since November 1999 and as a director of Keane since May 1998. From September 1997 to November 1999, Mr. Keane served as Executive Vice President and a member of the Office of the President of Keane. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President of Keane. From July 1992 to December 1994, Mr. Keane served as a Business Area Manager, and from January 1990 to July 1992, he served as a Branch Manager. Mr. Keane is a trustee of the Boston Museum of Science, as well as an overseer of the Boys and Girls Club of Boston and the Boston Symphony Orchestra. Brian Keane is a son of John Keane, the founder, and Chairman of Keane, and the brother of John Keane, Jr., a director.

        Mr. Leahy joined Keane in August 1999 as Senior Vice President of Finance and Administration and Chief Financial Officer. During 2005, Mr. Leahy was promoted to Executive Vice President of Finance and Administration and Chief Financial Officer. From 1982 to August 1999, Mr. Leahy was employed by PepsiCo, Inc., a multinational consumer products corporation, during which time he held a number of positions, serving most recently as Vice President of Business Planning and Development for Pepsi-Cola International.

        Mr. Atwell initially joined Keane in 1974 and held a number of positions through 1986. Mr. Atwell left Keane from 1986 to 1991. In 1991, Mr. Atwell rejoined Keane when we acquired a branch of Broadway and Seymour, a regional applications services company where Mr. Atwell was serving as Vice President. Since that time, Mr. Atwell has held several positions with Keane and has held the position of Senior Vice President since 1999.

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

        Mr. Garnick joined Keane in September 2005 as President of North American Services. From September 1999 to September 2001, Mr. Garnick was Chairman and Chief Executive Officer of Global Digital Media, a technology company. From September 2001 to August 2005, Mr. Garnick served as Chief Executive-Americas & Enterprise Application Service at Wipro Technologies, an IT solutions and services provider.

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

        Mr. Begley has served as a director of the Company and the audit committee financial expert since March 2005. Mr. Begley has served as an independent financial consultant since May of 2001. From March 2000 to May 2001, Mr. Begley served as Executive Vice President, Chief Financial Officer and

Treasurer of CCBN.com. From November 1999 to February 2000, he was Executive Vice President, Chief Financial Officer, and director of Razorfish, Inc. From 1996 to November 1999, Mr. Begley served as Executive Vice President, Chief Financial Officer, and director of iCube, Inc., a systems integration company, which was acquired by Razorfish, Inc. in November 1999. Mr. Begley is a director of MTI Technology Corporation, a global provider of storage, storage management, and data protection.

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

        Mr. Hindle has served as a director of Keane since February 1995. Mr. Hindle is currently retired. From September 1962 to July 1994, Mr. Hindle served as a Vice President and, subsequently, Senior Vice President of Digital Equipment Corporation, a computer systems and services firm. Mr. Hindle is also a director of Mestek, Inc., a public company that manufactures and markets building and industrial products.

        Mr. John Keane, Jr. has served as a director of Keane since May 1998. From its founding in July 2000 until April 2005, Mr. Keane was President and Chief Executive Officer of ArcStream Solutions, Inc., ("ArcStream") a consulting and systems integration firm focusing on mobile and wireless solutions. We acquired certain assets of ArcStream in April 2005. See Note 7 "BUSINESS ACQUISITIONS" for further discussion on the terms of the acquisition. From September 1997 to July 2000, he was Executive Vice President and a member of the Office of the President of Keane. From December 1996 to September 1997, he served as Senior Vice President. From December 1994 to December 1996, he was an Area Vice President. From January 1994 to December 1994, Mr. Keane served as a Business Area Manager. From July 1992 to January 1994, he acted as manager of Software Reengineering, and from January 1991 to July 1992, he served as Director of Corporate Development. John Keane, Jr. is a son of John Keane, the founder and Chairman of Keane, and the brother of Brian Keane.

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

        Mr. White has served as director of Keane since February 2004. From July 2002 to October 2005, Mr. White was the Senior Vice President of Business Development for The Commercial Operations North America of The Gillette Company. Since October 2005, Mr. White has held the position of Senior Vice President, Corporate Brands, at Safeway, Inc., a large food and drug retailer in North America. From June 1986 to May 2002, Mr. White was employed by Nestlé, during which time he held a number of positions, serving most recently as the Vice President of Customer Interface for Nestlé Purina Pet Care Company.

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

        Non-employee directors are also eligible to receive stock options under our stock incentive plans. During 2005, we did not grant stock options to non-employee directors, other than the initial stock option grant or the annual stock option grant discussed above. Directors who are officers or employees of Keane do not receive any additional compensation for their services as directors.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our authorized capital stock consists of 200,000,000 shares of common stock, $.10 par value per share, 503,797 shares of Class B common stock, $.10 par value per share, and 2,000,000 shares of preferred stock, $.01 par value per share. As of March 3, 2006, there were 58,192,415 shares of common stock outstanding and held of record by approximately 2,128 registered stockholders and no shares of Class B common stock or preferred stock outstanding. Effective February 1, 2004, each share of our Class B common stock, $.10 par value per share, was automatically converted into one share of common stock.

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

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

        We began trading our common stock on the NYSE under the symbol "KEA" on October 30, 2003. The following table sets forth, for the periods indicated, the high and low sales price per share as reported by NYSE.

Stock Price
Period	High	Low
2005
First Quarter	$14.51	$12.60
Second Quarter	13.93	11.35
Third Quarter	14.11	11.01
Fourth Quarter	11.60	10.05
2004
First Quarter	$18.20	$14.00
Second Quarter	16.44	12.68
Third Quarter	15.67	12.70
Fourth Quarter	16.39	14.52

        The closing price of our common stock on the NYSE on March 3, 2006 was $13.30.

        We have not paid any cash dividend since June 1986. We currently intend to retain all of our earnings to finance future growth and therefore do not anticipate paying any cash dividend in the foreseeable future. Our $200.0 million credit facility with a syndicate of banks contains restrictions that may limit our ability to pay cash dividends in the future.

        The following table provides information about purchases by Keane during the three months ended December 31, 2005 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
	(a)	(b)	(c)	(d)
10/01/05-10/31/05	590,480	$10.85	590,480	3,000,000
11/01/05-11/30/05	—	$—	—	3,000,000
12/01/05-12/31/05	446,100	$10.54	446,100	2,553,900
Total:	1,036,580	$10.72	1,036,580	2,553,900

(1)
On June 14, 2005, we announced the approval by our Board of Directors of the repurchase of 3.0 million shares of our common stock pursuant to a stock repurchase program ("the June 2005 Program"). The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. We repurchased all of the shares under the June 2005 Program as of October 19, 2005.

(2)
On October 25, 2005, we announced the approval by our Board of Directors of the repurchase of 3.0 million shares of our common stock pursuant to a stock repurchase program ("the October 2005 Program"). The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. Unless terminated earlier by resolution of our Board of Directors, the October 2005 Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or October 25, 2006.

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Years ended December 31,	2005	2004	2003	2002	2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Revenues	$955,855	$911,543	$804,976	$873,203	$779,159
Operating income	50,982	51,433	42,180	10,357	19,753
Net income (1)	33,426	32,282	29,222	8,181	17,387
Basic earnings per share	0.55	0.52	0.44	0.11	0.25
Diluted earnings per share (2)	$0.52	$0.48	$0.43	$0.11	$0.25
Basic weighted average common shares outstanding	60,540	62,601	65,771	74,018	68,474
Diluted weighted average common shares and common share equivalents outstanding (2)	69,281	71,807	70,817	74,406	69,396
Balance Sheet Data:
Cash, restricted cash and marketable securities	$169,111	$199,152	$206,136	$68,255	$129,243
Total assets	807,294	805,535	793,101	685,674	679,903
Total debt (3)	189,626	190,952	193,371	45,647	15,357
Stockholders' equity	440,612	461,703	458,132	490,584	529,173
Book value per share	$7.58	$7.42	$7.20	$7.06	$7.00
Number of shares outstanding	58,135	62,184	63,629	69,521	75,509
Financial Performance:
Revenue growth (decline)	4.9%	13.2%	(7.8)%	12.1%	(10.6)%
Net margin	3.5%	3.5%	3.6%	0.9%	2.2%

(1)
Net income for 2005 includes a $3.5 million reduction to our tax reserves due to the expiration of certain statutes of limitation and changes in estimates. Net income for 2004 includes an adjustment recorded in the Fourth Quarter of 2004 for an additional deferred tax asset totaling approximately $2.2 million and a corresponding decrease to the provision for income taxes. See Note 15 "INCOME TAXES" in the notes to the accompanying consolidated financial statements for further discussion. Net income for 2003 includes a $7.3 million, $4.4 million after tax, favorable judgment in an arbitration award proceeding related to damages for breach of an agreement between Signal Corporation and our Federal Systems subsidiary.

(2)
Reflects the adoption of Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" for the years ended December 31, 2005, 2004, and 2003, in which the Debentures were outstanding. See Note 13 "EARNINGS PER SHARE" in the notes to the accompanying consolidated financial statements for further discussion.

(3)
Includes $39,545, $40,042, $40,500, $40,888, and $13,000 in accrued building costs for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this annual report.

OVERVIEW

        Our goal is to be recognized as one of the world's premier business process and IT service providers by our clients, employees, and shareholders. We believe that we can achieve this goal by helping clients transform their IT and business operations through the consistent delivery of high-value consulting, development, and outsourcing services. Specifically, we believe that applications services and business process services are large and synergistic growth markets, and that a significant business trend is corporations leveraging Application Outsourcing, BPS, and global delivery to achieve meaningful cost reductions and business improvement. We believe that our depth of capability in each of these areas, along with our vertical expertise, strong client relationships, and process management capabilities, position us well to capitalize on this market opportunity.

        In support of this evolution in market demand, we are migrating Keane's organizational structure from a geographic network of local branches to an integrated global matrix, which we have termed, "One Keane." In the future, we plan to align client relationships and business development activities by geographic region, but business solutions will be designed and delivered by integrated global Business Lines and Vertical Practices. We believe that this new organization better positions Keane to deliver high-value, transformational solutions that bundle vertical expertise, business process and applications services, intellectual property through a technology platform or a proprietary reference architecture, and cost effective global delivery. Moreover, we expect it will increase Keane's flexibility and scalability, eliminate redundancy and excess costs, and improve the career growth opportunities that we offer our employees.

Components of Revenues

        We seek to help clients improve their business and IT effectiveness. We classify our service offerings into the following three categories: Outsourcing, Development & Integration, and Other IT Services.

        Outsourcing:    Our outsourcing services include Application and Business Process Outsourcing. Our Application Outsourcing services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. Under our Application Outsourcing service offering, we assume responsibility for managing a client's business applications with the goal of instituting operational efficiencies that enhance flexibility, free up client personnel resources, and achieve higher user satisfaction. We enter into large, long-term contracts for the provision of Application Outsourcing services, which generally do not require any capital outlay by us. These contracts usually span three to five years with the ability to renew. We typically receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. However, because our clients typically have the ability to reduce services under their contracts, our monthly fees may be reduced from the stated contract amounts. Outsourcing services also includes ongoing maintenance related to the product sales for our Healthcare Solutions Division.

        Through our global delivery model we can offer clients the flexibility and economic advantage of allocating work among a variety of delivery options. These include onsite at a client's facility, nearshore in Halifax, Nova Scotia, and Toronto, Ontario, and offshore at one of our four development centers in India. This integrated, flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new Application Outsourcing engagements. The distribution of work across multiple locations is typically based on a client's cost, technology, and risk management requirements.

        Our BPS are provided by our majority owned subsidiary, Keane Worldzen, which we acquired on October 17, 2003. Keane Worldzen specializes in providing BPS services to clients with complex processes in the financial services, insurance, and healthcare industries, and to clients with back-office processes in several industries. Keane Worldzen's BPO services are designed to reduce the cost and increase the efficiency of our clients' business transactions, enabling companies to focus on their more profitable activities and avoid the distraction of non-core back-office processes. Keane Worldzen provides these low-cost, high-value outsourcing services from operations in both the U.S. and India.

        Development & Integration:    As application software becomes more complex, it requires sophisticated integration between front-end and back-end systems to enhance access to critical corporate data, enable process improvements, and improve client service. Many of our Development & Integration projects focus on solutions for the integration of enterprise applications, supply chain, and client service problems. We also provide Development & Integration services to the public sector, which includes agencies within the U.S. Federal Government, various states, and other local government entities. Additionally, our Healthcare Solutions Division provides software solutions and integration support to both acute and long-term care providers.

        Other IT Services:    Other IT Services are primarily comprised of IT consulting, project management, and supplemental staff engagements that are principally billed on a time and materials basis.

        Global economic and political conditions may cause companies to be cautious about increasing their use of consulting and IT services, but we continue to see a demand for our services. We continue to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on revenues. We also experience wage inflation, primarily in India, as the demand for those resources increases. In order for us to remain successful in the near term, we must continue to maintain and grow our client base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities. In the current economic environment, we must provide our clients with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a more steady demand for our services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins for 2006 and over the longer term.

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

        We believe that our deep industry knowledge differentiates us from our competitors, allowing us to go beyond simply delivering cost and performance improvements to our clients, and allowing us to deliver transformational business benefits and, ultimately, help grow our business and integrate our comprehensive capabilities.

Components of Operating Expenses

        The primary categories of our operating expenses include: salaries, wages, and other direct costs; selling, general, and administrative expenses; and amortization of intangible assets. Salaries, wages, and other direct costs are primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor, and other personnel costs, and other non-payroll costs. Selling expenses are driven primarily by business development activities and client targeting, image-development and branding activities. General and administrative expenses primarily include costs for non-client facing personnel, information systems, and office space, which we seek to manage at levels consistent with changes in the activity levels in our business. We continue to anticipate changes in demand for our services and to identify cost management initiatives to balance our mix of resources to meet current and projected future demand in our markets. We will also continue to use our global sourcing as part of our cost-effective delivery model.

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

NEW CONTRACT BOOKINGS

        New contract bookings for the year ended December 31, 2005 were approximately $1.4 billion, an increase of $268.4 million, or 24.4%, over new contract bookings of $1.1 billion for the year ended December 31, 2004. New contract bookings for the year ended December 31, 2005 include the $367.0 million Victoria TTA contract with the State Government of Victoria, Australia; $256.9 million of the Victoria TTA contract is included in Outsourcing bookings and $110.1 million of the Victoria TTA contract is included in Development & Integration bookings. For the year ended December 31, 2005, Outsourcing bookings increased 25.7% to $722.7 million, Development & Integration bookings increased 113.1% to $266.0 million, and Other IT bookings decreased 5.2% to $378.7 million compared to the same period in 2004.

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

Revenue Recognition

        We derive our revenues from the sale of professional services, software licenses, software maintenance, and equipment. We derive the majority of our revenues from the sale of professional services, which are recognized on a time and materials basis and proportional performance and represented approximately 94%, 93% and 92% of total revenues for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, we recognize revenue from the sale of software licenses, maintenance and equipment through our Healthcare Solutions Division, which represented approximately 6%, 7% and 8% of total revenues for the years ended December 31, 2005, 2004, and 2003, respectively. In accordance with Staff Accounting Bulletin ("SAB") No. 104 ("SAB 104"), "Revenue Recognition," we recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. We consider a non-cancelable fully executed agreement or client purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon completion of services rendered or transfer of product title to the client. We consider the fee to be fixed or determinable if the fee is not subject to adjustment, or if we have not granted extended payment terms to the client. We consider collection to be probable if our internal credit analysis indicates that the client will be able to pay amounts as they become due under the arrangement.

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

        For our sales arrangements that contain multiple revenue elements, such as software licenses, professional services and software maintenance, we first determine whether the arrangement is within the scope of Emerging Issues Task Force ("EITF") EITF No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables", Statement of Position ("SOP") SOP 97-2 ("SOP 97-2"), "Software Revenue Recognition," SOP 97-2 or SOP 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We recognize revenue on arrangements with multiple deliverables as separate units of accounting only if certain criteria are met. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of all remaining undelivered elements in the arrangement. We allocate the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting or using the residual method. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. If such criteria are not met, then all deliverables are accounted for as a single unit of accounting whereby all revenue is recognized based on the accounting applicable to the last element to be delivered.

        Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each undelivered element based on the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Revenue allocated to the software license is based on the residual method in accordance with SOP 97-2 and SOP 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", under which revenue equal to the fair value of professional services and software support is allocated to those items and recognized as revenue as those items are delivered. Any residual or remaining portion of the total arrangement fee is then allocated to the delivered software license. We generally recognize software maintenance fees on installed products on a pro-rated basis over the term of the agreement. Revenue is recognized for each element when each of the aforementioned revenue recognition criteria has been met.

        Key factors in determining revenue recognition for multiple element arrangements, including software and software-related services are management assessments that installation services are essential to the functionality of the software. We evaluate revenue recognition for these types of arrangements on a contract-by-contract basis as the terms of each arrangement vary. If the services are essential to the functionality of the software, payment of the license fees and are dependent upon the performance of the services, the arrangement includes milestones or client specific acceptance criteria or the services include significant modification or customization of the software, then both the software license and services are recognized under SOP 81-1. Generally, these agreements contain milestone provisions that vary by contract but relate to code load, installation, commencement of training, and demonstration that the software performs the functions requested by the client. The milestones approximate progress to complete based upon input measures. We utilize client acceptance of contract milestones in order to track progress to completion.

        Under EITF 00-21, in order to account for the deliverables within a contract separately, all delivered items must have standalone value, the vendor must have objective and reliable evidence of fair value of the undelivered item(s), and if the client has a general right of return relative to the delivered item, delivery or performance of the undelivered items must be probably and substantially within the vendor's control. We have concluded that objective evidence of fair value does not exist for all of the elements within the Victoria TTA contract. Accordingly, each of the elements cannot be separated into multiple units of accounting and therefore, must be accounted for as a single unit of accounting. As a result, we are deferring all revenues and costs directly associated with the delivery of services during the two years of development work, referred to as the Build phase, and we will recognize all revenues and direct costs for the contract over the period of the ten years of operation and maintenance, referred to as the Operate phase, currently estimated to begin in mid-2007.

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

Contract Costs

        Costs to deliver services are expensed as incurred, with the exception of set-up costs and the cost of certain construction and non-construction services for which the related revenues must be deferred under EITF 00-21 or other accounting literature. By analogy to SFAS No. 91 ("SFAS 91"), "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", deferred contract set-up costs may include costs incurred during the set-up phase of a client arrangement relating to employee transition, and relocation of key personnel. By analogy to FASB Technical Bulletin (As Amended) 90-1 ("FTB 90-1"), "Accounting for Separately Priced

Extended Warranty and Product Maintenance Contracts," we defer and subsequently amortize certain direct and incremental costs directly associated with the delivery of products and services related to activities that enable the provision of contracted services to clients. For contracts in which multiple elements are accounted for as a single unit of accounting, the direct and incremental costs directly associated with the delivery of products and services are deferred and recognized over the period revenues are recognized. We amortize deferred contract costs on a straight-line basis over the lesser of their estimated useful lives or the period in which it was determined we would recognize the associated revenue. Useful lives range from 3 years up to a maximum of the period when the associated revenue is recognized.

        We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related client contract. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, we record a charge is to reduce the carrying amount to equal projected future discounted cash flows.

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

Valuation of Goodwill

        We have recorded a significant amount of goodwill resulting from acquisitions. We account for goodwill and other intangible assets at their estimated fair values in accordance with SFAS No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets," which we adopted effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment testing. The impairment test involves the use of estimates related to the fair value of the business operations with which the goodwill is associated. Our reporting units consist of aggregated branches that have similar economic characteristics, share the benefit of goodwill, and for which results are regularly reviewed by business operations management. Our goodwill is allocated to these reporting units for impairment assessment. In performing our review of the recoverability of goodwill, we consider several factors, including the fair value of the reporting unit to which the goodwill is assigned. If, as a result of examining any of these factors, we conclude that the carrying value of the reporting unit's goodwill exceeds its estimated fair value, we will record an impairment charge and reduce the carrying value of the reporting unit to its estimated fair value.

        The estimate of fair value requires significant judgment. We estimate the fair value of the business operations using a discounted cash flow model based on the future annual operating plan of each reporting unit. This model determines the present value of the estimated cash flows of the reporting unit. Any loss resulting from an impairment test would be reflected in operating income in our consolidated statement of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. As of December 31, 2005, our goodwill totaled $314.5 million.

Valuation of Intangible Assets

        In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business. Other intangible assets include, among other things, client-related assets such as order backlog, client contracts, and client relationships. We account for other intangible assets at their estimated fair values in accordance with SFAS 142. Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates. In addition, these intangible assets are amortized over their estimated useful lives.

        We review our identifiable intangible assets for impairment in accordance with SFAS 144. In performing our review of the recoverability of other intangible assets, we consider several factors. These factors include the expected cash flows that an asset is expected to generate over its estimated economic life, whether there have been significant changes in legal factors or the overall business climate that could affect the underlying value of an asset or whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

        In determining whether an intangible asset is impaired, we must make assumptions regarding estimated future cash flows from the asset, intended use of the asset, and other related factors. If, as a result of examining the factors, we conclude that the carrying value of the other intangible assets exceeds its estimated fair value, we will record an impairment charge and reduce the carrying value of the asset to its estimated fair value. If the estimates or the related assumptions used to determine the value of the intangible assets change, we may be required to record impairment charges for these assets. As of December 31, 2005, our intangible assets totaled $47.2 million.

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

Stock-based Compensation

        We grant stock options for a fixed number of shares of our common stock to employees with an exercise price equal to the closing price of our common stock at the date of grant. We also grant restricted stock for a fixed number of shares to employees for a nominal purchase price.

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

        Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have recorded additional compensation expense and reduced net income by approximately $13.5 million, $4.9 million, and $5.5 million in 2005, 2004, and 2003, respectively. The stock-based compensation expense for 2005 includes the impact of the acceleration of certain Keane stock options granted prior to August 1, 2005 with an exercise price of $11.44 or greater. As a result of the acceleration, we would have had to record approximately $10.5 million in pretax non-cash compensation expense or approximately $8.7 million net of taxes in the Fourth Quarter of 2005.

        See "RECENT ACCOUNTING PRONOUNCEMENTS" for discussion on SFAS No. 123 (revised 2004) ("SFAS 123(R)") "Share-Based Payment," which was issued in December 2004 and is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance.

Restructuring

        We have recorded restructuring charges and reserves associated with restructuring plans approved by management in the last six years. As of January 1, 2003, we adopted SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan exists. These reserves include estimates pertaining to employee separation costs and real estate lease obligations. The reserve associated with lease obligations could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of our sub-lessees, market value of properties, and the ability to negotiate early termination agreements with lessors. While we believe that our current estimates regarding lease obligations are adequate, future events could require adjustments to these estimates. Based on the assumptions included in our analysis as of December 31, 2005, to the extent that we are unable to maintain all of our current, contractual subleases, we could incur an additional restructuring charge up to approximately $2.6 million. In addition, if we are able to negotiate early terminations of our operating leases or to obtain a subleasee, we would record a reduction to the restructuring liability and a corresponding expense reduction. In 2005 and 2004, we recorded a reduction to restructuring expense $0.6 million and $2.4 million, respectively, associated with early lease terminations and unanticipated subleases.

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

Pension Costs

        We have a foreign defined benefit plan that provides pension benefits to employees of our subsidiary located in the UK ("UK DBP"). The measurement of our pension obligation and costs is dependent on a variety of assumptions used by our actuary. These assumptions include estimates of the present value and timing of projected future pension payments to plan participants taking into consideration retirement rates and mortality rates. Assumptions used in determining projected benefit obligations and the fair values of plan assets for our UK DBP are evaluated periodically by management in consultation with outside actuaries and investment advisors. Changes in assumptions are based on relevant Company data. Critical assumptions, such as the discount rate used to measure the benefit obligations, the expected long-term rate of return on plan assets and healthcare cost projections, are evaluated and updated annually. Changes in these assumptions could have a material impact on the projected benefit obligations and the fair values of the plan assets, pension expense, and the required minimum liability. We have assumed that the expected long-term rate of return on plan assets will be 7.75%. At the end of each year, we determine the discount rate that reflects the current rate at which the pension liabilities could be effectively settled. This rate should be in line with rates for high quality, fixed-income investments available for the period to maturity of the pension benefits, and changes as long-term interest rates change. At December 31, 2005, we determined this rate to be 4.9%.

        During 2004, we closed the UK DBP to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." As a result, in 2004, we recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum pension liability of approximately $6.6 million as a non-cash adjustment through Accumulated other comprehensive loss in the accompanying consolidated balance sheets. In 2005, we recorded a net increase in the required minimum pension liability of approximately $2.8 million through Accumulated other comprehensive loss primarily due to lower investment yields on high quality corporate bonds. As of December 31, 2005 and 2004, the minimum pension liability was $15.3 million and $13.5 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. Expected employer contributions for 2006 are approximately $0.2 million. However, recent legislation in the UK could have a significant impact on the funding levels required under the UK DBP in the future. See Note 14 "BENEFIT PLANS" in the notes to the accompanying consolidated financial statements for further discussion. We are reviewing various alternatives regarding the structure of the UK Pension. Based upon information available to date, we believe the increase in future funding levels could range from approximately $1.0 million to approximately $2.0 million on an annual basis in 2006 and beyond.

CONSOLIDATED RESULTS OF OPERATIONS

2005 Compared to 2004

	REVENUES (Dollars in thousands)
	Years Ended December 31,				Increase (Decrease)
	2005	%	2004	%	$	%
Outsourcing	$506,548	53	$465,077	51	$41,471	8.9
Development & Integration	171,003	18	176,781	19	(5,778)	(3.3)
Other IT Services	278,304	29	269,685	30	8,619	3.2

Total	$955,855	100%	$911,543	100%	$44,312	4.9

Revenues

        Revenues for the year ended December 31, 2005 were $955.9 million, an increase of $44.3 million, or 4.9%, compared to revenues of $911.5 million for the year ended December 31, 2004. The increase in revenues compared to the year ended December 31, 2004 was partly due to revenues from netNumina Solutions, Inc. ("netNumina"), which we acquired on February 28, 2005, and higher revenues from new and existing clients, offset by decreases in revenues from PacifiCare and IBM, as discussed below, and the termination of a contract with a large client in the Third Quarter ended September 30, 2004. The increase was also due to the revenues associated with our acquisitions of Nims Associates, Inc. ("Nims"), which we acquired on February 27, 2004, and Fast Track Holdings Limited ("Fast Track"), which we acquired on July 13, 2004. See Note 7 "BUSINESS ACQUISITIONS" for a description of our acquired businesses.

        During the Fourth Quarter of 2004, both a large UK client and IBM notified us that they would be reducing their purchasing requirements. The reduction of purchasing requirements from the UK client reduced our total annual revenues by approximately $11.3 million in 2005. During the First Quarter ended March 31, 2005, IBM also notified us that Keane and other current vendor resources would be included in a proposal process for both current and future business. In July 2005, we decided to withdraw from our staff augmentation relationship with IBM. In the Third Quarter ended September 30, 2005, we sold our IBM business to another provider. These lower volumes from IBM and the sale of the business resulted in a revenue reduction for the year ended December 31, 2005 of approximately $21.7 million compared to the year ended December 31, 2004.

        We have concluded that objective evidence of fair value does not exist for all of the elements within the Victoria TTA contract. Accordingly, each of the elements cannot be separated into multiple units of accounting and therefore, must be accounted for as a single unit of accounting. As a result, we are deferring all revenues and costs directly associated with the delivery of products and services during two years of development work, referred to as the Build phase, and we will recognize all revenues and direct costs for the contract over the period of the ten years of operation and maintenance, referred to as the Operate phase, currently estimated to begin in mid-2007. In 2005, all revenues and direct and incremental costs associated with the delivery of products and services have therefore been deferred.

        Outsourcing.    Outsourcing service revenues for the year ended December 31, 2005 were $506.5 million, an increase of $41.5 million, or 8.9%, compared to the year ended December 31, 2004. The increase in Outsourcing service revenues compared to the year ended December 31, 2004 was partly due to revenues generated from new and existing clients from our application maintenance and BPO offerings, as well as revenues associated with netNumina. The increase reflects approximately $14.5 million of higher revenues generated by Nims in 2005 compared to 2004 and approximately $8.5 million of revenues associated with Nims due to a full twelve months of results in 2005. These increases in Outsourcing service revenues more than offsets lower revenues associated with PacifiCare, as discussed below, reductions from a large UK client and the termination of a contract with a large client in the Third Quarter ended September 30, 2004.

        PacifiCare, one of our largest clients, reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the contract value. We have provided services at or above the baseline levels set forth in the contract at agreed upon rates. Revenues from PacifiCare for the year ended December 31, 2005, were approximately $10.4 million lower than revenues from PacifiCare for the year ended December 31, 2004.

        On December 20, 2005, UnitedHealth Group Incorporated, an affiliate of United HealthCare Services, Inc. ("United HealthCare"), completed its acquisition of PacifiCare. On January 20, 2006, we entered into a 5-year master services agreement with United HealthCare Services, Inc. effective January 1, 2006. Simultaneously, we and PacifiCare terminated our Information Technology Services Agreement, dated January 11, 2002, effective January 1, 2006. Our original Information Technology Services Agreement with PacifiCare provided for an outsourcing arrangement with a ten-year term and $500 million in contract value. The remaining contract value under that agreement as of January 1, 2006 would have been approximately $226 million. As a result of the ending of the original agreement with PacifiCare we will receive a $10.1 million payment in two equal installments on July 30, 2006 and July 30, 2007. Under the new master services agreement with United HealthCare we will receive approximately $21 million for a specified level of services provided from January 1, 2006 through June 30, 2007.

        Development & Integration.    Development & Integration service revenues for the year ended December 31, 2005 were $171.0 million, a decrease of $5.8 million, or 3.3%, compared to the year ended December 31, 2004. The decrease was primarily due to lower revenues from our healthcare product and services and lower revenues from the large UK client.

        Other IT Services.    Other IT Services revenues for the year ended December 31, 2005 were $278.3 million, an increase of $8.6 million, or 3.2%, compared to the year ended December 31, 2004. The increase was primarily due to additional supplemental staffing placements offset by lower revenues from IBM.

        The following table summarizes certain line items from our consolidated statements of income (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2005	2004	$	%
Revenues	$955,855	$911,543	$44,312	4.9%
Salaries, wages, and other direct costs	669,949	637,240	32,709	5.1%

Gross margin	$285,906	$274,303	$11,603	4.2%

Gross margin %	29.9%	30.1%

Salaries, wages, and other direct costs

        Salaries, wages, and other direct costs for the year ended December 31, 2005 were $669.9 million, an increase of $32.7 million, or 5.1%, compared to $637.2 million for the year ended December 31, 2004. The increase was primarily attributable to higher costs of client service personnel to support our increased service revenues. Salaries, wages, and other direct costs were 70.1% of total revenues for the year ended December 31, 2005, compared to 69.9% of total revenues for the same period in 2004.

        Total billable employees for all operations were 8,208 as of December 31, 2005, compared to 7,235 as of December 31, 2004. This includes 2,283 billable employees in India, which includes Keane Worldzen, and represents and increase of 829 employees, or 57.0%, over the year ended December 31, 2004. We added our India operation in March 2002 with our acquisition of SignalTree Solutions and we acquired our controlling interest in Keane Worldzen in October 2003. In addition to these employees, we occasionally use subcontract personnel to augment our billable staff, which represented 646 full-time professionals as of December 31, 2005. Overall utilization rates for all three periods remained stable as we increased the number of billable employees.

Gross margin

        Our management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin for the year ended December 31, 2005 increased $11.6 million, or 4.2%, compared to the year ended December 31, 2004. Gross margin as a percentage of revenues for the year ended December 31, 2005 was 29.9% compared to 30.1% for the year ended December 31, 2004. The lower labor cost associated with the increased use of offshore resources at our India facilities contributed to maintaining our gross margins. We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

	Years Ended December 31,		Increase
	2005	2004	$	%
Selling, general, and administrative expenses (SG&A)	$219,275	$206,747	$12,528	6.1%
SG&A as a % of revenue	22.9%	22.7%

        SG&A expenses include salaries for our corporate and branch administrative employees, sales and marketing expenses, as well as the cost of our administrative facilities, including related depreciation expense. SG&A expenses for the year ended December 31, 2005 increased $12.5 million, or 6.1% over the same period in 2004. These increases in SG&A expenses were primarily due to labor and labor-related costs, expenses associated with the Victoria TTA contract and costs associated with our growth in India. The year ended December 31, 2005 includes approximately $3.4 million of indirect expenses associated with the Victoria TTA contract. SG&A expenses for the twelve months ended December 31, 2005 were 22.9% of total revenues, as compared to 22.7% of total revenues for the same period in 2004. The increases in SG&A expenses as a percentage of revenue were mainly due to the costs of the Victoria TTA contract and the labor and labor related costs.

Amortization of intangible assets

        Amortization of intangible assets for the year ended December 31, 2005 was $15.6 million, a decrease of $0.6 million, or 3.6%, over the same period in 2004. The decrease in amortization of intangible assets was primarily due to certain intangibles becoming fully amortized offset by the amortization of intangible assets resulting from the Fast Track and Nims acquisitions.

Restructuring charges, net

        During the Fourth Quarter of 2004, we reevaluated our estimates recorded for the restructuring charge taken in 2002 and 2003 and as a result recorded an expense reduction of $2.4 million and a charge of $2.3 million, resulting in a net expense reduction of $0.1 million.

	Years Ended December 31,		Increase (Decrease)
	2005	2004	$
Other income (expense)
Interest and dividend income	$4,651	$3,906	$745
Interest expense	(5,624)	(5,682)	58
Other (expense) income, net	(714)	(665)	(49)
Minority interest	1,023	2,516	(1,493)

Other (expense) income, net	$(664)	$75	$(739)

Interest and dividend income

        Interest and dividend income for the year ended December 31, 2005 was $4.7 million compared to $3.9 million for the same period in 2004. The increase in interest and dividend income was primarily attributable to higher interest rates and lower amortization of discount for the year ended December 31, 2005 compared to the same period in 2004. To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

        Interest expense for the year ended December 31, 2005 was $5.6 million, unchanged compared to $5.7 million for the same period in 2004. Interest expense was unchanged because our Debentures were outstanding for the entire twelve months ended December 31, 2005 and 2004. We also record interest expense on the accrued building costs associated with our corporate facility as explained in Note 16 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements.

Other (expense) income, net

        Other expense, net was $0.7 million for the year ended December 31, 2005, unchanged compared to expense of $0.7 million for the same period in 2004 and consists primarily of foreign exchange gains and losses.

Minority Interest

        Minority interest income for the year ended December 31, 2005 was $1.0 million, a decrease of $1.5 million compared to the same period in 2004. The decrease in minority interest income was due to Keane's higher ownership percentage of Keane Worldzen and due to a decrease in Keane Worldzen's net loss during 2005 compared to 2004. The amount in minority interest income represents the loss attributable to minority shareholders of Keane Worldzen for the period presented. We completed our acquisition of a controlling interest in Keane Worldzen in the Fourth Quarter for 2003, which resulted in an initial equity position of approximately 62% of the issued and outstanding capital stock of Keane Worldzen and our consolidation of the results of Keane Worldzen. Consistent with the right to increase our ownership position over time, we increased our equity position to approximately 81% in April 2005 with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of existing cash advances to equity. Consistent with the minority shareholders' rights, the minority shareholders exercised their first put option in December 2005, which required us to purchase approximately 5% of their outstanding shares for $2.8 million. As a result of our additional capital contribution and the minority shareholders' exercise of the first put option, we own approximately 86% of the outstanding capital stock of Keane Worldzen and the minority interest shareholders own approximately 14% of the issued and outstanding capital stock of Keane Worldzen. We continue to consolidate the results of Keane Worldzen but recognize 86% of the results of operations. The put options are explained in further detail in Note 7 "BUSINESS ACQUISTIONS" in the notes to the accompanying consolidated financial statements.

Income taxes

        The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. Our effective tax rate was 33.6% for the year ended December 31, 2005. Our effective tax rate was 37.3% for the year ended December 31, 2004. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can also affect the overall effective tax rate. During the year ended December 31, 2005, we recorded a $3.5 million reduction to our tax reserves due to the expiration of certain statutes of limitation and changes in estimates. In accordance with SFAS 5 and SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," we adjusted our tax reserves in the period where the conditions under SFAS 5 were no longer met, which resulted in a reduction to our tax provision. In addition, as a result of owning greater than 80% of the outstanding voting stock of Keane Worldzen, beginning April 1, 2005, we are able to record a tax benefit on the losses associated with Keane Worldzen, thereby reducing our annual effective tax rate.

        During the year ended December 31, 2004, certain events occurred which impacted our tax provision. These events included the expiration of certain state statutes and changes in estimates, which resulted in a reduction to our tax provision of approximately $1.1 million, and the enactment of certain tax laws, which resulted in an imposition of tax retroactive to January 1, 2004 and that resulted in an increase to our tax provision of approximately $0.6 million. The net impact of these events was a reduction of our tax provision by approximately $0.5 million. For the year ended December 31, 2004 we identified errors relating to deferred tax balances arising from transactions in prior years. As a result, we recorded an adjustment to record an additional deferred tax asset totaling approximately $2.2 million and a corresponding decrease to the provision for income taxes. This income tax adjustment resulted from book to tax timing differences related to depreciation expense that management believes related to a period, or periods prior to 2004. Since the specific period to which this adjustment related could not be identified with certainty, the adjustment was recorded in the year ended December 31, 2004.

	Year ended December 31,
	2005	2004
Income before income taxes	$50,318	$51,508
Provision for income taxes	16,892	19,226

Net Income	$33,426	$32,282

Reported Tax Rate	33.6%	37.3%
Impact of certain discrete items	7.0%	5.3%

Net income

        Net income for the year ended December 31, 2005 was $1.1 million higher compared to the year ended December 31, 2004. The increase is due to the lower effective tax rate resulting from the reduction of tax reserves discussed above for the year ended December 31, 2005.

2004 Compared to 2003

	REVENUES (Dollars in thousands)
	Years Ended December 31,				Increase (Decrease)
	2004	%	2003	%	$	%
Outsourcing	$465,077	51	$371,294	46	$93,783	25.3
Development & Integration	176,781	19	162,113	20	14,668	9.0
Other IT Services	269,685	30	271,569	34	(1,884)	(0.7)

Total	$911,543	100%	$804,976	100%	$106,567	13.2

Revenues

        Revenues for the year ended December 31, 2004 were $911.5 million, an increase of $106.6 million, or 13.2%, compared to revenues of $805.0 million for the year ended December 31,

2003. Revenues in 2004 increased compared to 2003 due primarily to the growth in Outsourcing services and revenues from our acquired businesses. We completed our acquisition of Nims Associates, Inc. ("Nims"), an IT and consulting services company with offices in the Midwest, on February 27, 2004, and as a result, the operating results of Nims have been included in our consolidated financial statements beginning March 1, 2004. In addition, we completed the acquisition of Fast Track Holdings Limited ("Fast Track") on July 13, 2004, and have included its operating results in our consolidated financial statements beginning July 14, 2004. Fast Track was a privately held consulting firm based in the UK that manages the design, integration, and rapid deployment of large-scale SAP implementations.

        Outsourcing.    Outsourcing service revenues for the year ended December 31, 2004 were $465.1 million, an increase of $93.8 million, or 25.3%, compared to the year ended December 31, 2003. The increase in Outsourcing service revenues was primarily due to increased revenues from large outsourcing contracts, as well as the revenues generated by Nims. PacifiCare, one of our largest clients, reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the contract value. During the Second Quarter ended June 30, 2004, PacifiCare requested that we further reduce service levels to levels below the minimums provided in our contract. The requested change was not consistent with the terms of our contract with PacifiCare and would have resulted in a reduction in our monthly billings to PacifiCare. Accordingly, we did not agree to this change. Since then, through the year ended on December 31, 2004, we have continued providing services at or above the minimum levels set forth in the contract. In accordance with the contract terms, we and PacifiCare jointly engaged an independent third party to conduct a study to compare our billing rates with benchmark rates. The results assert that our rates are higher than the benchmark rates. To the extent that the lower rates identified in the study would go in effect in the Second Quarter of 2005, our annual revenues and operating income would decline. We have thirty days to evaluate the results of the study and expect that we will enter into discussions with PacifiCare thereafter.

        Development & Integration.    Development & Integration service revenues for the year ended December 31, 2004 were $176.8 million, an increase of $14.7 million, or 9.0%, compared to the year ended December 31, 2003 partly due to the revenues associated with the acquisition of Fast Track in the Third Quarter ended September 30, 2004.

        Other IT Services.    Other IT Services revenues for the year ended December 31, 2004 were $269.7 million, a decrease of $1.9 million, or 0.7%, compared to the year ended December 31, 2003. During the Second Quarter ended June 30, 2004 we agreed to a 5% price reduction for one of our large clients and mitigated the impact of that price reduction on gross margin by negotiating lower pricing of our subcontractor personnel. Additionally, this client also notified us in the Fourth Quarter of 2004 that they would be reducing their purchasing requirements, which will have an impact of reducing annual revenues by approximately $7.0 million to $8.0 million in 2005 from that client. In addition, a large client in the UK has notified us that they would be reducing their purchasing requirements, which will have an impact of reducing annual revenue by approximately $10.0 million to $14.0 million in 2005.

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

	Years Ended December 31,
			Increase (Decrease) $
	2004	2003
Other income (expense)
Interest and dividend income	$3,906	$2,981	$925
Interest expense	(5,682)	(4,156)	(1,526)
Other (expense) income, net	(665)	7,119	(7,784)
Minority interest	2,516	572	1,944

Other (expense) income, net	$75	$6,516	$(6,441)

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

Interest expense

        Interest expense for the year ended December 31, 2004 was $5.7 million compared to $4.2 million for the year ended December 31, 2003. The increase in interest expense was primarily related to a full year of interest recognized on our Debentures and the imputed interest expense on the accrued building costs as a result of our occupation of our corporate facility. As explained in Note 16 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements, the accounting for the facility requires us to impute interest expense on the accrued building costs.

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

Minority Interest

        During the Fourth Quarter of 2003, we completed our acquisition of a controlling interest in Keane Worldzen, a privately held BPS firm. Our initial investment resulted in an equity position of approximately 62% of the issued and outstanding capital stock of Keane Worldzen with the right to increase our ownership position over time. As a result of this transaction, we began to consolidate Keane Worldzen's financial results with ours in the Fourth Quarter of 2003. The amount in minority interest represents the loss attributable to minority shareholders for the period that we consolidated Keane Worldzen.

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

        For the year ended December 31, 2004, the Company identified errors relating to deferred tax balances arising from transactions in prior years. As a result, the Company recorded an adjustment to record an additional deferred tax asset totaling approximately $2.2 million and a corresponding decrease to the provision for income taxes. This income tax adjustment results from book to tax timing differences related to depreciation expense that management believes relate to a period, or periods prior to 2004. Since the specific period to which this adjustment relates cannot be identified with certainty, the adjustment has been recorded in the year ended December 31, 2004.

Net income

        Net income for the year ended December 31, 2004 was $3.1 million higher compared to the year ended December 31, 2003. The increase is due to higher income before taxes and the lower effective tax rate as a result of the reduction of tax reserves discussed above for the year ended December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." This standard eliminates the exception for nonmonetary exchanges of similar productive assets to be measured based on the fair value of the assets exchanged and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective January 1, 2006 and we do not believe the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations, and financial condition.

        In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission ("SEC") announced that it would provide for a phased-in implementation process for SFAS 123(R). Specifically, the SEC will require public companies that are not small business issuers as defined in SEC Regulation S-B to adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Therefore, we were required to adopt SFAS 123(R) on January 1, 2006.

        SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, and a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Effective January 1, 2006, we have adopted SFAS 123(R) using the modified prospective method. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method. On October 20, 2005 and December 30, 2005, our Board of Directors and Brian T. Keane, by our Board of Directors' delegation of authority to him, approved the acceleration of the vesting of certain Keane stock options granted prior to August 1, 2005 with an exercise price of $11.44 or greater. See Note 1 "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," in the footnotes to the accompanying consolidated financial statements for further discussion on the impact of the option acceleration. We are continuing to evaluate the impact of the adoption of FAS 123(R) for the First Quarter of 2006. Our evaluation is based on awards granted as of December 31, 2005, but does not contemplate future awards which may be granted. We do not believe the adoption of FAS 123(R) will have a significant impact on our consolidated results of operations and financial condition for the First Quarter of 2006.

        In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS 123(R). This interpretation provides the Staff's views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS 123(R) in the First Quarter of 2006.

        In May 2005, the FASB issued SFAS No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a material impact on our consolidated results of operations and financial condition.

        In November 2005, the FASB issued Staff Position No. FAS 115-1 ("FSP 115-1"), "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, "The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments." The accounting requirements of FSP 115-1 are effective for us on January 1, 2006. We do not believe the adoption of FSP 115-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition (Dollars in thousands)

	2005	2004	2003
Years Ended December 31,
Cash Flows Provided By (Used in)
Operating activities	$45,476	$51,919	$77,572
Investing activities	10,826	(16,436)	(150,202)
Financing activities	(51,497)	(25,240)	82,437
Effect of exchange rate on cash	(723)	509	546

Increase (Decrease) in Cash and Cash Equivalents	$4,082	$10,752	$10,353

        We have historically financed our operations with cash generated from operations. In addition, we raised $150.0 million in proceeds from the issuance of our Debentures. We use the net cash generated from these sources to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At December 31, 2005, we had $167.4 million in cash and cash equivalents and marketable securities. In addition, on September 15, 2005, we entered into a $200 million five-year credit facility, of which approximately $166.8 million was available for borrowing, subject to certain financial covenants, as of December 31, 2005, after considering $33.2 million of outstanding letters of credit. We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows from operating activities

        Net cash provided by operating activities totaled $45.5 million in 2005 as compared to net cash provided by operating activities of $51.9 million in 2004. The decrease in net cash provided by operating activities was driven by lower accounts receivable collection and the timing of certain cash payments. Days Sales Outstanding ("DSO"), an indicator of our accounts receivable collections, was 58 days as of December 31, 2005 compared to 52 days as of December 31, 2004 and 53 days as of December 31, 2003. We calculate DSO using the trailing three months total revenues divided by the number of days in the quarter to determine daily revenues. The average accounts receivable balance for the three-month period is then divided by daily revenues. Changes in accounts receivable have a significant effect on our cash flow. Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), fluctuations in the level of IT product sales and our level of collection efforts. Many individual reasons are outside of our control. As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

        Net cash provided by operating activities decreased $25.7 million in 2004 compared to net cash provided by operating activities of $77.6 million in 2003. The decrease in net cash provided by operating activities was driven in part by our receipt of a $7.3 million payment in connection with an arbitration proceeding in the First Quarter of 2003, a $10.4 million increase in tax payments during 2004 as compared to 2003 and higher working capital requirements due to the timing of payroll and subcontractor costs. Accounts receivable increased $13.2 million to $125.3 million as of December 31, 2004, compared to $126.5 million as of December 31, 2003. The accounts receivable increase was largely driven by revenue growth in 2004.

        We believe that cash generated from our operating activities will be sufficient to fund our working capital requirements through the next 12 months and beyond. However, in order to protect against the current economic conditions persisting in 2006 and beyond, we have taken and will continue to take, as we deem necessary, steps to reduce our expenses and align our cost structure to our revenue. We anticipate that current cash on hand and cash generated from operations will be adequate to fund our planned capital and financing expenditures for the next 12 months and beyond.

Cash flows used in investing activities

        Net cash provided by and used in investing activities in each of 2005, 2004, and 2003 was primarily related to investments, acquisitions, and capital expenditures.

        Marketable Securities:    During 2005, we purchased $36.3 million and sold $70.2 million in marketable securities, generating a net source of cash of $33.9 million. During 2004, we purchased $62.6 million and sold $77.6 million in marketable securities, generating a net source of cash of $15.0 million. During 2003, we purchased $144.2 million and sold $18.1 million in marketable securities, generating a net use of cash of $126.1 million.

        Property and Equipment:    During 2005, we invested $16.3 million in property and equipment primarily associated with the expansion of our ADCs nearshore and offshore as well as capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications in 2005. During 2004, we invested $10.3 million in property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications in 2004. During 2003, we invested $15.3 million on property and equipment, and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications.

        Business Acquisitions:    On June 1, 2005, we acquired Cresta Testing, Inc. ("Cresta"). In exchange for all of the outstanding capital stock of Cresta, we paid $0.6 million in cash, of which $60,000 was held back to secure indemnification obligations of the Cresta stockholders, with the potential to pay up to an additional $0.5 million in earn-out consideration over two years from the acquisition, contingent upon the achievement of certain future financial targets. The $60,000 held back was deposited as restricted cash and also accrued and included in Accrued expenses and other liabilities in the accompanying consolidated balance sheet.

        On February 28, 2005, we acquired netNumina. In exchange for all of the outstanding capital stock of netNumina, we paid $5.7 million in cash, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders and acquired $4.6 million in cash. The $0.6 million held back was deposited as restricted cash, and included in Accrued expenses and other liabilities in the accompanying consolidated balance sheet.

        In connection with our acquisition of Keane Worldzen on October 17, 2003, the minority shareholders of Keane Worldzen were given the right to require us to purchase certain of their remaining shares at various times ("put options") subject to the achievement of certain operating and financial milestones related to Keane Worldzen's business performance. The first put option, the term of which was October 17, 2003 through December 31, 2005, was exercisable based on a stated value for the underlying shares of $2.8 million. The minority shareholders exercised their first put option in December 2005, which required us to purchase approximately 5% of their outstanding shares for $2.8 million. The fair value of this put option, using a Black-Scholes valuation model, was approximately $279,000 at the acquisition date and was recognized as compensation expense in the accompanying consolidated financial statements through the expiration date of the option. The other put options are exercisable at fair market value for attaining up to stated ownership percentages during the applicable put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010.

        On February 27, 2004, we acquired Nims. We paid $18.2 million in cash, including transaction costs and net of cash acquired, for all of the outstanding capital stock of Nims. The purchase price may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over three years from the acquisition, contingent upon the achievement of certain future financial targets. The first earn-out was achieved as of March 1, 2005 and as a result, we paid $3.3 million in earn-out consideration in April 2005. Based on Nims' financial performance as of December 31, 2005, the second earn-out was achieved. As a result, we accrued an additional $3.3 million in earn-out consideration, which we expect to pay in April 2006. As of December 31, 2005, there is remaining approximately $8.3 million in earn-out consideration that could be achieved over the next two years. During 2005, we also received a tax refund related to an acquisition of approximately $0.2 million.

        On July 13, 2004, we acquired Fast Track. In exchange for all of Fast Track's outstanding capital stock, we paid approximately $3.4 million in cash, including transactions costs, with the potential to pay up to approximately $5.0 million, additionally, in earn-out consideration over two years from the acquisition, contingent upon the achievement of certain future financial targets. We did not pay any earn-out consideration related to Fast Track in 2005.

        During 2003, we invested $7.5 million, net of cash acquired, for the controlling interest in Keane Worldzen and paid $0.9 million related to prior year's acquisitions.

Cash flows provided by (used in) financing activities

        Net cash flows used for financing activities were $51.5 million and $25.2 million in 2005 and 2004, respectively, and were primarily for the repurchase of our common stock.

        In June 2003, we received $150.0 million in proceeds from our issuance of convertible subordinated debentures. From these proceeds, we simultaneously invested approximately $37.3 million to repurchase approximately 3.0 million shares of our common stock from authorizations approved by our Board of Directors in October of 2002 and May of 2003. Net proceeds after the repurchase of shares and approximately $4.4 million debt issuance costs were approximately $108.3 million. See Note 10 "CONVERTIBLE SUBORDINATED DEBENTURES" in the notes to the accompanying consolidated financial statements for additional information on our Debentures.

        Additionally during 2005 and 2004, we were authorized to repurchase shares of our common stock on the open market or in negotiated transactions, with the timing and amount of shares purchased determined by our management based on its evaluation of market and economic conditions and other factors. From January 1, 2003 through December 31, 2005, our Board of Directors authorized us to repurchase up to 15.0 million shares of our common stock. The following is a summary of our repurchase activity for 2005, 2004, and 2003 (dollars in thousands):

	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,	2,871,600		3,181,200		3,676,400
Authorizations	6,000,000		3,000,000		6,000,000
Repurchases	(4,553,800)	$54,932	(2,127,300)	$30,096	(6,495,200)	$66,696
Expirations	(1,763,900)		(1,182,300)		—

Authorized shares remaining as of December 31,	2,553,900		2,871,600		3,181,200

        Between May 1999 and December 31, 2005, we invested approximately $314.7 million to repurchase approximately 25.2 million shares of our common stock under twelve separate authorizations. These share repurchases more than offset the shares issued under our various stock ownership programs. Under these stock ownership programs, we issued 505,530 shares, 682,250 shares, and 603,235 shares and received proceeds of $5.4 million, $5.6 million, and $4.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

        In February 2003, we entered into a $50.0 million unsecured revolving credit facility ("credit facility") with two banks. The terms of the credit facility required us to maintain a maximum total funded debt and other financial ratios. The credit facility also included covenants that, subject to certain specific exceptions and limitations, among other things, restricted our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. Between June 2003 and July 2005, we amended certain provisions of the credit facility with the two banks, including the allowable limit for letters of credit within the total facility and for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Victoria TTA contract. One of the banks issued a $32.4 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in connection with our Victoria TTA contract. This credit facility was terminated in connection with the execution of a new credit facility, described below, on September 15, 2005.

        On September 15, 2005, we entered into a five-year revolving credit facility ("the new credit facility") with a syndicate of banks (the "lenders") in the amount of $200.0 million, plus an additional amount of up to $50.0 million subject to certain terms and conditions (the "loan amount"). The new credit facility has various nonfinancial and financial covenants, which include a total leverage ratio, a senior leverage ratio and a quick ratio. The new credit facility replaced our $50.0 million unsecured revolving credit facility. Pursuant to the new credit facility, we may borrow funds from the lenders up to the loan amount with a $50.0 million sub limit for letters of credit. The annual commitment fee payable quarterly is at an initial rate of 0.20% per annum on the unused amount of revolving credit commitments, subject to adjustment based on a senior leverage ratio as defined in the new credit facility and up to a maximum per annum rate of 0.25%. To the extent there are letters of credit outstanding under the new credit facility, we are required to pay the administrative agent a letter of credit fee, initially 1.0% annually, subject to adjustment based on the senior leverage ratio as defined and up to a maximum per annum rate of 1.5%. In connection with the new credit facility, we paid $1.3 million in related debt issuance costs. As of December 31, 2005, there was approximately $166.8 million available for borrowing, subject to certain financial covenants, after considering

$33.2 million of outstanding letters of credit. These letters of credit, which include the $32.4 million ($45 million AUD) letter of credit issued in July 2005 against our previous credit facility in connection with our Victoria TTA contract, remain outstanding against the new credit facility.

Increase (Decrease) in Cash and Cash Equivalents

        Our cash and cash equivalents totaled $71.6 million, $67.5 million, and $56.7 million at December 31, 2005, 2004, and 2003, respectively.

        The following table summarizes our contractual obligations by year as of December 31, 2005:

	Payments due by Period (Dollars in thousands)
Contractual obligations	2006	2007	2008	2009	2010	2011 & thereafter	Total
Long-term debt (1)	—	—	—	—	—	150,000	150,000
Operating leases (2)	17,762	15,410	12,261	9,192	8,225	20,287	83,137
Capital lease obligations	7	1	—	—	—	—	8

Total contractual cash obligations (3)	$17,769	$15,411	$12,261	$9,192	$8,225	$170,287	$233,145

(1)
Excludes contractual and contingent interest as described in Note 10 "CONVERTIBLE SUBORDINATED DEBENTURES" in the notes to the accompanying consolidated financial statements.

(2)
Our operating lease commitment balances include lease obligations for properties that have been restructured in prior years and are accrued, net of contractual sublease income of approximately $2.6 million, on our accompanying consolidated balance sheets.

(3)
Total contractual cash obligations exclude the potential future cash payments required (i) in connection with potential earn-out contingent consideration associated with Cresta, Nims, and Fast Track (ii) to settle the other put and call options associated with our Keane Worldzen acquisition (see Note 7 "BUSINESS ACQUISITIONS" in the notes to the accompanying consolidated financial statements for further discussion) and (iii) to settle the accrued deferred compensation liability of approximately $8.0 million and the UK accrued minimum pension liability of approximately $15.3 million (see Note 14 "BENEFIT PLANS" in the notes to the accompanying consolidated financial statements for further discussion). Recent legislation in the UK could have a significant impact on the future funding levels required under the UK DBP. We are reviewing various alternatives regarding the structure of the UK Pension. Based upon information available to date, we believe the increase in future funding levels could range from approximately $1.0 million to approximately $2.0 million on an annual basis in 2006 and beyond.

        Our material commitments are primarily related to our Debentures, our Credit Facility, and our office rentals. Further discussion regarding our Debentures can be found in Note 10 "CONVERTIBLE SUBORDINATED DEBENTURES" in the notes to the accompanying consolidated financial statements. Further discussion regarding our Credit Facility can be found in Note 16 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES." Contractual obligations related to operating leases reflect existing rental leases and the corporate facility as discussed in Note 16 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES."

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

        We have evaluated the applicability of FIN 46 to our relationship with each of City Square Limited Partnership ("City Square") and Gateway LLC and determined that these entities are not required to be consolidated within our consolidated financial statements. We have determined that Gateway LLC is not a variable interest entity as the equity investment is sufficient to absorb the expected losses and the holders of the equity investment do not lack any of the characteristics of a controlling interest. We have concluded that as we no longer occupy the space at Ten City Square and no longer derive any benefit from leasing the space, we would not be determined to be the related party most closely associated with City Square. As a result, we will continue to account for our leases with City Square and Gateway LLC consistent with our historical practices in accordance with generally accepted accounting principles. We believe that we do not have an interest in any variable interest entities that would require consolidation. In February 2006, our lease for Ten City Square expired and the building was sold to a third party.

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

        In connection with certain contracts, we have been required to deliver security or performance bonds for the benefit of our clients. These bonds give the beneficiary the right to obtain payment from the issuer of the bond if certain specified events occur or fail to occur. In addition, we have various agreements in which we may be obligated to indemnify our clients or third parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights, improper disclosures of confidential information, personal injuries or property damages. Typically, there are no specific dollar limits associated with indemnifications. In general, the term of the indemnifications will correspond to the contract term such that the harm or damage must occur during the contract period. Therefore, claims may be raised after completion of the contract associated with the indemnification provision, but the damage must have been caused during the contract term. As a prime contractor under certain contracts, we are responsible for the performance of our subcontractors and would be required to arrange for performance in the event the subcontractors failed to perform. However, we would retain our right to enforce the subcontracts and to seek damages for nonperformance from our subcontractors. A limited number of our contracts include liquidated damages provisions, which would require us to make per diem payments for late deliveries. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties, including our subcontractors, for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement.

        We have agreed to numerous indemnification provisions in connection with the Victoria TTA contract. As the prime contractor for the Victoria TTA contract, Kamco is the beneficiary of corresponding indemnifications obligations by its subcontractors. Subject to a number of exclusions, Kamco's maximum liability is capped at $72 million ($100 million AUD). Under the Victoria TTA contract, liquidated damages, for which Kamco may be liable, are assessed at $36,000 ($50,000 AUD) per day for each day the specified phase completion is behind schedule, but are limited to $7.2 million ($10 million AUD). The first $3.6 million ($5 million AUD) in liquidated damages is split evenly amongst Kamco and certain subcontractors. The next $3.6 million ($5 million AUD) is apportioned based on responsibility for the delay. In addition, we have a total of $32.4 million ($45 million AUD) letters of credit issued against the new facility as surety bonds to ensure due and proper performance of our obligations under the Victoria TTA contract.

        On September 15, 2005, we entered into a five-year revolving credit facility with a syndicate of banks in the amount of $200 million, plus an additional amount of up to $50 million subject to certain terms and conditions. See Note 16 "RELATED PARTIES, COMMITMENTS AND CONTINGENCIES" in the notes to the accompanying consolidated financial statements for further discussion on the new credit facility.

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

Interest Rate Risk

        We invest primarily in U.S. government obligations as well as tax-exempt municipal bonds and corporate bonds. As a result, our primary market risk exposure is that of interest rate risk to our investments, which would affect the carrying value of those investments. During 2004, the United States Federal Reserve Board began increasing benchmark interest rates and at the December 2005 meeting of the Federal Open Market Committee increased rates for the thirteenth time, a total of 325 basis points. A significant increase in interest rates would increase the rate of return on our cash and cash equivalents, but would have a negative impact on the carrying value of our marketable securities. Our interest income would change by approximately $0.7 million for each of the years ended December 31, 2005 and December 31, 2004, for each 100 basis point increase or decrease in interest rates. The fair value of our investment portfolio at December 31, 2005 would decrease by approximately $1.0 million for a 100 basis point increase in rates and increase $0.9 million for a 100 basis point decrease in rates. The fair value of our investment portfolio at December 31, 2004 would have changed by approximately $1.8 million for each 100 basis point increase or decrease in rates.

        Changes in market rates and the related impact on the fair value of our investments would not generally affect net income as our investments are fixed-rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. However, when the investments are sold, the unrealized losses are recorded as realized losses and included in net income in the accompanying consolidated statements of income.

        As of December 31, 2005, we had a net unrealized loss of approximately $1.2 million, which represents an increase of $0.3 million compared to a net unrealized loss of approximately $0.9 million as of December 31, 2004. At December 31, 2005 and December 31, 2004, we held available-for-sale securities with an aggregate fair value of approximately $92.7 million and $100.6 million, respectively, that had aggregate gross unrealized losses of approximately $1.3 million and $1.0 million, in those years. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. All such securities have been in a continuously declining unrealized loss position for less than 12 months. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date.

Foreign Currency Risk

        We transact business in the UK, Canada, India, and Australia and as such have exposure associated with movement in foreign currency exchange rates. For the year ended December 31, 2005 compared to the same period in 2004, the fluctuation in foreign currency exchange rates negatively impacted our operating income by approximately $2.7 million. Relative to the foreign currency exposures existing at December 31, 2005, a 10% unfavorable movement would have resulted in an additional $7.1 million reduction of operating income for the year ended December 31, 2005. For the year ended December 31, 2004 compared to the same period in 2003, the fluctuation in foreign currency exchange rates negatively impacted operating income by approximately $2.3 million. Relative to the foreign currency exposures existing at December 31, 2004, a 10% unfavorable movement would have resulted in an additional $5.2 million reduction of operating income for the year ended December 31, 2004.

        Net revenues derived from our foreign operations totaled approximately 5.9%, 5.6%, and 2.9% of our total revenues for the year ended December 31, 2005, 2004, and 2003, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Keane, Inc.:

        We have audited the accompanying consolidated balance sheets of Keane, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keane, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Keane, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 3, 2006

KEANE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Revenues	$955,855	$911,543	$804,976
Operating expenses
Salaries, wages, and other direct costs	669,949	637,240	554,375
Selling, general, and administrative expenses	219,275	206,747	192,900
Amortization of intangible assets	15,649	16,234	15,847
Restructuring charges, net	—	(111)	(326)

Operating income	50,982	51,433	42,180
Other income (expense)
Interest and dividend income	4,651	3,906	2,981
Interest expense	(5,624)	(5,682)	(4,156)
Other income (expense) net	(714)	(665)	7,119
Minority interest	1,023	2,516	572

Income before income taxes	50,318	51,508	48,696

Provision for income taxes	16,892	19,226	19,474

Net income	$33,426	$32,282	$29,222

Basic earnings per share	$0.55	$0.52	$0.44

Diluted earnings per share	$0.52	$0.48	$0.43

Basic weighted average common shares outstanding	60,540	62,601	65,771

Diluted weighted average common shares and common share equivalents outstanding	69,281	71,807	70,817

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Assets
Current:
Cash and cash equivalents	$71,570	$67,488
Restricted cash	1,745	986
Marketable securities	95,796	130,678
Accounts receivable, net:
Trade	158,989	126,173
Other	1,030	1,148
Prepaid expenses and deferred taxes	16,954	17,002

Total current assets	346,084	343,475
Property and equipment, net	77,583	76,761
Goodwill	314,536	305,965
Customer lists, net	41,050	53,040
Other intangible assets, net	6,173	9,904
Other assets, net	21,868	16,390

	$807,294	$805,535

Liabilities
Current:
Short-term debt	$7	$892
Accounts payable	11,489	8,140
Accrued expenses and other liabilities	46,529	40,199
Accrued restructuring	2,781	3,513
Accrued compensation	44,835	39,763
Accrued income taxes	—	1,295
Deferred revenue	6,932	6,837

Total current liabilities	112,573	100,639
Long-term debt	150,001	150,017
Accrued long-term building costs	39,004	39,545
Accrued long-term restructuring	2,823	5,164
Other long-term liabilities	16,493	13,491
Deferred long-term revenue	11,155	2,539
Deferred income taxes	30,864	26,411

Total liabilities	362,913	337,806
Minority interest	3,769	6,026
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01, authorized 2,000,000 shares, issued none	—	—
Common stock, par value $.10, authorized 200,000,000 shares, issued and outstanding 58,135,289 at December 31, 2005 and 62,183,559 at December 31, 2004	5,814	6,218
Additional paid-in capital	—	33,752
Accumulated other comprehensive loss	(12,124)	(6,657)
Retained earnings	449,349	431,046
Unearned compensation	(2,427)	(2,656)

Total stockholders' equity	440,612	461,703

Total liabilities and stockholders' equity	$807,294	$805,535

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except for share data)

			Class B Common stock			Accumu- lated other compre- hensive loss			Treasury stock at cost
	Common stock
For the years ended December 31, 2003, 2004, and 2005					Additional paid-in capital		Retained earnings	Unearned compen- sation			Total stockholders' equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance December 31, 2002	75,545,386	$7,555	284,604	$28	$166,598	$(1,411)	$369,542	$—	(6,309,416)	$(51,728)	$490,584

Issuance of restricted stock award					80			(277)	25,000	200	3
Employee stock option grant and accelerated vesting of certain stock options					541			(541)			—
Amortization of unearned compensation								114			114
Common stock issued under stock option and employee purchase plans					(116)				578,235	4,557	4,441
Conversions of Class B common stock into common stock	5	—	(5)	—							—
Income tax benefit from stock option plans					445						445
Repurchase of common stock									(6,495,200)	(66,696)	(66,696)
Minimum pension liability, net of taxes of ($773)						(2,342)					(2,342)
Investments valuation adjustment, net of taxes of $108						162					162
Foreign currency translation						2,199					2,199
Net income							29,222				29,222

Comprehensive income											29,241

Balance December 31, 2003	75,545,391	$7,555	284,599	$28	$167,548	$(1,392)	$398,764	$(704)	(12,201,381)	$(113,667)	$458,132

Issuance of restricted stock award	145,000	14			2,194			(2,194)			14
Employee stock option grant and accelerated vesting of certain stock options					287						287
Amortization of unearned compensation								242			242
Common stock issued under stock option and employee purchase plans	251,481	25			3,432				285,769	2,273	5,730
Conversions of Class B common stock into common stock	284,599	28	(284,599)	(28)							—
Income tax benefit from stock option plans					377						377
Repurchase of common stock									(2,127,300)	(30,096)	(30,096)
Reclassification of repurchased stock as unissued according to Massachusetts Business Corporation Act	(14,042,912)	(1,404)			(140,086)				14,042,912	141,490	—
Minimum pension liability, net of taxes of $0						(6,646)					(6,646)
Investments valuation adjustment, net of taxes of $570						(859)					(859)
Foreign currency translation						2,240					2,240
Net income							32,282				32,282

Comprehensive income											27,017

Balance December 31, 2004	62,183,559	$6,218	—	$—	$33,752	$(6,657)	$431,046	$(2,656)	—	$—	$461,703

Issuance of restricted stock award	20,000	2			218			(218)			2
Amortization of unearned compensation								447			447
Common stock issued under stock option and employee purchase plans	485,530	49			5,235						5,284
Income tax benefit from stock option plans					149						149
Repurchase of common stock	(4,553,800)	(455)			(39,354)		(15,123)				(54,932)
Minimum pension liability, net of taxes of $0						(2,796)					(2,796)
Investments valuation adjustment, net of taxes of $166						(218)					(218)
Foreign currency translation						(2,453)					(2,453)
Net income							33,426				33,426

Comprehensive income											27,959

Balance December 31, 2005	58,135,289	$5,814	—	$—	$—	$(12,124)	$449,349	$(2,427)	—	$—	$440,612

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$33,426	$32,282	$29,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,894	28,741	27,081
Deferred income taxes	4,897	5,340	18,710
Provision for doubtful accounts	5,982	5,769	5,774
Minority interest	(1,023)	(2,516)	(572)
(Gain) loss on sale of property and equipment	152	(56)	(179)
(Gain) loss on sale of investments	216	(6)	(51)
Other charges, net	(691)	(3,267)	(1,387)
Income tax benefit from stock options	149	377	445
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(35,256)	(11,387)	11,403
Increase in prepaid expenses and other assets	(8,029)	(2,311)	(866)
Increase (decrease) in accounts payable, accrued expenses, deferred revenue, and other liabilities	15,593	32	(14,621)
Increase (decrease) in income taxes payable	1,166	(1,079)	2,613

Net cash provided by operating activities	45,476	51,919	77,572

Cash flows from investing activities:
Purchase of investments	(36,285)	(62,566)	(144,218)
Sale and maturities of investments	70,167	77,622	18,082
Purchase of property and equipment	(16,331)	(10,259)	(15,336)
Restricted cash	56	(192)	(1,436)
Proceeds from the sale of property and equipment	802	378	1,113
Payments for current year acquisitions, net of cash acquired	(1,678)	(21,354)	(7,504)
Payments for prior years acquisitions	(5,905)	(65)	(903)

Net cash provided by (used for) investing activities	10,826	(16,436)	(150,202)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	—	—	150,000
Debt issuance costs	(1,346)	(42)	(4,364)
Payments under long-term debt, net	—	—	(100)
Principal payments under capital lease obligations	(249)	(709)	(847)
Proceeds from issuance of common stock	5,030	5,607	4,444
Repurchase of common stock	(54,932)	(30,096)	(66,696)

Net cash (used for) provided by financing activities	(51,497)	(25,240)	82,437

Effect of exchange rate changes on cash	(723)	509	546
Net increase in cash and cash equivalents	4,082	10,752	10,353
Cash and cash equivalents at beginning of year	67,488	56,736	46,383

Cash and cash equivalents at end of year	$71,570	$67,488	$56,736

Supplemental information:
Income taxes paid	$11,502	$14,604	$4,219

Interest paid	$3,007	$3,070	$1,598

The accompanying notes are an integral part of the consolidated financial statements.

KEANE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION:    The accompanying consolidated financial statements include the accounts of Keane, Inc. and all of its wholly and majority owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Our fiscal year ends on December 31. Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation. These reclassifications have no effect on our previously reported net income or stockholders' equity.

        NATURE OF OPERATIONS:    We are a leading provider of Information Technology ("IT") and Business Process Services ("BPS"). In business since 1965, our mission is to help clients improve business and IT effectiveness through outsourcing services. In order to align our reporting with our strategic priorities, beginning January 1, 2004, we classify our service offerings into the following three categories: Outsourcing, Development & Integration, and Other IT Services. These services were previously classified within our Plan, Build, and Manage service offerings in our Annual Report on Form 10-K for the year ended December 31, 2003. Outsourcing includes Application Outsourcing and BPS. We optimize clients' internal processes through BPS through Keane Worldzen, Inc. ("Keane Worldzen"), our majority owned subsidiary.

        We deliver our IT services through an integrated network of regional offices in North America, the United Kingdom ("UK"), and Australia and through Advanced Development Centers ("ADCs") in the U.S., Canada, and India. This global delivery model enables us to provide our services to clients onsite at a client's facility, at our nearshore facilities in Halifax, Nova Scotia, and Toronto, Ontario, and through our offshore development centers in India. In 2004, we extended our Global network of Advanced Development Centers with the opening of new facilities in Toronto, Ontario and Hyderabad, India. Our regional offices are supported by centralized Strategic Practices and Quality Assurance Groups. This integrated, highly flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new Application Outsourcing engagements. The distribution of work across multiple locations is typically based on a client's cost, technology, and risk management requirements. Our successful track record in absorbing the local staff of our clients is particularly attractive to many prospective clients.

        Our clients consist primarily of Global 2000 companies across several industries. We have specific expertise and depth of capability in financial services, insurance, healthcare, and the public sector. We strive to build long-term relationships with our clients by improving their business and IT performance, reducing their costs, and increasing their organizational flexibility. We achieve recurring revenue as a result of our multi-year outsourcing contracts and our long-term client relationships.

        INDUSTRY SEGMENT INFORMATION:    Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards ("SFAS") No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," we operate within two reportable segments: Professional Services and Transportation Ticketing Solutions. In these segments, we offer an integrated mix of end-to-end business solutions, such as Outsourcing, Development and Integration, and Other IT services. See Note 2 "SIGNIFICANT CONTRACTS" and Note 17 "SEGMENT INFORMATION" for further detail on our assessment of our reportable segments.

        REVENUE RECOGNITION:    We derive our revenues from the sale of professional services, software licenses, software maintenance and equipment. We derive the majority of our revenues from the sale of professional services, which are recognized on a time and materials basis and proportional performance and represented approximately 94%, 93% and 92% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, we recognize revenue from the sale of software licenses, maintenance and equipment through our Healthcare Solutions Division, which represented approximately 6%, 7% and 8% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. In accordance with Staff Accounting Bulletin ("SAB") No. 104 ("SAB 104"), "Revenue Recognition", we recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. We consider a non-cancelable fully executed agreement or client purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon completion of services rendered or transfer of product title to the client. We consider the fee to be fixed or determinable if the fee is not subject to adjustment, or if we have not granted extended payment terms to the client. We consider collection to be probable if our internal credit analysis indicates that the client will be able to pay amounts as they become due under the arrangement.

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

        For our sales arrangements that contain multiple revenue elements, such as software licenses, professional services and software maintenance, we first determine whether the arrangement is within the scope of Emerging Issues Task Force ("EITF") EITF No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," Statement of Position ("SOP") SOP 97-2 ("SOP 97-2"), "Software Revenue Recognition," SOP 97-2 or SOP 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We recognize revenue on arrangements with multiple deliverables as separate units of accounting only if certain criteria are met. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of all remaining undelivered elements in the arrangement. We allocate the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting or using the residual method. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. If such criteria are not met, then all deliverables are accounted for as a single unit of accounting whereby all revenue is recognized based on the accounting applicable to the last element to be delivered.

        Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each undelivered element based on the relative fair values of those elements based on vendor-specific objective evidence with the remaining value assigned to the delivered element, the software license. Revenue allocated to the software license is based on the residual method in accordance with SOP 97-2 and SOP 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," under which revenue equal to the fair value of professional services and software support is allocated to those items and recognized as revenue as those items are delivered. Any residual or remaining portion of the total arrangement fee is then allocated to the delivered software license. We generally recognize software maintenance fees on installed products on a pro-rated basis over the term of the agreement. Revenue is recognized for each element when each of the aforementioned revenue recognition criteria has been met.

        Key factors in determining revenue recognition for multiple element arrangements, including software and software-related services, are management assessments that installation services are essential to the functionality of the software. We evaluate revenue recognition for these types of arrangements on a contract-by-contract basis as the terms of each arrangement vary. If the services are essential to the functionality of the software, payment of the license fees and are dependent upon the performance of the services, the arrangement includes milestones or client specific acceptance criteria, or the services include significant modification or customization of the software, then both the software license and services are recognized under SOP 81-1. Generally, these agreements contain milestone provisions that vary by contract but relate to code load, installation, commencement of training, and demonstration that the software performs the functions requested by the client. The milestones approximate progress to complete, based upon input measures. We utilize client acceptance of contract milestones in order to track progress to completion.

        See Note 2 "SIGNIFICANT CONTRACTS" for a discussion of the revenue recognition associated with our contract with the Transport Ticketing Body of the State of Victoria, Australia ("the Victoria TTA contract").

        CONTRACT COSTS:    Costs to deliver services are expensed as incurred, with the exception of set-up costs and the cost of certain construction and non-construction services for which the related revenues must be deferred under EITF 00-21 or other accounting literature. By analogy to SFAS No. 91 ("SFAS 91"), "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," deferred contract set-up costs may include costs incurred during the set-up phase of a client arrangement relating to employee transition, and relocation of key personnel. By analogy to FASB Technical Bulletin (As Amended) 90-1 ("FTB 90-1"), "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," we defer and subsequently amortize certain direct and incremental costs directly associated with the delivery of products and services related to activities that enable the provision of contracted services to clients. For contracts that are accounted for as a single unit of accounting, the direct and incremental costs directly associated with the delivery of products and services are deferred and recognized over the period revenues are recognized. We amortize deferred contract set-up costs on a straight-line basis over the lesser of their estimated useful lives or the period in which it was determined we would recognize the associated revenue. Useful lives range from 3 years up to a maximum of the period when the associated revenue is recognized.

        We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related client contract. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, we record a charge to reduce the carrying amount to equal projected future discounted cash flows.

        ALLOWANCE FOR BAD DEBTS:    Each accounting period, we evaluate accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of our services. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue in the period the risk is identified. We exercise considerable judgment in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. When we determine that an account is deemed uncollectible, we write-off the receivable against the allowance for bad debts.

        FOREIGN CURRENCY TRANSLATION:    For our subsidiaries in Canada, the UK, India and Australia, the Canadian dollar, British pound, Indian rupee, and Australian dollar, respectively, are the functional currencies. All assets and liabilities of our Canadian, English, and Indian subsidiaries are translated at exchange rates in effect at the end of the period. Income and expenses are translated at average exchange rates that approximate those in effect on transaction dates. The translation adjustments are recorded in accumulated other comprehensive loss, a separate component of stockholders' equity in the accompanying consolidated balance sheets. Realized foreign exchange gains and losses are included in other income, net, in the accompanying consolidated statements of income.

        CASH AND CASH EQUIVALENTS:    Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Cash equivalents are currently designated as available-for-sale. Cash equivalents at December 31, 2005 included investments in money market funds totaling $25.5 million and no investments in commercial paper. Cash equivalents at December 31, 2004 included investments in money market funds totaling $3.0 million and investments in commercial paper totaling $33.5 million.

        RESTRICTED CASH:    Restricted cash is primarily related to amounts deposited to secure letters of credit for certain foreign capital purchases and amounts deposited until the purchase prices for the acquisitions of Cresta Testing, Inc. ("Cresta"), netNumina Solutions, Inc. ("netNumina"), and Fast Track Holdings Limited ("Fast Track") are finalized.

        FINANCIAL INSTRUMENTS:    The amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short maturities. Our marketable securities are designated as available-for-sale and are stated at fair market value. As of December 31, 2005, based on an available market quote, the fair value of our convertible subordinated debentures was approximately $134.6 million compared to the carrying value of $150.0 million. As of December 31, 2004, based on an available market quote, the fair value of our convertible subordinated debentures was approximately $154.9 million compared to the carrying value of $150.0 million. Financial instruments that potentially subject us to concentration of credit risk consist primarily of marketable securities and trade receivables. See below for a discussion of marketable securities. Our client base consists of geographically dispersed clients in many different industries. Therefore, we do not consider concentration of credit risk with respect to trade receivables significant.

        MARKETABLE SECURITIES:    Marketable securities are stated at fair value as reported by the investment custodian. We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designations as of each balance sheet date. Marketable securities are currently designated as available-for-sale, and as such, unrealized gains and losses, net of tax effect are reported in accumulated other comprehensive loss in the accompanying consolidated balance sheets. We invest primarily in U.S. government obligations. We also invest in tax-exempt municipal bonds with at least a single A rating by Moody's grading service and corporate bonds. The majority of our investments have a maturity date of not more than five years. We view our marketable securities portfolio as available for use in our current operations, and accordingly, these marketable securities are classified as current assets in the accompanying consolidated balance sheet. As of December 31, 2005 and 2004, our marketable securities reflect a net unrealized loss of $1.2 million and a net unrealized loss of $0.9 million, respectively. Realized gains and losses are determined by deducting the amortized cost of the security from the proceeds received. The realized gains and losses, as well as interest, dividends, and capital gain/loss distributions on all securities, are included in interest income in the accompanying consolidated statements of income.

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

        Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the term of the lease not to exceed seven years. Repair and maintenance costs are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the consolidated balance sheet, and any gain or loss is included in other income, net in the accompanying consolidated statements of income.

        COMPUTER SOFTWARE COSTS:    We capitalize the cost of internal-use software, that has a useful life in excess of one year in accordance with SOP No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of three to seven years. The net computer software costs are included in property and equipment in the accompanying consolidated balance sheets.

        SOFTWARE DEVELOPMENT COSTS:    In accordance with SFAS No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," we capitalize costs incurred to develop commercial software products after technological feasibility has been established. Costs incurred to establish technical feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Amortization expense is computed on a straight-line basis over three years and totaled approximately $0.6 million, $0.8 million, and $0.4 million, for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, the unamortized software development costs were approximately $2.4 million and $1.7 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

        GOODWILL AND INTANGIBLE ASSETS:    Under SFAS No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill is not amortized but subject to annual impairment testing. During the Fourth Quarters of 2003, 2004, and 2005, we completed our annual impairment review based on October 1, 2003, 2004, and 2005 balances, respectively, and determined that there was no impairment as of those dates. Our reporting units consist of aggregated branches that have similar economic characteristics, share the benefit of goodwill, and for which results are regularly reviewed by business operations management. Our goodwill is allocated to these reporting units for impairment assessment. We estimate the fair value of the business operations using a discounted cash flow model based on the future annual operating plan of each reporting unit. This model determines the present value of the estimated cash flows of the reporting unit. Future changes in estimates may result in a non-cash goodwill impairment that could have a material adverse impact on our financial condition and results of operations. As of December 31, 2005 and 2004, our goodwill totaled $314.5 million and $306.0 million, respectively.

        We periodically review our identifiable intangible assets for impairment in accordance with SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether an intangible asset is impaired, we must make assumptions regarding estimated future cash flows from the asset, intended use of the asset, and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, we may be required to record impairment charges for these assets. As of December 31, 2005 and 2004, we reported total intangibles of customer lists and other intangibles of $47.2 million and $62.9 million, respectively. Intangibles are amortized on a straight-line basis over a period of two to 15 years.

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

        The following table summarize the components of accumulated other comprehensive loss, net of taxes (dollars in thousands):

As of December 31,	2005	2004
Foreign currency translation adjustments	$1,551	$4,004
Securities valuation adjustment	(732)	(514)
Minimum pension liability adjustment (Note 14)	(12,943)	(10,147)

Accumulated other comprehensive loss	$(12,124)	$(6,657)

        See Note 14 "BENEFIT PLANS" for further discussion on the minimum pension liability adjustment.

        STOCK-BASED COMPENSATION:    We have stock-based compensation plans that are described in detail in Note 14 "BENEFIT PLANS." We have adopted the disclosure-only provisions of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock and certain stock options. As permitted by SFAS 148 and SFAS 123, we account for our stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. We adopted the provisions of SFAS 123(R) effective January 1, 2006. See "RECENT ACCOUNTING PRONOUNCEMENTS" for further discussion of SFAS 123(R).

        In accordance with APB 25 we use the intrinsic value-based method to account for stock option grants and restricted stock awards. We grant stock options for a fixed number of shares to employees with an exercise price equal to the closing price of the shares at the date of grant and therefore, do not recognize compensation expense. We also grant restricted stock for a fixed number of shares to employees for nominal consideration. In 2003, in connection with our acquisition of a majority interest in Worldzen, certain employees were granted Keane Worldzen stock options. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation" and SFAS No. 141 ("SFAS 141"), "Business Combinations," these stock options were recorded as unearned compensation at the date of acquisition and vest over the life of the stock option. Compensation expense related to restricted stock awards and the Keane Worldzen stock options is recorded ratably over the restriction and vesting period, respectively, and is included in the selling, general, and administrative expenses in the accompanying consolidated statements of income. Our Employee Stock Purchase Plan ("ESPP") is non-compensatory as defined in APB 25 and accordingly, we do not recognize compensation expense in our consolidated financial statements. See Note 14 "BENEFIT PLANS" for further discussion on the ESPP effective January 1, 2006.

        On October 20, 2005 and December 30, 2005, our Board of Directors and Brian T. Keane, by our Board of Directors' delegation of authority to him approved the acceleration of the vesting of Keane stock options granted prior to August 1, 2005 with an exercise price of $11.44 or greater, including those held by our executive officers. The exercise price of the unvested options accelerated ranged from $12.16 to $18.30. On October 20, 2005 and December 30, 2005, the closing stock price per share of our common stock on the New York Stock Exchange, which was used for measurement of compensation, was $10.63 and $11.01, respectively. Under APB 25 and FIN 44, no compensation expense was recognized for the acceleration of vesting of these options since the closing stock price per share on the dates of acceleration were greater than the exercise prices of the unvested options accelerated.

        We and our Board of Directors considered several factors in determining whether to accelerate the vesting of these options. The primary purpose of the accelerated vesting was to enable us to avoid recognizing in our income statement non-cash compensation expense associated with these options in future periods, upon our adoption of SFAS 123(R) effective January 1, 2006. Absent the acceleration of the options described above, from and after our adoption of SFAS 123(R), we would have been required to recognize approximately $10.5 million in pre-tax non-cash compensation expense over the remaining vesting terms of the stock options, based on valuation calculations using the Black-Scholes methodology.

        We also believe that because the accelerated stock options had exercise prices in excess of the fair market value of our common stock on the date of their acceleration, the accelerated stock options were not fully achieving their original objective of incentive compensation and employee retention. We believe that the acceleration may have a positive effect on employee morale and retention. We believe this decision is in the best interests of Keane and its shareholders. As a result of the acceleration, approximately 2.1 million shares subject to options constituting approximately 47% of the total number of outstanding shares subject to unvested options at that time became immediately exercisable.

        Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123 and using the Black-Scholes option-pricing model, we would have recorded additional compensation expense and our net income and earnings per share for the years ended December 31, 2005, 2004, and 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Years ended December 31,	2005	2004	2003
Net income—as reported (1)	$33,426	$32,282	$29,222
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	340	366	161
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects (2)	(13,853)	(5,311)	(5,673)

Net income (loss)—pro forma	$19,913	$27,337	$23,710

Earnings (loss) per share:
Basic—as reported	0.55	0.52	0.44
Basic—pro forma	0.33	0.44	0.36
Diluted—as reported (1)	0.52	0.48	0.43
Diluted—pro forma (1)	0.32	0.41	0.35

(1)
See Note 13 "EARNINGS PER SHARE" for reconciliation of net income as reported to net income used in calculation of diluted earnings per share.

(2)
Includes approximately $10.5 million pre-tax or approximately $8.7 million after tax associated with the acceleration of certain unvested stock options in the Fourth Quarter of 2005.

        LEGAL COSTS:    We accrue costs of settlement, damages, and under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred.

        GRANT ACCOUNTING:    Our ADC in Halifax, Nova Scotia, has received grants from Nova Scotia Business Inc. and the Nova Scotia Office of Economic Development. These grants include employment and research and development grants. Employment grants, which relate to employee hiring and training, and research and development grants are recognized as a reduction to salaries expense in earnings in the accompanying consolidated statements of income in the period in which the related expenditures are incurred. For the years ended December 31, 2005 and 2004, we received payments of approximately $1.2 million and $1.0 million, respectively, as a result of achieving and maintaining certain conditions under the grant, all of which has been recognized as a reduction to salaries expense. These payments represent all of the payments under the grant.

        In addition, in January 2004, we were granted $1.0 million, which is part of a two-year $3.0 million H-1B Technical Skills Training Grant ("H-1B Grant") that is shared by us and two other unrelated third parties. As part of the grant, we are the financial administrator of the authorized funds. For the years ended December 31, 2005 and 2004, we received payments of approximately $0.2 million each year, which has been recognized as a reduction of salaries and training expense and represents the reimbursements to us under the H-1B Grant. We will be eligible for the remaining payments if we are able to achieve and maintain the remaining required milestone.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." This standard eliminates the exception for nonmonetary exchanges of similar productive assets to be measured based on the fair value of the assets exchanged and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective January 1, 2006. We do not believe the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission ("SEC") announced that it would provide for a phased-in implementation process for SFAS 123(R). Specifically, the SEC will require public companies that are not small business issuers as defined in SEC Regulation S-B to adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Therefore, we were required to adopt SFAS 123(R) on January 1, 2006.

        SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, and a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have adopted SFAS 123(R) using the modified prospective method. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method. On October 20, 2005 and December 30, 2005, our Board of Directors approved the acceleration of the vesting of certain Keane stock options granted prior to August 1, 2005 with an exercise price of $11.44 or greater. We are continuing to evaluate the impact of the adoption of FAS 123(R) for the First Quarter of 2006. Our evaluation is based on awards granted as of December 31, 2005, but does not contemplate future awards which may be granted. We do not believe the adoption of FAS 123(R) will have a significant impact on our consolidated results of operations and financial condition for the First Quarter of 2006.

        In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS 123(R). This interpretation provides the Staff's views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS 123(R) in the First Quarter of 2006.

        In May 2005, the FASB issued SFAS No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a material impact on our consolidated results of operations and financial condition.

        In November 2005, the FASB issued Staff Position No. FAS 115-1 ("FSP 115-1"), "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, "The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments." We do not believe the adoption of the accounting requirements of FSP 115-1 on January 1, 2006 will have a material impact on our consolidated financial position, results of operations or cash flows.

2.    SIGNIFICANT CONTRACTS

        On July 26, 2005, Keane Australia Micropayment Consortium Pty Ltd ("Kamco"), a wholly-owned subsidiary of Keane and the Public Transport Ticketing Body trading as Transport Ticketing Authority (the "TTA") of the State of Victoria, Australia, entered into a $494.0 million AUD, or approximately $367.0 million (based on the exchange rate of $.74285 AUD per $1.00), contract (the "Victoria TTA contract") to deliver a public transit ticketing system for the State of Victoria. The Victoria TTA contract has a term of approximately twelve years, including two years of development work, referred to as the Build phase, and ten years of operation and maintenance, referred to as the Operate phase. The Build phase represents the development and implementation of the comprehensive solution including hardware, card distribution and software. The Operate phase represents the maintenance of the software, hardware and comprehensive solution, refurbishments and replacements, hosting and management of the subcontractors. The TTA has an option to extend the contract for an additional two years at the completion of the Operate phase. The Build phase of the project is comprised of twelve phases beginning with the mobilization phase and ending with the operational proving phase. Each phase during the Build phase requires acceptance by the TTA. At the end of the fifth year of the Operate phase, the TTA can cancel the Victoria TTA contract at its option. Keane has established and is leading a consortium of four transit and technology experts to design, build, implement and maintain a micropayment smartcard technology system and related equipment for the TTA. Keane's consortium includes automatic fare collection specialists Ascom, ERG, and Giesecke & Devrient Australasia ("G&D"). In connection with the Victoria TTA contract, Keane delivered a guarantee to the TTA (the "Guarantee") pursuant to which Keane has guaranteed certain obligations of Kamco under the Victoria TTA contract.

        Payments under the Victoria TTA contract are based on the completion of milestones during the Build phase. Payments during the Operate phase are based on the level of service provided and are billed monthly. During the Operate phase the TTA may benchmark rates following the fourth and ninth anniversary dates of the Victoria TTA contract and negotiate adjustments if the rates exceed prevailing market costs for comparable services.

        The TTA may terminate the Victoria TTA contract for convenience at any time and pay only for work completed, subject to certain termination fees. Such termination fees consist primarily of 1% of the remaining amount of contractual revenues over the twelve-year term. During the contract term, the TTA may terminate the Victoria TTA contract for events of default, subject to Kamco's right to cure. Upon the failure to perform by Kamco or its subcontractors, the TTA may step in and take over the role of prime contractor in place of Kamco.

        Kamco has obligations under the Victoria TTA contract with respect to both project management and performance of subcontractors. There are numerous indemnification provisions within the Victoria TTA contract, some of which are customarily included through the normal course of business. We have agreed to hold TTA harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights, improper disclosures of confidential information, personal injuries or property damages. As the prime contractor for the Victoria TTA contract, in certain cases Kamco is entitled to the benefit of corresponding indemnifications from its subcontractors. We also retain the right to enforce the subcontracts and to seek damages for nonperformance from our subcontractors. Subject to a number of exclusions, Kamco's maximum liability is capped at $72 million ($100 million AUD). Under the Victoria TTA contract, liquidated damages, for which Kamco may be liable, are assessed at $36,000 ($50,000 AUD) per day for each day the specified phase completion is behind schedule, but are limited to $7.2 million ($10 million AUD). The first $3.6 million ($5 million AUD) in liquidated damages is split evenly amongst Kamco and certain subcontractors. The next $3.6 million ($5 million AUD) is apportioned based on responsibility for the delay.

        The Victoria TTA contract also requires that Kamco provide security and performance bonds in the amount of $21.6 million ($30 million AUD) during the two-year Build phase and in the amount of $10.8 million ($15 million AUD) during the twelve-year term. One of the banks associated with our credit facility issued a $32.4 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in fulfillment of the security and performance bonds. Keane has guaranteed performance and payment by Kamco in the event that Kamco is unable to complete the work or meet its payment obligations.

        Under EITF 00-21, in order to account for the deliverables within a contract separately, all delivered items must have standalone value, the vendor must have objective and reliable evidence of fair value of the undelivered item(s) and if the client has a general right of return relative to the delivered item, delivery or performance of the undelivered items is probably and substantially within the vendor's control. We have concluded that objective evidence of fair value does not exist for all of the elements with the Operate phase. Accordingly, the elements within the Build and Operate phases cannot be separated into multiple units of accounting and therefore, must be accounted for as a single unit of accounting. As a result, we are deferring all revenues and costs directly associated with the delivery of services during the Build phase and we will recognize all revenues and direct costs for the contract over the period of the Operate phase currently estimated to begin in mid-2007. The mobilization phase of the project is complete and during the Fourth Quarter of 2005, Kamco received its first milestone payment of $8.8 million USD ($12 million AUD). In 2005, we deferred all revenues and direct costs and expensed approximately $3.4 million in indirect costs. As of December 31, 2005, there is approximately $8.8 million of deferred long-term revenue and approximately $8.6 million of deferred costs included in Other assets in the accompanying consolidated balance sheet. See Note 17 "SEGMENT INFORMATION" for a discussion on the determination of reportable segments.

        See Item 1. BUSINESS for additional discussion of the automated fare collection systems industry.

3.    MARKETABLE SECURITIES

        The following is a summary of our available-for-sale marketable securities (dollars in thousands):

	Gross unrealized
As of December 31, 2005	Cost	Gains	Losses	Fair value
United States Government obligations	$54,681	$14	$(511)	$54,184
Corporate bonds	29,203	—	(601)	28,602
Municipal bonds	13,149	—	(139)	13,010

Total	$97,033	$14	$(1,251)	$95,796

As of December 31, 2004
United States Government obligations	$71,744	$64	$(595)	$71,213
Corporate bonds	32,282	—	(333)	31,949
Municipal bonds	27,506	51	(41)	27,516

Total	$131,532	$115	$(969)	$130,678

        The following is a summary of the cost and fair value of current available-for-sale marketable securities at December 31, 2005, by contractual maturity (dollars in thousands):

	Cost	Fair value
Due in one year or less	$58,661	$58,221
Due after one year through three years	34,425	33,696
Due after three years	3,947	3,879

	$97,033	$95,796

        Proceeds from the sale and maturity of available-for-sale securities were approximately $70.2 million with $0.1 million realized gains and $0.3 million realized losses, $77.6 million with $0.4 million realized gains and $0.4 million realized losses, and $18.1 million with $69,000 realized gains and $18,000 realized losses, for the years ended December 31, 2005, 2004, and 2003, respectively.

        At December 31, 2005 and December 31, 2004, we held available-for-sale securities with an aggregate fair value of approximately $92.7 million and $100.6 million, respectively, that had aggregate gross unrealized losses of approximately $1.3 million and $1.0 million, respectively. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. All such securities have been in a continuously declining unrealized loss position for less than 12 months. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date.

4.    TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable consists of the following (dollars in thousands):

As of December 31,	2005	2004
Billed	$88,351	$81,616
Unbilled	73,701	47,250
Allowance for doubtful accounts	(3,063)	(2,693)

Total	$158,989	$126,173

        Trade accounts receivable is presented net of doubtful accounts. The activity in the allowance for doubtful accounts is as follows (dollars in thousands):

Years ended December 31,	2005	2004	2003
Beginning of year balance	$2,693	$4,232	$7,053
Provision/ (recoveries), net	2,625	2,332	(1,166)
Write-offs	(2,255)	(3,871)	(1,655)

End of year balance	$3,063	$2,693	$4,232

5.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (dollars in thousands):

As of December 31,	2005	2004
Buildings and improvements	$46,776	$47,964
Office equipment	16,554	16,140
Computer equipment and software	80,777	77,293
Leasehold improvements	14,645	10,294

	158,752	151,691
Less accumulated depreciation and amortization	(81,169)	(74,930)

Total	$77,583	$76,761

        Depreciation expense, including amortization of assets under capital leases, was $13.2 million, $12.5 million, and $11.2 million, for the years ended 2005, 2004, and 2003, respectively. Computer equipment and software includes assets arising from capital lease obligations at a cost of $1.1 million and $1.6 million, with accumulated amortization totaling $1.1 million and $1.6 million as of December 31, 2005 and 2004, respectively.

        In 2002, we began capitalizing the costs of internally developed software with a useful life in excess of one year in accordance with SOP 98-1. We have classified these costs within computer equipment and software. During 2005, 2004, and 2003, we capitalized approximately $0.3 million, $2.5 million, and $4.3 million, respectively, which consists primarily of internal and external labor costs associated with internally developed software. As of December 31, 2005, 2004, and 2003, these unamortized capitalized costs, which were related to the implementation of our PeopleSoft Enterprise Resource Planning applications, were approximately $9.4 million, $10.3 million, and $8.4 million, respectively.

        Our principal executive office is located at 100 City Square in Boston, Massachusetts (the "New Facility"). We lease the New Facility from Gateway LLC as described further in Note 16 "RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES." In view of the related party transactions discussed in Note 16, we concluded that during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with

EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." We began occupying the New Facility and making lease payments in March 2003. As a result of the completion of the construction phase and our current occupancy, the related capitalized costs are now classified as "Building" within property and equipment, net, in the accompanying consolidated balance sheets. A liability for the same amount appears as accrued building costs in both our short- and long-term liabilities. The costs of the building are being amortized on a straight-line basis over a 39-year useful life.

        We own several condominiums that had in the past been used as an employee benefit. As of December 31, 2005, we have designated these units, with a carrying value of approximately $1.6 million, as held for sale within Property and equipment. We expect to sell these condos in 2006.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

        In accordance with SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Any impairment would be measured based upon the fair value of the related asset based upon the provisions of SFAS 142. There were no impairment losses related to goodwill during the years ended December 31, 2005, 2004 and 2003. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

        The following table presents the change in the carrying amount of goodwill (dollars in thousands):

	2005	2004
Balance as of January 1,	$305,965	$292,924
Goodwill acquired during the year	352	13,890
Additional purchase price for prior year acquisitions	10,737	—
Currency translation adjustment effect	(2,518)	1,383
Adjustments to goodwill balances	—	(2,232)

Balance as of December 31,	$314,536	$305,965

        During 2005, the additional purchase price recorded includes approximately $6.7 million in earn-out consideration associated with Nims Associates, Inc. ("Nims") and $4.0 million associated with our increased ownership in Keane Worldzen. See Note 7 "BUSINESS ACQUISITIONS" for a discussion of these acquired businesses. The adjustment to the 2004 goodwill balances represents an adjustment to the acquired balance and additional transaction costs for prior year acquisitions. In addition, goodwill in 2004 was adjusted by $2.1 million related to deferred tax liabilities established in purchase accounting, which has been reclassified from deferred tax liabilities to goodwill as of December 31, 2004. See Note 15 "INCOME TAXES" for further discussion.

        Amortized intangible assets consist of the following:

Intangible assets (dollars in thousands):	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2005
Customer lists	$88,532	$(47,482)	$41,050
Contracts	30,111	(25,339)	4,772
Non-compete agreements	7,524	(7,524)	—
Technology	7,775	(6,510)	1,265
Tradename	173	(37)	136

Total	$134,115	$(86,892)	$47,223

As of December 31, 2004
Customer lists	$88,532	$(35,492)	$53,040
Contracts	30,213	(23,091)	7,122
Non-compete agreements	7,524	(7,299)	225
Technology	7,775	(5,399)	2,376
Tradename	193	(12)	181

Total	$134,237	$(71,293)	$62,944

        Amortization expense for the years ended December 31, 2005, 2004, and 2003, was approximately $15.6 million, $16.2 million, and $15.8 million, respectively. Future estimated amortization expense is $15.3 million, $13.0 million, $11.9 million, $3.7 million and $1.3 million for the years ended December 31, 2006, 2007, 2008, 2009, and 2010, respectively.

7.    BUSINESS ACQUISITIONS

Cresta Testing, Inc.

        On June 1, 2005, we acquired Cresta Testing, Inc. ("Cresta"), a software testing company that specialized in managed services, test strategy and training, and functional and performance testing. In exchange for all of the outstanding capital stock of Cresta, we paid $0.6 million in cash, of which $60,000 was held back to secure indemnification obligations of the Cresta stockholders. We also agreed to pay up to an additional $0.5 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. The earn-out consideration is also dependent on the employment of a certain Cresta employee, therefore, in accordance with SFAS 141, we will record any additional earn-out consideration as compensation expense. The $60,000 held back was deposited as restricted cash and accrued and included in Accrued expenses and other liabilities in the accompanying consolidated balance sheet. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The total cost of the acquisition through December 31, 2005 was $0.6 million, which included net assets acquired of approximately $0.4 million. Total assets acquired of $0.7 million consisted primarily of cash of $0.1 million and accounts receivable of $0.6 million. The purchase price allocation is final as of December 31, 2005. The operating results of Cresta have been included in our consolidated statement of operations beginning June 2, 2005.

ArcStream Solutions, Inc.

        On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream Solutions, Inc. ("ArcStream") for a base purchase price of zero ($0.00) dollars, subject to a working capital adjustment, and an additional earn-out consideration based on the performance of the ArcStream business during the remainder of 2005. The earn-out period ended on December 31, 2005 and no earn-out consideration was paid. ArcStream was a business and technology consulting firm based in Watertown, Massachusetts, that specializes in helping organizations compete through the use of advanced technologies and process improvement. As a former stockholder of ArcStream, John Keane, Jr. would have been entitled to a portion of any additional consideration. John Keane, Jr. was the founder, President and Chief Executive Officer of ArcStream. He is also the brother of Brian Keane, our CEO, the son of John Keane, Sr., the Chairman of our Board, and a member of our Board of Directors. In addition, in connection with the transaction, John Keane, Jr., agreed to guarantee certain indemnification obligations of ArcStream and we paid John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. The transaction was approved by both our Audit Committee and our Board of Directors. The operating results of the acquired ArcStream assets have been included in our consolidated statement of operations beginning April 5, 2005.

netNumina Solutions, Inc.

        On February 28, 2005, we acquired netNumina Solutions, Inc. ("netNumina"), a software development company based in Cambridge, Massachusetts that specialized in technology strategy, architecture, and custom development, to enhance our capabilities in Development and Integration services. In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders. As of December 31, 2005, we had paid the $5.1 million not held back and the $0.6 million held back was deposited as restricted cash and included in Accrued expenses and other liabilities in the accompanying consolidated balance sheet. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The total cost of the transaction through December 31, 2005 was $4.8 million, which included net assets of approximately $5.2 million. Total assets acquired of $7.8 million consisted primarily of cash of $4.6 million and accounts receivable of $2.3 million. In connection with the purchase price allocation we recorded a $0.5 million fair value adjustment to reduce property and equipment that resulted from an excess book value of the assets acquired over the purchase price and recorded deferred tax assets of $2.0 million. As a result, we have not recorded any goodwill or intangible assets in connection with this acquisition. The valuation and purchase price allocation are final as of December 31, 2005. The operating results of netNumina have been included in our consolidated statements of income beginning March 1, 2005.

        At the date of the acquisition of NetNumina, we entered into a plan to implement a workforce reduction of eight non-billable employees. As a result, we recorded a restructuring liability of $1.0 million related to severance. In accordance with EITF Issue No. 95-3 ("EITF 95-3"), "Recognition of Liabilities in Connection with a Purchase Business Combination," these costs, which are not associated with the generation of future revenues and have no future economic benefit, are reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Fast Track Holdings Limited

        On July 13, 2004, we acquired Fast Track Holdings Limited ("Fast Track"), a privately held consulting firm based in the United Kingdom that manages the design, integration, and deployment of large-scale SAP implementations. In exchange for all of Fast Track's outstanding capital stock, we paid approximately $3.4 million in cash, including transaction costs. We also agreed to pay up to an additional approximately $5.0 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. Based on Fast Track's financial results through July 31, 2005, the first earn-out totaling approximately $2.0 million was not achieved. Payment for earn-out consideration earned through July 31, 2006, if any, may range up to approximately $2.9 million. The additional payment for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The portion of the purchase price related to the intangible assets was finalized and identified utilizing standard valuation procedures and techniques. The total cost of the acquisition through December 31, 2005 was $4.1 million, which included net assets acquired of approximately ($0.2) million, goodwill of approximately $3.1 million and intangible assets of approximately $1.1 million, the majority of which is being amortized on a straight-line basis over two years, and approximates the expected period of benefit. Total assets acquired of $2.1 million consisted primarily of accounts receivable of $1.9 million. The operating results of Fast Track have been included in our consolidated statement of operations beginning July 14, 2004.

        At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction. As a result, we recorded a restructuring liability of $0.3 million related to the lease obligations and certain other costs for those facilities and $0.1 million related to severance and retention. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Nims Associates, Inc.

        On February 27, 2004, we acquired Nims, an information technology and consulting services company with offices in the Midwest and Advanced Development Centers ("ADCs") in Indianapolis and Dallas, to expand our client base, primarily in the financial and insurance industries. In exchange for all of Nims' outstanding capital stock, we paid $18.2 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The additional payments for earn-out consideration will be accounted for as additional purchase price. The first earn-out was achieved as of March 1, 2005 and, as a result, we paid $3.3 million in earn-out consideration in April 2005 and recorded a corresponding increase in Goodwill. Based on the financial performance as of December 31, 2005, the second earn-out was achieved; therefore, we accrued the related $3.3 million contingent consideration as of December 31, 2005 with a corresponding increase to Goodwill and expect to pay it in April 2006. As of December 31, 2005, there is a remaining $8.3 million in earn-out consideration that could be achieved over the next year. The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The total cost of the acquisition through December 31, 2005 was $29.5 million, which includes net assets acquired of approximately $5.4 million, goodwill of approximately $17.1 million and intangible assets of $7.0 million. The intangible assets are primarily amortized on a straight-line basis over 10 years, which approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The portion of the purchase price related to the intangible assets was finalized and identified by utilizing standard valuation procedures and techniques. The operating results of Nims have been included in our consolidated statements of income beginning March 1, 2004.

        At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction of 22 non-billable employees. As a result, we recorded a restructuring liability of $1.3 million related to the lease obligations and certain other costs for those facilities and $0.3 million related to severance and retention. In accordance with EITF 95-3, these costs, which were not associated with the generation of future revenues and had no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

        The unaudited pro forma combined statements of income below present our historical statements and our acquisition of Nims on February 27, 2004 as if the purchase had occurred at January 1, 2004. The following unaudited pro forma combined financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the purchase occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations (dollars in thousands, except per share data):

2004
Unaudited
Revenues	$920,048
Net income (1)	32,481
Basic earnings per share	0.52
Diluted earnings per share	0.49

(1)
See Note 13 "EARNINGS PER SHARE" for reconciliation of net income as reported to net income used in calculation of diluted earnings per share.

Keane Worldzen

        On October 17, 2003, we acquired a controlling interest in Keane Worldzen, a privately held Business Process Outsourcing ("BPO") firm. In connection with the acquisition, we paid $9.0 million to acquire the Series A preferred shares of Worldzen Holdings Limited held by an unrelated third party. We contributed to Keane Worldzen our Worldzen Holdings Limited shares, $4.3 million in cash and certain assets of our Keane Consulting Group ("KCG"), our business consulting arm. This transaction was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. As a result of the initial transaction, we owned approximately 62% of Keane Worldzen's outstanding capital stock. The former majority shareholders of Worldzen Holdings Limited contributed their Worldzen Holdings Limited shares to Keane Worldzen in exchange for approximately 38% of Keane Worldzen's outstanding capital stock and are currently members of Keane Worldzen's management. The assets and liabilities contributed to Keane Worldzen were recorded in relation to each shareholder's ownership percentage in Keane Worldzen as follows: (i) carryover basis related to assets and liabilities contributed to Keane Worldzen for which the individual shareholder had a prior interest; and (ii) fair value for assets and liabilities for which an individual shareholder had no prior interest. The acquisition was intended to strengthen our position in the BPO market. As a result, we initially recorded goodwill of approximately $13.8 million in the accompanying consolidated balance sheets.

        On April 1, 2005, we increased our equity position in Keane Worldzen pursuant to the purchase option discussed below to approximately 81% with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of existing cash advances to equity. We purchased approximately 36.0 million shares at a cost of approximately $.22 per share. As a result of the additional capital contribution, we continue to consolidate the results of Keane Worldzen, but are also able to consolidate its results for tax purposes beginning April 1, 2005. Upon our additional capital contribution, the minority interest shareholders own approximately 19% of the issued and outstanding capital stock of Keane Worldzen. In December 2005, the minority shareholders executed their right under the first put option to require us to purchase approximately 5% of their shares for a stated value of $2.8 million as discussed below. As a result, we paid the $2.8 million for an additional 5% ownership interest associated with the first put option and as of December 31, 2005, own approximately 86% of the issued and outstanding capital stock of Keane Worldzen.

        In connection with our acquisition of a controlling interest in Keane Worldzen in October 2003, we obtained the right to purchase certain of the remaining shares held by the minority shareholders of Keane Worldzen at different times during 2006 to 2009 ("call options") and the right to acquire additional shares directly from Worldzen at a fixed price stated at the acquisition date through 2005 ("purchase option"). Our purchase option allowed us to purchase additional shares directly from Worldzen to obtain up to 80% of the total outstanding shares of Worldzen through December 31, 2005. Our first call option is exercisable during the period beginning on January 1, 2006 and ending on December 31, 2006, is based on the same fixed price as is the purchase option and allows us to acquire up to 80% of the total outstanding shares of Worldzen at the time the first call option is exercised. The fair value of the purchase and first call option, using a Black-Scholes valuation model, was approximately $3.8 million and was recorded at the original acquisition date. During 2005, we acquired 80% of the outstanding shares of Keane Worldzen through the exercise of the purchase option and reclassified the value of the purchase and first call option to goodwill. The other call options are exercisable at the fair market value of the underlying shares to obtain specified ownership levels during the call periods, which are exercisable at certain times during the period January 1, 2007 through December 31, 2009. Since these other call options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these call options in our consolidated financial statements.

        Also in connection with the acquisition, the minority shareholders were given the right to require us to purchase certain of their remaining shares at various times ("put options") subject to the achievement of certain operating and financial milestones related to Keane Worldzen's business performance. The first put option, the term of which is October 17, 2003 through December 31, 2005, was exercisable based on a stated value for the underlying shares of $2.8 million and was exercised and paid in December 2005. The fair value of this put option, using a Black-Scholes valuation model, was approximately $279,000 at the acquisition date and was recognized as compensation expense in the accompanying consolidated financial statements through the expiration date of the option or December 31, 2005. The other put options are exercisable at fair market value for the underlying shares during the put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010. Because these other put options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these put options in our consolidated financial statements.

        In addition to acquisitions of Cresta, Arcstream, netNumina, Fast Track, Nims, and Keane Worldzen, we completed an acquisition of a business complementary to our business strategy during the Third Quarter of 2002. The merger and consideration costs of this acquisition, which was accounted for using the purchase method of accounting, totaled $13.2 million, which included a $0.2 million liability adjustment in the First Quarter of 2004. The purchase price included contingent consideration based upon operating performance of the acquired business. As of December 31, 2002, in connection with this acquisition, we had recorded a contingent liability of approximately $0.9 million related to certain earn-out considerations. The $0.9 million was paid out during the First Quarter of 2003. As of September 25, 2004, the earn-out periods had expired and no additional consideration was paid as a result of not reaching the required operating performance measures.

        The results of operations of these acquired companies have been included in our consolidated statements of income from the dates of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill. Identifiable intangible assets associated with these acquisitions are being amortized on a straight-line basis over periods ranging from two to 10 years and approximate the expected periods of benefit. Pro forma results of operations for Cresta, ArcStream, netNumina, and Fast Track have not been provided since these acquisitions were not material either individually or in the aggregate in the year of acquisition.

8.    ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following (dollars in thousands):

As of December 31,	2005	2004
Accrued building costs	$541	$498
Accrued employee benefits	6,556	6,032
Accrued deferred compensation	8,034	8,083
Purchased services	11,630	8,420
Other	19,768	17,166

	$46,529	$40,199

        Refer to Note 14 "BENEFIT PLANS" for additional information.

9.    NOTE PAYABLE

        During the Third Quarter of 2002, in connection with the purchase of a business complementary to our operations, we initially issued a $3.0 million non-interest bearing note payable as partial consideration. The note could be settled in cash or through the provision of services. The note had a one-year term with a one-year extension expiring on September 25, 2004. Effective September 25, 2004, the term of the note was extended one year, but expired on September 25, 2005. During 2005 and 2004, we reduced the note payable balance by approximately $0.7 million and $1.3 million, respectively, as a result of delivering related service credits. As of December 31, 2005, the remaining deferred revenue and note payable balances were each zero.

10.    CONVERTIBLE SUBORDINATED DEBENTURES

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

        The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price per share of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price per share of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions. See Note 13 "EARNINGS PER SHARE" for further discussion of the Debentures.

        Debt issuance costs were approximately $4.4 million and are included in other assets, net, in the accompanying consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. As of December 31, 2005 and 2004, the unamortized debt issuance costs were approximately $2.2 million and $3.1 million, respectively.

11.    RESTRUCTURING CHARGES

Workforce reductions

        In connection with the netNumina acquisition discussed in Note 7 "BUSINESS ACQUISITIONS", we entered into a plan to reduce the workforce by eight employees, most of whom had an expected termination date in the Second Quarter of 2005. The employees affected in the reduction are non-billable personnel whose responsibilities have been integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of $1.0 million associated with severance and other termination benefits and the plan is substantially completed as of December 31, 2005. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Cash expenditures in 2005 related to the netNumina severance and retention accruals were $0.8 million. As of December 31, 2005, the remaining balance was $0.2 million and we expect to complete the plan in the First Quarter of 2006.

        In connection with the Fast Track acquisition discussed in Note 7 "BUSINESS ACQUISITIONS", we entered into a plan to reduce the workforce by seven employees, most of whom had a termination date of October 31, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of approximately $0.1 million associated with severance, retention, and other termination benefits, completed the plan by the end of the First Quarter of 2005, and paid the entire $0.1 million in severance and retention. In accordance with EITF 95-3, these costs were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

        In connection with the Nims acquisition discussed in Note 7 "BUSINESS ACQUISITIONS", we entered into a plan to reduce the workforce by 22 employees, most of whom had a termination date of April 30, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of $0.3 million associated with severance, retention, and other termination benefits and had substantially completed the plan by December 31, 2004. As of December 31, 2004, we had paid approximately $0.3 million in severance and retention costs and had a remaining reserve balance of $15,000. In accordance with EITF 95-3, these costs were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

        During 2003, we had two additional workforce reductions related to our business consulting arm and one of our North American branches, which included a headcount reduction of 25 and 50 employees, respectively. As a result of these reductions, we recorded a total restructuring charge of $1.3 million, consisting of retention and severance costs. In accordance with SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," we accrued for these costs beginning at the time of an employee's notification through the termination date. No further costs were anticipated to be incurred related to either of the two workforce reductions in 2003. During the Fourth Quarter of 2003, we evaluated the remaining balances of the current and prior year's workforce restructuring charges and determined that $0.1 million and $1.4 million of charges taken in 2003 and 2002, respectively, were no longer deemed to be necessary due to employee resignation prior to termination or revised workforce needs. The net impact of the workforce reductions to the 2003 consolidated statement of income was a reduction to restructuring expense of $0.2 million.

        As of December 31, 2004, we had completed all of the terminations related to the reductions in force for our business consulting arm and one of our North American branches, respectively. Cash expenditures in 2004 and 2003 related to the 2003 severance and retention restructuring accruals were $0.2 million and $1.1 million, respectively. No further costs are anticipated related to these restructurings.

        In the Fourth Quarter of 2002, we recorded a restructuring charge of $17.6 million, of which $3.2 million related to a workforce reduction of approximately 229 employees for the year 2002. In 2002, we also had a change in estimate of $0.3 million in connection with the 2002 and prior year workforce reductions, which resulted in a net workforce restructuring charge of $2.9 million. Cash expenditures in 2003 related to the 2002 workforce reduction were $1.8 million. As of January 1, 2004, we had a remaining balance of approximately $24,000 related to the 2002 workforce reduction, all of which we paid in the First Quarter of 2004.

Branch office closures

        During December 2005, in accordance with SFAS 146, we accrued $0.6 million for a restructuring of one of our real estate locations that we vacated. Also during the Fourth Quarter of 2005, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined we had approximately $0.6 million in excess cost over our current needs. This change in estimate was a result of negotiating early lease terminations, obtaining a subtenant, or lower facility costs. The net impact of these actions did not have an effect on our consolidated statement of income. For the year ended December 31, 2005, there were no cash expenditures related to the 2005 property restructurings. As of December 31, 2005, the remaining reserve balance was $0.6 million.

        During December 2004, in accordance with SFAS 146, we accrued $2.3 million for a restructuring of one of our real estate locations that we vacated. Additionally, during the Fourth Quarter of 2004, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we had excess costs-accrued of $2.4 million, as a result of negotiating early lease terminations or obtaining a subtenant. The net impact of these actions resulted in a net expense reduction to the restructuring charge of $0.1 million in the Fourth Quarter of 2004 in our consolidated statement of income. Cash expenditures in 2005 related to the 2004 property restructurings totaled $0.4 million. As of December 31, 2005, the remaining reserve balance was $2.1 million.

        In connection with the Fast Track acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we recorded a restructuring liability of $0.3 million related to the lease obligation and certain other costs for one facility. In accordance with EITF 95-3, these costs, which were not associated with the generation of future revenues and had no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The total restructuring liability was paid in the First Quarter of 2005.

        In connection with the Nims acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we recorded an initial restructuring liability of $1.4 million related to the lease obligation and certain other costs for eight facilities. During the Fourth Quarter of 2004, we revised our original estimate for Nims-related lease obligations and reduced the accrual by $0.1 million. In accordance with EITF 95-3, these costs, which were not associated with the generation of future revenues and had no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Cash expenditures in 2005 and 2004 related to all Nims-related branch office closings totaled $0.3 million and $0.4 million, respectively, which is net of approximately $0.1 million and $0.2 million, respectively, of sublease payments received. As of December 31, 2005, the remaining reserve balance was $0.5 million.

        During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit. Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined as a result of negotiating early lease terminations or obtaining a subtenant had approximately $1.0 million in excess costs accrued. In prior years, in accordance with EITF Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success. Cash expenditures in 2005, 2004, and 2003 for all branch office closings relating to restructuring charges in 2003 and prior years were $2.1 million, $6.3 million, and $9.0 million, respectively, which is net of approximately $1.2 million, $1.5 million, and $1.7 million, respectively, of sublease payments received. As of December 31, 2005, the total remaining reserve balance for branch office closings relating to restructuring in 2003 and prior years was $2.3 million.

        A summary of restructuring activity during 2005, 2004, and 2003, which is reported in the accompanying consolidated balance sheets, is as follows (dollars in thousands):

	January 1, 2003 Balance	Cash Expenditures, Net	Change in current and prior year's estimate	Charges in Fiscal 2003	Acquisition Related Charges in Fiscal 2003	December 31, 2003 Balance
Branch office closures and other expenditures by year of action
1999	623	(466)	—	—	—	157
2000	761	(531)	248	—	—	478
2001	6,615	(3,727)	(545)	—	—	2,343
2002	14,951	(4,309)	(708)	—	—	9,934
2003	—	—	—	870	—	870

	22,950	(9,033)	(1,005)	870	—	13,782
2002 Workforce reduction	3,285	(1,784)	(1,477)	—	—	24
2003 Workforce reduction	—	(1,072)	(59)	1,345	—	214

Total Restructuring Balance	26,235	(11,889)	(2,541)	2,215	—	14,020

	January 1, 2004 Balance	Cash Expenditures, Net	Change in current and prior year's estimate	Charges in Fiscal 2004	Acquisition Related Charges in Fiscal 2004	December 31, 2004 Balance
Branch office closures and other expenditures by year of action
1999	157	(115)	(23)	—	—	19
2000	478	(473)	—	—	—	5
2001	2,343	(1,754)	(30)	—	—	559
2002	9,934	(3,661)	(1,995)	—	—	4,278
2003	870	(318)	(318)	—	—	234
2004	—	(402)	(11)	2,266	1,638	3,491

	13,782	(6,723)	(2,377)	2,266	1,638	8,586
2002 Workforce reduction	24	(24)	—	—	—	—
2003 Workforce reduction	214	(214)	—	—	—	—
2004 Workforce reduction	—	(363)	—	—	454	91

Total Restructuring Balance	14,020	(7,324)	(2,377)	2,266	2,092	8,677

	January 1, 2005 Balance	Cash Expenditures, Net	Change in current and prior year's estimate	Charges in Fiscal 2005	Acquisition Related Charges in Fiscal 2005	December 31, 2005 Balance
Branch office closures and other expenditures by year of action
1999	19	—	(19)	—	—	—
2000	5	41	32	—	—	78
2001	559	(202)	(114)	—	—	243
2002	4,278	(1,762)	(581)	—	—	1,935
2003	234	(141)	(78)	—	—	15
2004	3,491	(1,082)	179	—	—	2,588
2005	—	—	—	581	—	581

	8,586	(3,146)	(581)	581	—	5,440
2004 Workforce reduction	91	(91)	—	—	—	—
2005 Workforce reduction	—	(821)	—	—	985	164

Total Restructuring Balance	8,677	(4,058)	(581)	581	985	5,604

12.    CAPITAL STOCK

        On June 14, 2005, we announced that our Board of Directors had authorized us to repurchase an additional 3 million shares of our common stock over the next 12 months effective June 13, 2005, all of which was repurchased by October 19, 2005.

        On October 25, 2005, we announced that our Board of Directors had authorized us to repurchase an additional 3 million shares of our common stock over the next twelve months effective October 20, 2005. Between May 1999 and December 31, 2005, we invested approximately $314.7 million to repurchase approximately 25.2 million shares of our common stock under twelve separate authorizations. The additional paid in capital was reduced to zero as of December 31, 2005 as a result of our cumulative share repurchases. During 2005, we repurchased a total of approximately 4.6 million shares of common stock for $54.9 million, which resulted in a reduction of $0.4 million to common stock, a reduction of $39.4 million to additional paid in capital, and the remaining $15.1 million as a reduction of retained earnings.

        Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of "treasury shares" and provides that shares reacquired by a company become "authorized but unissued" shares. Accordingly, as of July 2, 2004, we redesignated our existing treasury shares, at an aggregate cost of $141.5 million, as authorized but unissued and allocated this amount to the common stock's par value and additional paid in capital.

        On January 13, 2004, we announced that our Board of Directors had voted to convert all of our outstanding shares of Class B common stock into shares of our common stock on a one-for-one basis, effective February 1, 2004. Class B shares were entitled to 10 votes per share whereas shares of our common stock are entitled to only one vote per share on matters submitted to shareholders for vote. As of January 31, 2004, the Class B common stock represented less than 1% of the total of our outstanding shares of our Class B common stock and our common stock, net of treasury stock, but had approximately 4.3% of the combined voting power of our outstanding shares of our Class B common stock and our common stock, net of treasury stock.

        Subsequent to February 1, 2004, we have two classes of stock: preferred stock and common stock. Holders of common stock are entitled to one vote for each share held. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions of any series of preferred stock, and to fix the number of shares of any such series. For the period January 1, 2002 through December 31, 2005, our Board of Directors authorized us to repurchase up to an aggregate of 23.6 million shares of our common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations, "LIQUIDITY AND CAPITAL RESOURCES" for further discussion.

13.    EARNINGS PER SHARE

        A summary of our calculation of earnings per share is as follows (in thousands, except per share data):

Years Ended December 31,	2005	2004	2003
Net income used for basic earnings per share	$33,426	$32,282	$29,222
Interest expense associated with convertible debentures, including amortization of debt issuance costs	3,881	3,880	2,062
Related tax effect	(1,585)	(1,585)	(842)

Net income used for diluted earnings per share	$35,722	$34,577	$30,442

Weighted average number of common shares outstanding used in calculation of basic earnings per share	60,540	62,601	65,771
Incremental shares from restricted stock, employee stock purchase plan, and the assumed exercise of dilutive stock options	566	1,031	652
Incremental shares from assumed conversion of convertible debentures	8,175	8,175	4,394

Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	69,281	71,807	70,817
Earnings per share
Basic	$0.55	$0.52	$0.44

Diluted	$0.52	$0.48	$0.43

        Potential common shares consist of employee stock options and restricted common stock. Employee stock options to purchase 1,939,000, 1,217,000, and 1,453,000 shares for the years ended December 31, 2005, 2004, and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the period and therefore, their effect would have been anti-dilutive. Unvested shares of restricted common stock totaling approximately 136,000, 39,000, and 6,000 shares for the years ended December 31, 2005, 2004, and 2003, respectively, were excluded from the computation of diluted earnings per shares as their effect would have been anti-dilutive.

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

        We adopted the provisions of EITF 04-8 in the Fourth Quarter of 2004. EITF 04-8 requires that we include contingently convertible debt in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation. EITF 04-8 also requires the restatement of previously reported diluted earnings per share upon adoption. Therefore, the weighted average impact of the 8.2 million shares issuable upon conversion of the Debentures has been included in the calculation of diluted earnings per share for the years ended December 31, 2005, 2004, and 2003 based upon the period the Debentures were outstanding.

        During the quarter ended June 30, 2004, we adopted the provisions of EITF 03-6, which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Our Debentures are not participating securities under the provisions of EITF 03-6 as they do not participate in undistributed earnings with our common stock. No separate disclosure of basic or diluted earnings per share has been made for the Class B common stock as the impact was immaterial and, effective February 1, 2004, all of the Class B common stock was converted into shares of our common stock. In addition, there was no impact on the basic and diluted earnings per share for our common stock for all periods presented in the accompanying consolidated statements of income. See Note 12 "CAPITAL STOCK" for further discussion.

14.    BENEFIT PLANS

        STOCK OPTION PLANS:    Pro forma financial measures regarding net income and earnings per share are required by SFAS 123 for stock-based awards as if we had accounted for our stock-based compensation to employees under the fair value method prescribed in SFAS 123. As permitted by SFAS 148 and SFAS 123, we account for our stock-based compensation in accordance with APB 25, FIN 44, and related implementation guidance and apply the disclosure provisions of SFAS 148 and SFAS 123. Accordingly, our adoption of disclosure provisions of SFAS 148 does not impact our financial condition or results of operations.

        The fair market value of each stock option is estimated using the Black-Scholes option pricing model, assuming no expected dividends with the following weighted-average assumptions:

Years ended December 31,	2005	2004	2003
Expected life (in years)	5.1	5.2	5.2
Expected stock price volatility	48%	56%	61%
Risk-free interest rate	3.96%	4.14%	3.87%

        The weighted-average fair value of options granted under our option plans during the years ended December 31, 2005, 2004, and 2003, was $5.79, $7.99, and $4.90, respectively. The weighted-average fair value of restricted stock granted under the option plans during the years ended December 31, 2005, 2004, and 2003 was $10.91, $15.14, and $11.09, respectively.

        Our 1992 Stock Option Plan provides for grants of stock options for up to 3,600,000 shares of our common stock to our employees, officers, directors, consultants, and advisors. Generally, options expire five years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines. As of December 31, 2005, 2004, and 2003, there were no options outstanding under this plan and the plan has expired.

        Our 1998 Stock Incentive Plan, amended in December 1999, provides for grants of stock options and restricted stock for up to 7,000,000 shares of our common stock to our employees, officers, directors, consultants, and advisors. The contractual life of options ranges from five to ten years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines.

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

        Our 2001 Stock Incentive Plan provides for grants of stock options for up to 7,000,000 shares of our common stock to our employees, officers, directors, consultants, and advisors. The contractual life of options ranges from five to ten years from the date of grant, require a purchase price of not less than 100% of the fair market value of the stock as of the date of grant, and are exercisable at such time or times as the Board of Directors in each case determines.

        For all of our stock plans, we may grant options that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("incentive stock options") or nonstatutory options not intended to qualify as incentive stock options.

        In November 2001, we completed a merger with Metro Information Services, Inc. ("Metro"). In connection with the merger, we assumed all options, vested and unvested, to purchase Metro's common stock, issued under Metro's stock option plan. Each option to purchase shares of Metro's common stock outstanding as of November 30, 2001 became an option to acquire a number of shares of our common stock equal to the number of shares of Metro's common stock subject to such option, multiplied by a conversion ratio of 0.48. The option price was proportionally adjusted. The number of adjusted shares under the Metro plan was 570,818, of which no shares, 6,864 shares, and 480 shares were exercised during 2005, 2004 and 2003, respectively.

        In September of 2002, we completed the purchase of a business complementary to our business strategy. In connection with this acquisition, we assumed all vested and unvested options to purchase the stock of the acquired company, under the respective stock option plan. Each option to purchase shares of the acquired company, as of September 25, 2002, became an option to acquire a number of shares of our common stock equal to the number of shares of the acquired company subject to such option, multiplied by conversion ratio of 0.1766. The option price was proportionally adjusted. The number of adjusted shares under the acquired company's plan is 87,502, of which 3,444 shares, 9,706 shares, and 27,652 shares, were exercised from this plan during 2005, 2004, and 2003, respectively.

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

        Information with respect to activity under our stock option plans, including restricted stock awards, is set forth below:

	Common stock	Weighted average exercise price
Outstanding at December 31, 2002	4,346,753	$17.25
Granted	1,820,909	8.57
Exercised	(93,160)	7.15
Canceled/expired	(1,428,642)	21.65
Outstanding at December 31, 2003	4,645,860	12.42
Granted	1,357,700	15.08
Exercised	(157,188)	8.73
Canceled/expired	(1,200,880)	16.19
Outstanding at December 31, 2004	4,645,492	12.35
Granted	1,108,700	12.16
Exercised	(157,704)	8.73
Canceled/expired	(525,558)	15.43

Outstanding at December 31, 2005	5,070,930	$12.10

        Shares available for future issuance under our stock option plans at December 31, 2005 are 9,004,935. During the years ended December 31, 2005, 2004, and 2003, we granted 20,000 shares, 145,000 shares, and 25,000 shares of restricted stock, respectively.

        The following table summarizes information about stock options and restricted stock that were outstanding at December 31, 2005:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price of options outstanding	Number exercisable	Weighted average exercise price of exercisable options
$0.00-$7.44	40,877	4.10	$6.29	21,825	$5.81
7.45-8.56	1,049,188	5.30	8.13	207,538	8.28
8.57-9.83	1,106,563	4.80	9.73	1,045,063	9.75
9.84-11.30	55,679	4.00	10.76	7,179	10.31
11.31-13.00	1,054,660	9.10	12.17	692,660	12.46
13.01-14.95	293,624	7.30	14.07	260,293	14.08
14.96-17.19	1,399,350	6.60	15.81	1,247,271	15.88
17.20-29.80	28,000	5.10	18.26	8,000	18.16
29.81-58.33	42,989	1.60	37.72	42,989	37.72

Total	5,070,930			3,532,818

        STOCK PURCHASE PLANS:    Our 1992 ESPP provides for the purchase of 6,550,000 shares of common stock. Effective January 1, 2006, we modified our ESPP plan to allow qualifying employees to purchase shares at 95% of the market value of Keane stock on the last day of the six-month purchase period. Previously, qualifying employees were able to purchase stock at 85% of the market value of the stock on the offering commencement date or the last day of the purchase period, whichever was lower. During 2005, 2004, and 2003, participants in this plan purchased 323,646 shares, 369,056 shares, and 484,020 shares, respectively. Shares available for future purchases totaled 1,908,876 at December 31, 2005.

        On February 13, 2003, our Board of Directors approved a new UK ESPP. We allocated 500,000 shares of the total number of shares reserved under our 1992 ESPP for issuance under the UK ESPP. During 2005, participants in this plan purchased 5,335 shares. Shares available for future purchases as of December 31, 2005 totaled 488,030.

        INCENTIVE COMPENSATION PLANS:    We have established incentive compensation plans for certain officers and selected employees. Payments under the plans are based on actual performance compared to stated plan objectives. Compensation expense under the plans in 2005, 2004, and 2003, approximated $26.5 million, $22.6 million, and $21.3 million, respectively. In addition, management may award discretionary bonuses based upon an individual's performance and/or contribution to the Company.

        DEFERRED COMPENSATION, SAVINGS, AND PROFIT SHARING PLANS:    During 1984, we established a deferred savings and profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan enables eligible employees to reduce their taxable income by contributing up to 25% of their salary to the plan. After one year of employment, we contribute $0.50 for each pre-tax dollar deferred, up to 6.0% of eligible employee's annual salary contributed. We may elect to make an additional discretionary contribution to the plan based on our profitability each year. Our match and discretionary contributions, if any, vest 25% each year and are fully vested after five years of employment. Our contributions for 2005, 2004, and 2003 amounted to approximately $7.5 million, $7.6 million, and $7.5 million, respectively. In addition, our UK subsidiary offers a defined contribution plan whereby the UK subsidiary provides employer contributions ranging from 6.0% to 9.5% of the employee's annual salary based on the employees length of service. The UK employer contributions under the UK defined contribution for 2005, 2004, and 2003 were approximately $1.2 million, $1.1 million, and $0.4 million, respectively.

        In addition, we have a deferred compensation plan for officers and eligible employees. The deferred compensation plan allows the participants to reduce their taxable income by contributing 5-50% of their annual salary and 10-90% of their bonus or incentive compensation to the plan. We may make discretionary contributions to the plan based on individual or corporate performance. The amounts deferred earn a yield as determined by the benchmark investments selected by the participant. As of December 31, 2005 and 2004, approximately $8.0 million and $8.1 million, respectively, was accrued under this plan and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

DEFINED BENEFIT PLANS:

The Gratuity Plan

        We provide our employees in India with benefits under a defined benefit plan (the "Gratuity Plan") as required by India law. The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee's salary and years of employment with us. We determine our liability under the Gratuity Plan by actuarial valuation using the projected unit credit method. Under this method, we determine our liability based upon the discounted value of salary increases until the date of separation arising from retirement, death, resignation, or other termination of services. Critical assumptions used in measuring the plan expense and projected liability under the projected unit credit method include the discount rate and the expected increase in the compensation rates. We evaluate these critical assumptions at least annually. We periodically evaluate and update other assumptions used in the projected unit credit method involving demographic factors, such as retirement age and turnover rate, to reflect our actual experience.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date, which is December 31. The discount rate we use is equal to the yield on high-quality fixed-income investments in India at the measurement date. As of December 31, 2005, the discount rate was 8.0% and the expected increase in compensation was 15.0%. A lower discount rate increases the present value of benefit obligations and therefore increases gratuity expense. Since our Gratuity Plan is unfunded, we have not assumed any returns on assets. The Gratuity Plan expense was $0.3 million for both of the years ended December 31, 2005 and 2004. As of December 31, 2005 and 2004, the amount accrued under the Gratuity Plan was approximately $1.5 million and $1.2 million, respectively, and is included in accrued compensation in the accompanying consolidated balance sheet.

UK Defined Benefit Plan

        Our United Kingdom ("UK") defined benefit plan ("DBP") provides pension benefits to employees of our UK subsidiary who were active on August 4, 1999, and not to employees who joined after that date. Benefits are based on the employees' compensation and service. Our policy is to fund amounts required by applicable government regulations. Total pension expense for 2005, 2004, and 2003, was approximately $0.7 million, $1.2 million, and $2.0 million, respectively.

        During the First Quarter of 2004, we decided to close our UK DBP to future salary accruals effective April 1, 2004. Accordingly, we accounted for the closing of the UK DBP as a curtailment under SFAS No. 88 ("SFAS 88"), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." In 2004, we recorded a curtailment loss of approximately $0.2 million to expense the unrecognized prior service cost, and we recorded an additional required minimum liability of approximately $6.6 million through Accumulated other comprehensive loss in the accompanying consolidated balance sheets. In 2005, we recorded an additional required minimum pension liability of $2.8 million through Accumulated other comprehensive income.

Assumptions

        The following tables summarize the benefit costs and the weighted average assumptions associated with our UK DBP (dollars in thousands):

Years ended December 31,	2005	2004	2003
Components of net periodic benefit cost:
Service cost—benefits earned during the period	$58	$277	$1,304
Interest cost on projected benefit obligations	1,906	1,807	1,376
Expected return on plan assets	(1,752)	(1,563)	(1,125)
Net amortization and deferral—amortization of unrecognized net loss/(gain)	444	491	441

Net periodic pension cost	656	1,012	1,996

Curtailment loss (gain)	—	183	—

Net periodic pension cost after allowance for curtailment	$656	$1,195	$1,996

        The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. We change key employee benefit plan assumptions in response to current conditions in the securities market. The discount rate has been lowered from 5.50% in 2003 to 5.40% in 2004 and to 4.9% in 2005 and is based on AA rated corporate bond yields of similar duration as the liabilities of the UK DBP. The expected rate of return on pension plan assets has remained at 7.75% for 2003, 2004, and 2005.

Years ended December 31,	2005	2004	2003
Weighted average assumptions:
Discount rate at end of the year	4.9%	5.40%	5.50%
Expected return on plan assets for the year	7.75	7.75	7.75
Rate of compensation increase at end of the year*	—	—	4.25
Discretionary pension increased LPI** pension increases	0.00	0.00	0.00
LPI pension increases	2.90	2.80	2.75
Statutory revaluation of benefits (GMP)***	3.50	3.50	3.50

*
In 2004, the UK DBP was curtailed.

**
Limited Price Indexation

***
(Guaranteed Minimum Pension)

Plan Assets

        The percentages of the fair value of the UK DBP assets by major category are as follows:

	Percentage of Plan Assets
As of December 31,	2005	2004
Equity securities	47%	91%
Hedge Fund	45	—
Debt securities	5	6
Real estate	3	3

Total	100%	100%

Investment Strategy

        The UK DBP assets are invested with the objective of achieving a total rate of return over the long-term, sufficient to fund future pension obligations, to minimize future pension contributions and to ensure a minimum level of funding. We are willing to tolerate a commensurate level of risk to achieve this objective based on the funded status of the plan and the long-term nature of the UK DBP pension liability. Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes. All of the assets are managed by external investment managers. Asset allocation target ranges were established consistent with the investment objectives, and the assets are rebalanced periodically. The expected long-term rate of return on plan assets was determined based on a variety of considerations, including the established asset allocation targets and expectations for those asset classes, historical returns of the plans' assets and the advice of outside advisors. For 2005, the target allocation range is 80% to 90% for equity securities, 5% to 10% for debt securities, and 0% to 10% each for real estate and other assets. The UK DBP assets are not invested in Keane common stock.

Obligation and Funded Status

        The following tables summarize the benefit obligations and funded status associated with our UK DBP (dollars in thousands):

As of December 31,	2005	2004	2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$37,572	$32,080	$22,940
Service cost	58	277	1,304
Interest cost	1,906	1,807	1,376
Employee contributions	—	52	209
Actuarial (gain) loss	6,378	3,525	3,516
Benefits paid	(244)	(504)	(72)
Prior service cost	—	—	178
Curtailment (gain) loss	—	(2,288)	(409)
Foreign currency translation	(4,450)	2,623	3,038

Benefit obligation at end of year	41,220	37,572	32,080

Change in plan assets:
Fair value of plan assets at beginning of year	24,081	19,725	13,844
Actual return on plan assets	4,783	2,959	3,134
Employer contributions	164	297	737
Employee contributions	—	52	209
Benefits paid	(244)	(504)	(72)
Foreign currency translation	(2,826)	1,552	1,873

Fair value of plan assets at end of year	25,958	24,081	19,725

Funded status	(15,262)	(13,491)	(12,355)
Unrecognized net actuarial loss	12,943	10,147	10,472
Unrecognized prior service cost	—	—	178

Accrued pension cost	$(2,319)	$(3,344)	$(1,705)

Amounts recognized in consolidated balance sheet:
Intangible asset (in other assets)	$—	$—	$178
Deferred tax asset, long-term	—	—	—
Accrued benefit liability (in accrued expenses and other liabilities)	(15,262)	(13,491)	(5,384)
Accumulated other comprehensive loss	12,943	10,147	3,501

Net amount recognized	$(2,319)	$(3,344)	$(1,705)

        As of December 31, 2005, the accumulated benefit obligation and the projected benefit obligation were both $41.2 million. Expected employer contributions for 2006 are approximately $0.2 million. However, recent legislation in the UK could have a significant impact on the future funding levels required under the UK DBP. We are reviewing various alternatives regarding the structure of the UK Pension. Based upon information available to date, we expect the increase in future funding levels could range from approximately $1.0 million to approximately $2.0 million on an annual basis in 2006 and beyond.

        Based on the same assumptions used to measure the UK DBP as of December 31, 2005, future benefit payments expected to be paid are $0.3 million, $0.5 million, $0.4 million, $0.9 million, and $0.6 million in 2006, 2007, 2008, 2009, and 2010 respectively. In addition, we expect to pay $4.6 million in the aggregate for the years ended 2011 through 2015.

15.    INCOME TAXES

        Income before income taxes includes the following components (dollars in thousands):

Years ended December 31,	2005	2004	2003
Domestic	$50,027	$47,151	$48,799
Foreign	291	4,357	(103)

Total income before provision for income taxes	$50,318	$51,508	$48,696

        The provision for income taxes consists of the following (dollars in thousands):

Years ended December 31,	2005	2004	2003
Current:
Federal	$7,285	$11,729	$359
State	3,909	1,379	(240)
Foreign	801	778	645

Total	11,995	13,886	764
Deferred:
Federal	4,127	3,430	15,515
State	770	1,910	3,195

Total	4,897	5,340	18,710

Total provision for income taxes	$16,892	$19,226	$19,474

        The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate (dollars in thousands):

Years ended December 31,	2005	2004	2003
Federal income taxes at 35%	$17,611	$18,028	$17,044
State income taxes, net	2,957	2,923	1,921
Disallowed meals expense	346	421	293
Foreign rate differential	(1,621)	(1,228)	(642)
Non-benefitable book losses	1,717	2,125	1,809
Adjustment of prior-year's estimated tax liabilities:
Expiration of statutes and changes in estimates	(3,537)	(1,134)	(1,669)
Deferred tax asset adjustment	—	(2,180)	—
Retroactive state tax	—	608	—
Other, net	(581)	(337)	718

Total	$16,892	$19,226	$19,474

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

        For the year ended December 31, 2005, we recorded a $3.5 million reduction to our tax reserves due to the expiration of certain statutes of limitation and a change in estimates. In accordance with SFAS 5 and SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes" we adjusted our tax reserves in the period where the conditions under SFAS 5 are no longer met, which resulted in a reduction of our tax provision. In addition, as a result of owning greater than 80% of the outstanding voting stock of Keane Worldzen, beginning April 1, 2005, we are able to record a tax benefit on the losses associated with Keane Worldzen, thereby reducing our annual effective tax rate. For the years ended December 31, 2004, and December 31, 2003, the reduction of our tax reserves due to the expiration of certain statutes of limitation and changes in estimates were $1.1 million and $1.7 million, respectively. For the year ended December 31, 2004, we also had an increase to the provision due to a retroactive tax law change. In accordance with SFAS 5 and SFAS 109, we adjusted our tax reserves in the period where the conditions under SFAS 5 were no longer met and as of the enactment date of the new tax laws. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate.

        For the year ended December 31, 2004, we identified errors relating to deferred tax balances arising from transactions in prior years. As a result, we recorded an adjustment to reduce goodwill by $2.1 million in the accompanying consolidated balance sheet as of December 31, 2004 with a corresponding reduction to deferred tax liabilities. Furthermore, as of December 31, 2004, we recorded an adjustment to record an additional deferred tax asset totaling approximately $2.2 million and a corresponding decrease to the provision for income taxes. This income tax adjustment results from book to tax timing differences related to depreciation expense that management believe relate to a period, or periods prior to 2004. Since the specific period to which this adjustment relates cannot be identified with certainty, the adjustment has been recorded in the year ended December 31, 2004.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax asset and liabilities are as follows (dollars in thousands):

As of December 31,	2005	2004
Deferred tax assets:
Current:
Allowance for doubtful accounts and other reserves	$1,213	$1,428
Restructuring reserve	1,136	1,435
Accrued expenses	1,380	2,568
Deferred revenue, short term	2,136	112

Net current deferred tax assets	$5,865	$5,543

Noncurrent deferred tax assets:
Restructuring reserve	$1,153	$2,056
Deferred compensation	3,282	3,303
Depreciation	6,596	6,040
Minimum pension liability adjustment	4,579	4,047
Acquired domestic net operating loss carryforwards	6,816	2,027
Other net operating loss carryforwards	6,807	8,945
Other, net	1,725	(946)
Deferred revenue	3,606	1,128

Total noncurrent deferred tax assets	34,564	26,600

Valuation allowance	(15,879)	(13,136)
Net noncurrent deferred tax assets	18,685	13,464

Deferred tax liabilities:
Noncurrent:
Intangibles	(27,762)	(27,626)
Financing debt instrument	(12,209)	(7,007)
Capitalized software	(4,852)	(4,875)
Transaction costs	(2,281)	(367)
Deferred expenses	(2,445)	—

Total noncurrent deferred tax liabilities	(49,549)	(39,875)

Total net noncurrent deferred tax liability	$(30,864)	$(26,411)

        The valuation allowance for deferred tax assets increased by $2.7 million as a result of the minimum pension liability adjustment and certain subsidiary net operating losses. The tax effect of the minimum pension liability adjustment in 2005 totaling $0.3 million was charged to other comprehensive income. Approximately $3.9 million of the benefit of any future reduction of the valuation allowance attributable to the minimum pension liability would be directly allocated to other comprehensive income.

        At December 31, 2005, we had domestic net operating loss ("NOL") carry-forwards for tax purposes of $16.7 million expiring in years ending in 2014 through 2025. All of these NOL carry-forwards are subject to limitation pursuant to IRC Section 382.

        On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the FASB issued Financial Staff Position ("FSP") No. FSP 109-2 ("FSP 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation

Provision within the American Jobs Creation Act of 2004". FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB 23, "Accounting for Income Taxes-Special Areas," and requires explanatory disclosures from companies that have not yet completed the evaluation. We have finished our evaluation of the effects of the repatriation provisions and have made the decision to reinvest our foreign earnings indefinitely in the future expansion of our business. We have approximately $19.0 million of unremitted foreign earnings. Given the intention to permanently reinvest these earnings, estimating the tax liability of repatriation is not practical at this time.

        In addition, our India subsidiary, part of the SignalTree Solutions acquisition, and our Keane Worldzen India subsidiary have tax holidays in India, which reduces or eliminates the income tax in that country. The holidays expire between 2006 and 2009. Based on the currently enacted regular corporate income tax rate, the benefit to us of the tax holidays for the year ended December 31, 2005, 2004 and 2003 was approximately $2.0 million or $.03 per share, $1.5 million or $.02 per share and $0.9 million or $.01 per share, respectively.

16.    RELATED PARTIES, COMMITMENTS, AND CONTINGENCIES

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

        On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan with Citizens Bank of Massachusetts (the "Gateway Loan") in connection with the New Facility and an adjacent building located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan. Stephen D. Steinour, who was a member of our Board of Directors, was Chief Executive Officer of Citizens Bank of Pennsylvania. On November 17, 2005, Mr. Steinour resigned as a member of the Board of Directors due to his recent promotion to President of Citizens Financial Group, Inc. and the resultant travel demands. Citizens Bank of Massachusetts and Citizens Bank of Pennsylvania are subsidiaries of Citizens Financial Group, Inc. Mr. Steinour was not involved in the approval process for the Gateway Loan. In June 2005, the Gateway Loan was refinanced to a non-recourse permanent loan with CitiGroup.

        We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in the year ended December 31, 2005 were approximately $3.5 million.

        In view of these related party transactions, we concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." A liability in the same amount was included in the caption "Accrued long-term building costs" in the accompanying consolidated balance sheets. For purposes of the consolidated statements of cash flows, we characterized this treatment as a non-cash financing activity.

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

        In February 1985, we entered into a lease, which subsequently was extended to a term of 20 years, with City Square Limited Partnership ("City Square"), pursuant to which we leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts. As of December 31, 2005, we leased approximately 88% of this building and the remaining 12% was leased by other tenants. John F. Keane, Chairman of our Board of Directors, and Philip J. Harkins, a member of our Board of Directors, are limited partners of City Square. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under this lease, which will be approximately $1.0 million per year ($30.00 per square foot) for the remainder of the lease term (until February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, which will be approximately $0.2 million per year, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. As a result of our occupancy of the New Facility (as described above), we vacated and we have obtained a subtenant for approximately 17% of Ten City Square.

        As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In the year ended December 31, 2005, we paid approximately $1.1 million in lease payments and as of December 31, 2005 we had a remaining reserve balance of $0.4 million. In February 2006, our lease for Ten City Square expired and the building was sold to a third party.

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

        In March 2003, our Audit Committee approved a related party transaction involving a director of Keane. We had subcontracted with Guardent, Inc. ("Guardent") for a client project. Maria Cirino, a member of our Board of Directors, was at the time an executive officer, director, and shareholder of Guardent. In addition, the Audit Committee approved our engagement of Guardent as a sub-contractor for the purpose of providing future services to our clients. Under the terms of this approval, no payment to Guardent for a single engagement could exceed $75,000 and no payment to Guardent for all engagements in any calendar year could exceed $250,000. We did not make any payments to Guardent during the year ended December 31, 2005. On February 27, 2004, Guardent was acquired by VeriSign, Inc. ("VeriSign"). Since then, Ms. Cirino has held the position of Senior Vice President of VeriSign Managed Security services.

        In July 2003, our Audit Committee approved a related-party transaction involving a member of our Board of Directors. We sub-contracted with ArcStream to develop and assist in the implementation of a wireless electronic application at two client sites. In accordance with this transaction, we agreed to pay ArcStream a royalty fee for potential future installations during the seven-year license period. John F. Keane, Jr., a member of our Board of Directors, was Chief Executive Officer, a director, and founder of ArcStream. John F. Keane, Jr. is the son of John F. Keane, Sr., Chairman of our Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer and a director. Effective June 21, 2004, our Audit Committee approved the termination of our agreement with ArcStream and a payment of $150,000 by us to ArcStream in exchange for a release of all parties from any further performance or payment obligations under the original agreement. The termination was for convenience and was not related to ArcStream's performance under the agreement. On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream for a base purchase price of ($0.00) dollars, subject to a working capital adjustment and additional consideration based on the performance of the ArcStream business during the remainder of 2005. In addition, in connection with the transaction, John Keane, Jr. agreed to guarantee certain indemnification obligations of ArcStream and we paid John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. See Note 7 "BUSINESS ACQUISITIONS" for a further discussion of the acquisition.

        During the Third Quarter of 2004, Keane Worldzen sold a portfolio of receivables to World Credit LLC for approximately $0.6 million. A principal of World Credit LLC is a family member of the President of Keane Worldzen and, as a result, we have determined that World Credit LLC is a related party to Keane Worldzen. The sale of the portfolio was deemed to be an arms length transaction. In addition, World Credit LLC is an affiliate of World Credit Fund I, LLC and World Credit Fund II, LLC and Prairie Financial LLC. Two non-executive employees of Keane Worldzen hold non-controlling equity interests in World Credit Fund I, LLC and World Credit Fund II, LLC. Keane Worldzen entered into a collection services agreement with World Credit LLC in December 2002. Under this agreement Keane Worldzen provides collection services, and related activities, to World Credit LLC. Keane Worldzen earned a total of $228,500 and $107,800 from World Credit LLC in 2005 and 2004, respectively, for these services.

        In July 2005, our Audit Committee approved a related party transaction authorizing us to provide services to Citizens Bank, N.A., in connection with the development of an internet application and related support services. As discussed above, Stephen D. Steinour, was a previously a member of our Board of Directors and as of November 2005 was promoted to President of Citizen's Financial Group, Inc. an affiliate of Citizens Bank, N.A. Under the terms of this approval, the engagement value is estimated to be approximately $1.6 million. The rates charged under this engagement are comparable to those charged to an independent third party. During the year ended December 31, 2005, $0.2 million in payments was received, and as of December 31, 2005 there were no accounts receivable outstanding.

Commitments and Contingencies

        We lease the New Facility from Gateway LLC as described above. We lease additional office space and apartments in more than 70 locations in North America, the UK, Australia and India under operating leases and capital leases, some of which may be renewed for periods up to five years, subject to increased rental fees. Rental expense for all of our facilities amounted to approximately $17.9 million in 2005, $16.4 million in 2004, and $15.0 million in 2003. We have subleases for certain restructured properties. Our operating lease commitment balances include lease obligations for properties that have been restructured in prior years and are accrued, net of contractual sublease income of approximately $2.6 million, on our accompanying consolidated balance sheets. The related cash receipts for these properties is reflected against the restructuring liability and are not recorded in the accompanying consolidated statements of income.

        As of December 31, 2005, the future minimum lease payments for the next five years and thereafter under operating and capital leases, were as follows (dollars in thousands):

Years Ended December 31,	Operating Leases	Capital Leases
2006	17,762	7
2007	15,410	1
2008	12,261	—
2009	9,192	—
2010	8,225	—
Thereafter	20,287	—

Total minimum lease payments	$83,137	$8

Less imputed interest		—

Present value of minimum capital lease payments		$8

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

        In February 2003, we entered into a $50.0 million unsecured revolving credit facility ("credit facility") with two banks. The terms of the credit facility required us to maintain a maximum total funded debt and other financial ratios. The credit facility also included covenants that, subject to certain specific exceptions and limitations, among other things, restricted our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. Between June 2003 and July 2005, we and the two banks amended certain provisions of the credit facility including the allowable limit for letters of credit within the total facility and for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Victoria TTA contract with the State of Victoria, Australia. One of the banks issued a $32.4 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in connection with our Victoria TTA contract. This credit facility was terminated in connection with our entrance into a new credit facility, described below, on September 15, 2005.

        On September 15, 2005, we entered into a five-year revolving credit facility ("the new credit facility") with a syndicate of banks (the "lenders") in the amount of $200.0 million, plus an additional amount of up to $50 million subject to certain terms and conditions (the "loan amount"). The new credit facility has various nonfinancial and financial covenants, which include a total leverage ratio, a senior leverage ratio and a quick ratio. The new credit facility replaces our existing $50.0 million unsecured revolving credit facility. Pursuant to the new credit facility, we may borrow funds from the lenders up to the loan amount with a $50 million sub limit for letters of credit. The annual commitment fee payable quarterly is at an initial rate of 0.20% per annum on the unused amount of revolving credit commitments, subject to adjustment based on a senior leverage ratio as defined in the new credit facility and up to a maximum per annum rate of 0.25%. To the extent there are letters of credit outstanding under the new credit facility, we will pay the administrative agent a letter of credit fee, initially 1.0% annually, subject to adjustment based on the senior leverage ratio as defined and up to a maximum per annum rate of 1.5%. In connection with the new credit facility, we paid $1.3 million in related debt issuance costs. As of December 31, 2005, there was approximately $166.8 million available for borrowing, subject to certain financial covenants, after considering $33.2 million of outstanding letters of credit. These letters of credit include the $32.4 million ($45 million AUD) letter of credit issued in July 2005 against our previous credit facility in connection with our Victoria TTA contract is outstanding against the new credit facility.

        During the First Quarter of 2003, we paid $0.9 million related to certain earn-out considerations in connection with an acquisition made during the Third Quarter of 2002. We also recorded, in the Third Quarter of 2002, $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During 2005, we recognized revenue of approximately $1.2 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $0.6 million. The note had a one-year term with a one-year extension expiring on September 25, 2004. Effective September 25, 2004, the term of the contingent service credits was extended one year through September 25, 2005. The note expired on September 25, 2005. In connection with the Nims acquisition and based on the financial performance related to the first earn-out, we paid $3.3 million in earn-out consideration in April 2005 and recorded a corresponding increase to Goodwill. The second earn-out was achieved on December 31, 2005 and, as a result, we accrued the related $3.3 million in earn-out consideration as of December 31, 2005 with a corresponding increase to Goodwill and expect to pay it in April 2006.

        In connection with certain contracts, we have been required to deliver security or performance bonds for the benefit of our clients. These bonds give the beneficiary the right to obtain payment from the issuer of the bond if certain specified events occur or fail to occur. In addition, we have various agreements in which we may be obligated to indemnify our clients or third parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights, improper disclosures of confidential information, personal injuries, or property damages. Typically, there are no specific dollar limits associated with indemnifications. In general, the term of the indemnifications will correspond to the contract term such that the harm or damage must occur during the contract period. Therefore, claims may be raised after completion of the contract associated with the indemnification provision, but the damage must have been caused during the contract term. As a prime contractor under certain contracts, we are responsible for the performance of our subcontractors and would be required to arrange for performance in the event the subcontractors failed to perform. However, we would retain our right to enforce the subcontracts and to seek damages for nonperformance from our subcontractors. A limited number of our contracts include liquidated damages provisions, which would require us to make per diem payments for late deliveries. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties, including our subcontractors, for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement.

        Kamco has obligations under the Victoria TTA contract with respect to both project management and performance of subcontractors. There are numerous indemnification provisions within the Victoria TTA contract, some of which are customarily included through the normal course of business. We have agreed to hold TTA harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights, improper disclosures of confidential information, personal injuries, or property damages. As the prime contractor for the Victoria TTA contract, in certain cases, Kamco is entitled to corresponding indemnifications from its subcontractors. Subject to a number of exclusions, Kamco's maximum liability is capped at $72 million ($100 million AUD). Under the Victoria TTA contract, liquidated damages, for which Kamco may be liable, are assessed at $36,000 ($50,000 AUD) per day for each day the specified phase completion is behind schedule, but are limited to $7.2 million ($10 million AUD). The first $3.6 million ($5 million AUD) in liquidated damages is split evenly amongst Kamco and certain subcontractors. The next $3.6 million ($5 million AUD) is apportioned based on responsibility for the delay. In addition, we have a total of $32.4 million ($45 million AUD) letters of credit issued against the new facility as surety bonds to ensure due and proper performance of our obligations under the Victoria TTA contract.

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

17.    SEGMENT INFORMATION

        Based on qualitative and quantitative criteria established by SFAS 131, we operate within two reportable segments: Professional Services and Transportation Ticketing Solutions. In these segments, we offer an integrated mix of end-to-end business solutions, such as Outsourcing, Development and Integration, and Other IT services. Keane delivers these services through an integrated network of regional branches in North America, the UK, and Australia and through ADC's in the U.S., Canada and India. The Chief Operating Decision Maker ("CODM") evaluates performance and determines the allocation of resources based on the operating profit or loss at the local branch level. Within Professional Services, each branch is set-up to deliver all of our service offerings and the expectations is to provide a consistent level of profitability with each offering type. No individual branch meets the quantitative criteria established by SFAS 131 and therefore have been presented in one reportable segment.

        With the entrance into the Transportation Ticketing Solution market in 2005 as a result of our winning the Victoria TTA contract, we have determined that the economic characteristics of the services and the distinct client base would require a separate reportable segment. The expertise required for the development and management of the Victoria TTA contract is unique to its delivery. We have evaluated our provision of solutions and services under the Victoria TTA contract under the qualitative and quantitative criteria established by SFAS 131 and have concluded these services represent a new reportable segment, in addition to our existing reportable segment Professional Services. For the year ended December 31, 2005, we have not recognized any revenues or direct costs, there are no long-lived assets and we expensed approximately $3.4 million in indirect expenses. As a result, we have not provided any additional segment data.

        See Note 2 "SIGNIFICANT CONTRACTS" for a discussion of the Victoria TTA contract.

        In accordance with the enterprise-wide disclosure requirements of SFAS 131, our geographic information is as follows (dollars in thousands):

	2005		2004		2003
	Revenues	Property & equipment	Revenues	Property & equipment	Revenues	Property & equipment
Domestic	$899,262	$63,234	$860,354	$64,173	$781,255	$64,799
International
UK	38,663	232	40,207	476	21,968	851
Other	17,930	14,117	10,982	12,112	1,753	9,781

Subtotal	56,593	14,349	51,189	12,588	23,721	10,632

Total	$955,855	$77,583	$911,543	$76,761	$804,976	$75,431

        Geographic revenues are presented net of intercompany revenues between the geographic locations. We have no single client that provides revenues that equal or exceed 10 percent of our consolidated revenues, however the various agencies of the Federal Government represented 9.8%, 9.4% and 9.2% of our consolidated revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

18.    SUBSEQUENT EVENTS

        On December 20, 2005, UnitedHealth Group Incorporated, an affiliate of United HealthCare Services, Inc. ("United HealthCare"), completed its acquisition of PacifiCare. On January 20, 2006, we entered into a 5-year master services agreement with United HealthCare Services, Inc. effective January 1, 2006. Simultaneously, we and PacifiCare terminated our Information Technology Services Agreement, dated January 11, 2002, effective January 1, 2006. Our original Information Technology

Services Agreement with PacifiCare provided for an outsourcing arrangement with a ten-year term and $500 million in contract value. As a result of the ending of the original agreement with PacifiCare, we will receive a $10.1 million payment payable in two equal installments on July 30, 2006 and July 30, 2007. Under the new master services agreement with United HealthCare, we will receive approximately $21 million for a specified level of services provided from January 1, 2006 through June 30, 2007.

19.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
For the year ended December 31, 2005
Revenues	$232,204	$237,818	$239,563	$246,270
Gross margin (1)	70,011	71,357	68,547	75,991
Income before income taxes	12,125	10,931	9,781	17,481
Net income (2)	7,275	7,043	8,886	10,222
Basic earnings per share	0.12	0.11	0.15	0.18
Diluted earnings per share (3)	0.11	0.11	0.14	0.16
For the year ended December 31, 2004
Revenues	$215,824	$231,712	$234,827	$229,180
Gross margin (1)	65,834	70,002	68,611	69,856
Income before income taxes	9,207	13,452	13,325	15,524
Net income (4)	5,524	8,071	8,051	10,636
Basic earnings per share	0.09	0.13	0.13	0.17
Diluted earnings per share (3)	0.08	0.12	0.12	0.16

(1)
Gross margin (revenues less salaries, wages, and other direct costs).

(2)
Third Quarter of 2005 and Fourth Quarter of 2005 include a $2.8 million and $0.7 million, respectively, reduction to our tax reserves due to the expiration of certain statutes of limitation and a change in estimates.

(3)
Reflects the adoption of EITF 04-8, which requires contingently convertible debt be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. See Note 13 "EARNINGS PER SHARE" for further discussion.

(4)
Fourth Quarter of 2004 includes an adjustment to record an additional deferred tax asset totaling approximately $2.2 million and a corresponding decrease to the provision for income taxes. See Note 15 "INCOME TAXES" for further discussion.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Keane maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our management, with the participation of our President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Since 2003, we have been in the process of implementing a PeopleSoft Enterprise Resource Planning ("ERP") system for the majority of our processes and operations. We currently plan to implement the following PeopleSoft modules: Resource Management, General Ledger, Accounts Payable, Expense and Time Reporting, Accounts Receivable, Contracts Management, Project Accounting, Billing and Enterprise Planning Management. The implementation of the ERP system is being phased in over time throughout Keane and we currently plan to complete the implementation for the majority of our processes and operations in 2006. During the year ended December 31, 2004, we implemented the General Ledger, Accounts Receivable, Resource Management, Accounts Payable, Expense Reporting, and Enterprise Planning Management modules for the majority of our operations. During the year ended December 31, 2005, we began phasing in the modules for Contracts Management, Time Reporting, Project Accounting, and Billing. Implementing an ERP system involves significant changes in business processes and extensive organizational training. We believe the phased-in approach we are taking reduces the risks associated with making these changes. In addition, we are taking the necessary steps to monitor and maintain appropriate internal controls during this period.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Keane, Inc.

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting that Keane, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Keane, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Keane, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Keane, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Keane, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005 of Keane, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 3, 2006

Changes in Internal Control Over Financial Reporting

        During the fiscal quarter ended December 31, 2005, there have not been any significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as relating to the implementation of an ERP system, as described above.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this Item is contained in part under the caption "Directors and Executive Officers of the Company" in Item 4 of Part I hereof and the remainder is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held May 18, 2006 (the "2006 Proxy Statement") under the caption "Election of Directors" and "Sections 16(a) Beneficial Ownership Reporting and Compliance."

Codes of Business Conduct

        We have adopted a Code of Business Conduct that applies to all of our officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller. We have also adopted a Code of Business Conduct and Ethics for Directors. The Code of Business Conduct and the Code of Business Conduct and Ethics are each posted on our Web site, www.keane.com, and are available in print to any shareholder upon request. Information regarding any amendments to, or waiver from, either Code of Business Conduct will also be posted on our Web site.

ITEM 11.    EXECUTIVE COMPENSATION

        The response to this Item is incorporated herein by reference to our 2006 Proxy Statement under the caption "Executive Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this Item is incorporated herein by reference to our 2006 Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this Item is incorporated herein by reference to our 2006 Proxy Statement under the caption "Certain Related Party Transactions."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The response to this Item is incorporated herein by reference to our 2006 Proxy Statement under the caption "Principal Accountant Fees and Services."

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

KEANE, INC. (Registrant)
/s/ BRIAN T. KEANE Brian T. Keane President and Chief Executive Officer
Date: March 15, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 15, 2006 and in the capacities indicated.

/s/ JOHN F. KEANE John F. Keane Chairman
/s/ BRIAN T. KEANE Brian T. Keane President, Chief Executive Officer, and Director
/s/ JOHN J. LEAHY John J. Leahy Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ LAWRENCE P. BEGLEY Lawrence P. Begley Director
/s/ MARIA A. CIRINO Maria A. Cirino Director
/s/ JOHN H. FAIN John H. Fain Director
/s/ PHILIP J. HARKINS Philip J. Harkins Director
/s/ WINSTON R. HINDLE, JR. Winston R. Hindle, Jr. Director
/s/ JOHN F. KEANE, JR. John F. Keane, Jr. Director
/s/ JOHN F. ROCKART John F. Rockart Director
/s/ JAMES D. WHITE James D. White Director

Exhibit Index
2.1	Agreement and Plan of Merger, dated as of August 20, 2001, by and among the Registrant, Veritas Acquisition Corp., and Metro Information Services, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 20, 2001, filed on August 21, 2001.
3.1	Restated Articles of Organization dated May 10, 2005 are incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
3.2	Second Amended and Restated By-Laws of the Registrant are incorporated herein by reference to Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
3.3	Amendment to Second Amended and Restated Bylaws of the Registrant is incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
3.4	Amendment No. 2 to Second Amended and Restated Bylaws of the Registrant is incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-K for the quarterly period ended June 30, 2004.
4.1	Registration Rights Agreement, dated as of June 18, 2003, by and among Keane, Inc., Morgan Stanley & Co. Incorporated, Wachovia Securities, LLC and Fleet Securities, Inc. is incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 20, 2003.
4.2	Indenture, dated as of June 18, 2003, between Keane, Inc. and Wachovia Bank, National Association, as trustee, for 2% Convertible Subordinated Debentures due 2013 is incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 23, 2003.
*10.1	Keane, Inc. 401(k) Deferred Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-33557), as filed with the Commission on February 21, 1990 (the "Registration Statement").
*10.2	1992 Stock Option Plan is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7516).
*10.3	1998 Stock Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 333-56119), as filed with and declared effective by the Commission on June 5, 1998.
*10.4	Amendment to 1998 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
*10.5	Amended and Restated 1992 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.
10.6	Metro Information Services, Inc. Amended and Restated 1997 Stock Option Plan is incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
10.7	Lease dated February 20, 1985, between the Registrant and Jonathan G. Davis, as Trustee of City Square Development Trust (the "Trust"), is incorporated herein by reference to Exhibit 10.6 to the Registration Statement.
10.8	First Amendment of Lease dated March 19, 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.
10.9	Second Amendment of Lease dated November 1985, between the Registrant and the Trust, is incorporated herein by reference to Exhibit 10.8 to the Registration Statement.
*10.10	Keane, Inc. 2001 Stock Incentive Plan is incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
*10.11	Keane, Inc. United Kingdom Employee Stock Purchase Plan is incorporated by reference Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.12	Lease, dated October 25, 2001 between the Registrant and Gateway Developers LLC is incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
*+10.13	Summary of Director Compensation.
*10.14	Keane Ltd. Pension Scheme with all amendments to date is incorporated herein by reference to the Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.15	First Amendment and Restatement of the Keane, Inc. Deferred Compensation Plan with all amendments to date is incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.16	Employment Agreement between Keane, Inc. and Robert B. Atwell is incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.17	Change in Control Agreement between Keane, Inc. and Robert B. Atwell is incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.18	Change in Control Agreement between Keane, Inc. and Brian T. Keane is incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.19	Change in Control Agreement between Keane, Inc. and John J. Leahy is incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.20	Change in Control Agreement between Keane, Inc. and Laurence D. Shaw is incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.21	Change in Control Agreement between Keane, Inc. and Raymond Paris is incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.22	Change in Control Agreement between Keane, Inc. and Russell J. Campanello is incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.23	Change in Control Agreement between Keane, Inc. and Georgina L. Fisk is incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
10.24	Amended and Restated 1992 Employee Stock Purchase Plan, as amended is incorporated herein by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
+10.25	Third Amendment to the Second Amendment and Restatement of the Keane, Inc. 1992 Employee Stock Purchase Plan, dated July 21, 2005, and effective January 1, 2006.
10.26	Form of 1998 TARSAP award is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
10.27	Form of 2001 TARSAP award is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
10.28	Form of 1998 Restricted Stock Award is incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
10.29	Form of 2001 Restricted Stock Award is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
*10.30	Consulting Agreement with John Keane, Jr. is incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

*10.31		Employment agreement, dated August 5, 2005, between Keane, Inc. and Richard Garnick, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 22, 2005.
10.32		Revolving Credit Facility dated September 15, 2005, by and between the Registrant, and Bank of America and a syndicate of banks is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.33	†	New Ticketing Solution Projection Agreement between Keane Australia Micropayment Consortium and the Transport Ticketing Authority dated July 26, 2005 is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
*+10.34		Summary of Executive Compensation.
+21.1		Schedule of Subsidiaries of the Registrant.
+23.1		Consent of Independent Registered Public Accounting Firm.
+31.1		Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
+31.2		Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
+32.1		Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
+32.2		Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of the Exchange Act.

+
Filed herewith.

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.