Form 10-Q
period 2006-03-31
KEANE INC
filed 2006-05-10
CIK 54883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of March 31, 2006, there were 58,309,338 shares of the registrant’s Common Stock, $.10 par value per share, and no shares of the registrant’s Class B Common Stock, $.10 par value per share, issued and outstanding.

Keane, Inc.

Table of Contents

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2005

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

Part I. Financial Information

Item 1. Financial Statements

Keane, Inc.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2006	2005
	(In thousands except per share amounts)
Revenues	$243,577	$232,204

Operating expenses
Salaries, wages, and other direct costs	173,251	162,193
Selling, general, and administrative expenses	55,882	54,172
Amortization of intangible assets	3,851	4,070
Restructuring charges, net	1,271	—
Operating income	9,322	11,769

Other income (expense)
Interest and dividend income	1,200	1,105
Interest expense	(1,396)	(1,416)
Other expense, net	(405)	(16)
Minority interest	(27)	683
Income before income taxes	8,694	12,125
Provision for income taxes	3,304	4,850
Net income	$5,390	$7,275

Basic earnings per share	$0.09	$0.12

Diluted earnings per share	$0.09	$0.11

Basic weighted average common shares outstanding	58,131	62,156
Diluted weighted average common shares and common share equivalents outstanding	66,630	71,028

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Balance Sheets

	As of
	March 31, 2006	December 31, 2005
	(Dollars in thousands, except per share amounts)
Assets
Current:
Cash and cash equivalents	$61,191	$71,570
Restricted cash	1,154	1,745
Marketable securities	68,103	95,796
Accounts receivable, net	167,168	160,019
Prepaid expenses and deferred taxes	24,350	16,954
Total current asset	321,966	346,084
Marketable securities, long-term	14,924	—
Property and equipment, net	76,794	77,583
Goodwill	314,764	314,536
Customer lists, net	38,054	41,050
Other intangible assets, net	5,323	6,173
Deferred contract costs related to TTA agreement	12,316	8,550
Other assets, net	14,018	13,318
	$798,159	$807,294
Liabilities
Current:
Short-term debt	$5	$7
Accounts payable	5,400	11,489
Accrued expenses and other liabilities	48,374	46,529
Accrued restructuring	2,469	2,781
Accrued compensation	30,554	44,835
Deferred revenue	8,357	6,932
Total current liabilities	95,159	112,573
Long-term debt	150,001	150,001
Accrued long-term building costs	38,862	39,004
Accrued long-term restructuring	2,801	2,823
Other long-term liabilities	15,159	16,493
Deferred long-term revenue	10,737	11,155
Deferred income taxes	32,912	30,864
Total liabilities	345,631	362,913
Minority interest	3,796	3,769

Commitments and contingencies

Stockholders’ equity
Preferred Stock, par value $.01, authorized 2,000,000 shares, issued none	—	—
Common stock, par value $.10, authorized 200,000,000 shares, 58,309,338 issued and outstanding at March 31, 2006 and 58,135,289 at December 31, 2005	5,831	5,814
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(10,054)	(12,124)
Retained earnings	452,955	449,349
Unearned compensation	—	(2,427)
Total stockholders’ equity	448,732	440,612
Total liabilities and stockholders’ equity	$798,159	$807,294

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,390	$7,275
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	7,585	7,165
Deferred income taxes	2,030	2,711
Provision for doubtful accounts	1,540	1,193
Minority interest	27	(683)
Gain on sale of property and equipment	(144)	(168)
Loss on sale of investments	84	34
Other charges, net	(448)	(208)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	(8,689)	(15,352)
(Increase) decrease in prepaid expenses and other assets	(12,961)	1,838
(Decrease) increase in accounts payable, accrued expenses, deferred revenue, and other liabilities	(16,315)	4,399
Increase in income taxes payable	—	925

Net cash (used for) provided by operating activities	(21,901)	9,129

Cash flows from investing activities:
Purchase of investments	(30,000)	(13,858)
Sale and maturities of investments	43,681	16,619
Purchase of property and equipment	(2,998)	(4,759)
Restricted cash	—	(587)
Proceeds from the sale of property and equipment	412	366
Payments for current year acquisitions, net of cash acquired	—	4,584

Net cash provided by investing activities	11,095	2,365

Cash flows from financing activities:
Principal payments under capital lease obligations	(1)	(105)
Proceeds from issuance of common stock	4,469	2,059
Repurchase of common stock	(4,331)	—

Net cash provided by financing activities	137	1,954

Effect of exchange rate changes on cash	290	33
Net (decrease) increase in cash and cash equivalents	(10,379)	13,481
Cash and cash equivalents at beginning of period	71,570	67,488

Cash and cash equivalents at end of period	$61,191	$80,969

Supplemental information:
Income taxes paid	$7,248	$1,466
Interest paid	$—	$3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Keane, Inc. and our wholly and majority owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other period.

The balance sheet at December 31, 2005 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. These reclassifications have no effect on previously reported net income or stockholder’s equity.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

Note 2.        Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), (“SFAS 123(R)”) “Share Based Payment”. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement of Financial Accounting Standard No 123, (“SFAS 123”) “Accounting for Stock Based Compensation”. However, SFAS 123(R) requires all share-based payments granted to employees that are ultimately expected to vest and do actually vest, including grants of employee stock options, to be recognized in the income statement based on their fair value at the date of grant. Pro forma disclosure is no longer an alternative.

We adopted SFAS 123(R) under the modified prospective method. Under this method, beginning on January 1, 2006, we recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards. We have used the Black-Scholes option-pricing model to determine fair value for all share-based payments. Prior period financial information has not been restated.

As of March 31, 2006, we had several share-based compensation plans that are described below. The adoption of SFAS 123(R) on January 1, 2006 had the following impact on our results of operations for the three months ended March 31, 2006: operating profit before tax was lower by approximately $0.5 million, net income was lower by approximately $0.4 million, basic EPS was lower by approximately $0.01 and diluted EPS was lower by less than one cent. The total income tax benefit recognized in the income statement for share-based compensation agreements for the three months ended March 31, 2006 was approximately $0.2 million.  There was no tax benefit realized from stock options exercised during the three months ended March 31, 2006.

We received $2.7 million from stock option exercises for the three months ended March 31, 2006. As of March 31, 2006, we had approximately $5.9 million of unrecognized compensation cost related to stock option awards that we expect to be recognized as expense over a weighted average period of 3.7 years.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to our stock-based employee compensation for the three months ended March 31, 2005.

Three Months ended March 31, 2005
Net income—as reported (1)	$7,275
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	83
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,361)

Net income — pro forma	$5,997

Earnings per share:
Basic—as reported	$0.12
Basic—pro forma	$0.10
Diluted—as reported (1)	$0.11
Diluted—pro forma (1)	$0.09

(1)             See Note 3 “Earnings Per Share” for reconciliation of net income as reported to net income used in calculation of diluted earnings per share.

For periods prior to the adoption of SFAS 123(R), we elected to follow Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation” in accounting for our share based payment awards. Under APB 25, since the exercise price of our employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recorded in the financial statements.  However, compensation expense related to restricted stock awards and certain Keane Worldzen stock options was recorded ratably over the restriction and vesting period, respectively, and was included in the selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Prior to the adoption of SFAS 123(R) and during the Fourth Quarter of 2005, we accelerated the vesting of certain stock options in which the exercise price of the awards had exceeded the market price of the stock on the date of modification. As a result, of the acceleration, approximately 2.1 million shares subject to options, constituting approximately 47% of the total of unvested options outstanding at that time became immediately exercisable. The acceleration impacted approximately 570 employees. Under APB 25 and FIN 44, no compensation expense was recognized in the financial statements for the acceleration of vesting of these options since the closing price per share of our common stock on the dates of acceleration were greater than the exercise prices of the unvested options that we accelerated. The primary purpose of the accelerated vesting was to enable us to avoid recognizing in our income statement non-cash compensation expense associated with these options in future periods, upon our adoption of SFAS 123(R) on January 1, 2006. Absent the acceleration of the options described above, from and after our adoption of SFAS 123(R), we would have been required to recognize approximately $10.5 million in pre-tax non-cash compensation expense over the remaining vesting terms of the stock options, based on valuation calculations using the Black-Scholes option pricing model.

Share Based Compensation Plans:

        Stock Incentive Plans

        Our 1998 Stock Incentive Plan, amended in December 1999, provides for grants of stock options and restricted stock for up to 7,000,000 shares of our common stock to our employees, officers, directors, consultants, and advisors. The contractual life of options granted under this plan ranges from five to ten years from the date of grant; the plan requires a purchase price of not less than 100% of the fair market value of the stock as of the date of grant; and the options may be exercisable at such time or times as our Board of Directors in each case determines. In general, our stock options vest over a five-year period on a graded vesting schedule and their compensation cost is recorded on a straight-line basis over the share-vesting period.  Our restricted stock awards typically vest over a five-year period on a graded vesting schedule. We value restricted stock awards based on the closing price of our common stock on the date of grant, less the nominal consideration received. We record compensation cost on a straight-line basis over the share-vesting period. The cumulative amount of compensation cost recorded on stock options and restricted stock at any date is at least equal to the fair value of the awards that have actually vested as of that date.

        In December 2000, we initiated a “Time Accelerated Restricted Stock Award Plan” (“TARSAP”) under our 1998 Stock Incentive Plan, whereby the vesting of certain stock options is directly impacted by our performance. The vesting of stock options granted under the TARSAP accelerates when we achieve specified profitability criteria. If these criteria are not met, these options will vest five years after the date of grant and expire at the end of 10 years. Since our TARSAP awards vest based upon performance or service, we use the Black-Scholes option pricing model to value these awards. We recognize compensation expense for TARSAP awards on a straight-line basis over the vesting period unless we determine that the achievement of the performance criteria is probable. Once probable, we recognize all remaining unrecognized compensation over the remaining period from which it becomes probable to the performance achievement date.

        Our 2001 Stock Incentive Plan provides for grants of stock options for up to 7,000,000 shares of our common stock to our employees, officers, directors, and advisors. The contractual life of options granted under the plan ranges from five to ten years from the date of grant; the plan requires a purchase price of not less than 100% of the fair market value of the stock as of the date of grant;  and the options may be exercisable at such time or times as our Board of Directors in each case determines.  The vesting of stock options under this plan is done on a pro-rata basis over the service life of the award. We recognize compensation expense for awards under this plan on a straight-line basis over the vesting period of the entire award.

        Under all of our stock plans, we may grant options that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (“incentive stock options”) or nonstatutory options not intended to qualify as incentive stock options.

        Upon exercise of stock options, we issue shares from our authorized, but unissued shares.

        In October 2005, we announced the approval by our Board of Directors of a program for the repurchase of 3.0 million shares of our common stock (“the October 2005 Program”). The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. As of March 31, 2006, there were approximately 2.2 million shares that remained available for repurchase under this program.

        Employee Stock Purchase Plan

         Our Employee Stock Purchase Plan (“ESPP”) provides for the purchase of 6,550,000 shares of our common stock. Effective January 1, 2006, we modified our ESPP to allow qualifying employees to purchase shares at 95% of the market value of our common stock on the last day of each six-month purchase period. Previously, qualifying employees were able to purchase stock at 85% of the market value of the stock on the offering commencement date or the last day of the purchase period, whichever was lower. Prior to January 1, 2006, our ESPP was non-compensatory as defined in APB 25, and accordingly, we did not recognize compensation expense in our consolidated financial statements. However, our ESPP would have been compensatory under SFAS 123(R) had we not modified the terms of the ESPP. Our modification of the ESPP effective January 1, 2006 reduced the purchase discount to 5% of the market value of our common stock and removed the look-back provision and therefore, the ESPP is non-compensatory under SFAS 123(R).

          On February 13, 2003, our Board of Directors approved a UK ESPP. We allocated 500,000 shares of the total number of shares reserved under our ESPP for issuance under the UK ESPP. Our modification of the ESPP was also effective for the UK ESPP. Consistent with the terms of our ESPP, the options under the UK ESPP are non-compensatory under SFAS 123(R) and accordingly, we have not recognized any stock-based compensation expense associated with our ESPP or UK ESPP during the First Quarter of 2006.

        The fair market value of each stock option is estimated using the Black-Scholes option-pricing model, assuming no expected dividends with the following weighted-average assumptions:

	For the Three Months ended March 31, 2006	For the Three Months ended March 31, 2005
Options granted	486,000	18,500
Weighted-average exercise price	$11.64	$13.33
Weighted-average grant date fair value	$4.90	$5.76
Expected life (in years)	4.6	4.3
Expected stock price volatility	42.22%	47.79%
Risk-free interest rate	4.26%	4.01%

        We derived our estimate of an expected option life based on a review of our historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. We believe that this historical data is currently the best estimate of the expected term of a new option. We reviewed historical data for groups of employees and determined that the type of award was an indicator of the exercise behavior.  For 2006, the option lives range from 4.4 years to 5.5 years.

        We derived the estimated stock price volatility based on a review of our actual historic stock prices commensurate with the expected life of the award. For the First Quarter of 2006, the estimated volatility ranges from 41.1% to 46.9%. We believe that the historical stock price volatility is an accurate indicator of future stock price performance.

         SFAS 123(R) requires that we estimate forfeitures at the time of grant and that we revise, if necessary, in subsequent periods if actual forfeitures differ from these estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Similar to the analysis for the expected option life, we reviewed historical forfeiture data for groups of employees and determined the appropriate forfeiture rate ranges from 0-23% for the applicable employee group. Therefore, we have applied an annual forfeiture rate of 0-23% to all unvested options as of December 31, 2005. We will re-evaluate this analysis quarterly and adjust the forfeiture rate as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

         The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption is used as the risk-free interest rate.

         A summary of stock option activity under all of our plans for the First Quarter ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(years)
Options outstanding at December 31, 2005	4,880,930	$12.04	—	$—

Granted	486,000	11.64	—	—

Exercised	(302,141)	9.35	—	—

Forfeited / Expired	(142,383)	14.35	—	—

Options outstanding at March 31, 2006	4,922,406	$12.12	6.6	$19,145,051

Options exercisable at March 31, 2006	3,161,228	$13.28	6.2	$8,987,383

The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during the three months ended March 31, 2006 and 2005, was approximately $1.0 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 is based on the difference between the closing price of our common stock on March 31, 2006, which was $15.75, and the exercise price of the applicable option. In calculating the aggregate intrinsic value, we excluded those options whose exercise price was greater than the closing price per share of our common stock as of March 31, 2006. Shares available for future issuance under our stock option plans at March 31, 2006 were 8,596,318.

         Restricted Stock

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2005	190,000	$14.16
Granted	65,000	$11.15
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	255,000	$13.39

The majority of our restricted stock awards vest over a five-year period on a graded vesting schedule. We have valued the restricted stock awards based on the closing price of our common stock on the date of grant, less the nominal consideration received. We record compensation cost on a straight-line basis over the share-vesting period. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2006 was $11.15. We did not grant any restricted stock awards during the First Quarter of 2005. We recorded expense of approximately $0.1 million for each of the three months ended March 31, 2006 and 2005, respectively, associated with our restricted stock awards. As of March 31, 2006, there was approximately $2.6 million of unrecognized compensation cost related to restricted stock awards that we will recognize as expense over a weighted average period of 3.9 years. As of March 31, 2006, there were no vested restricted stock awards.

Note 3.          Earnings Per Share

Basic earnings per share is computed using only the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option awards and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of our outstanding stock options and restricted stock awards were excluded from the computation of earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

Three Months Ended March 31,	2006	2005
Net income used for basic earnings per share	$5,390	$7,275
Interest expense associated with convertible debentures, including amortization of debt issuance costs	970	970
Related tax effect	(396)	(396)
Net income used for diluted earnings per share	$5,964	$7,849

Weighted average number of common shares outstanding used in calculation of basic earnings per share	58,131	62,156
Incremental shares from restricted stock, employee stock purchase plan, and the assumed exercise of dilutive stock options	324	697
Incremental shares from assumed conversion of convertible debentures	8,175	8,175
Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	66,630	71,028
Earnings per share
Basic	$0.09	$0.12
Diluted	$0.09	$0.11

Anti-dilutive common stock equivalents related to outstanding stock options	2,336	1,701
Anti-dilutive restricted stock	125	140

Our 2.0% Convertible Subordinated Debentures due 2013 (the “Debentures”) are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share. Approximately 8.2 million shares of our common stock would be issuable upon the conversion of all of the outstanding Debentures. In accordance with the Emerging Issues Task Force’s (“EITF”) Issue No 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” we are required to include contingently convertible debt in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met. See Note 9 “Convertible Subordinated Debentures” for further discussion on the Debentures and their conversion features.

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

Total comprehensive income (i.e., net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $7.5 million and $6.8 million for the three months ended March 31, 2006 and 2005, respectively. See Note 6 “Pension Plan” for a discussion of the minimum pension liability adjustments.

The following table summarizes the components of accumulated other comprehensive loss, net of taxes (dollars in thousands):

As of	March 31, 2006	December 31, 2005
Foreign currency translation adjustments	$1,800	$1,551
Securities valuation adjustment	(642)	(732)
Minimum pension liability adjustment	(11,212)	(12,943)

Accumulated other comprehensive loss	$(10,054)	$(12,124)

Note 5.       Significant Contracts

Victoria TTA Contract

        On July 26, 2005, Keane Australia Micropayment Consortium Pty Ltd (“Kamco”), a wholly-owned subsidiary of Keane and the Public Transport Ticketing Body trading as Transport Ticketing Authority (the “TTA”) of the State of Victoria, Australia, entered into a $494.0 million AUD, or approximately $367.0 million (based on the exchange rate of $.74285 AUD per $1.00), contract (the “Victoria TTA contract”) to deliver a public transit ticketing system for the State of Victoria. The Victoria TTA contract has a term of approximately twelve years, including two years of development work, referred to as the Build phase, and ten years of operation and maintenance, referred to as the Operate phase. The Build phase represents the development and implementation of the comprehensive solution including hardware, card distribution and software. The Operate phase represents the maintenance of the software, hardware and comprehensive solution, refurbishments and replacements, hosting and management of the subcontractors. The TTA has an option to extend the contract for an additional two years at the completion of the Operate phase. The Build phase of the project is comprised of twelve phases beginning with the mobilization phase and ending with the operational proving phase. Each phase during the Build phase requires acceptance by the TTA. At the end of the fifth year of the Operate phase, the TTA can cancel the Victoria TTA contract at its option. Keane has established and is leading a consortium of four transit and technology experts to design, build, implement and maintain a micropayment smartcard technology system and related equipment for the TTA. Keane’s consortium includes automatic fare collection specialists ACS Solutions Schweiz AG (a subsidiary of Affiliated Computer Services, Inc.), ERG, and Giesecke & Devrient Australasia (“G&D”). In connection with the Victoria TTA contract, Keane delivered a guarantee to the TTA (the “Guarantee”) pursuant to which Keane has guaranteed certain obligations of Kamco under the Victoria TTA contract.

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

        The TTA may terminate the Victoria TTA contract for convenience at any time and pay only for work completed, subject to specified termination fees. These termination fees consist primarily of 1% of the remaining amount of contractual revenues over the twelve-year term. During the contract term, the TTA may terminate the Victoria TTA contract for events of default, subject to Kamco’s right to cure. Upon the failure to perform by Kamco or its subcontractors, the TTA may step in and take over the role of prime contractor in place of Kamco.

        Kamco has obligations under the Victoria TTA contract with respect to both project management and performance of subcontractors. There are numerous indemnification provisions within the Victoria TTA contract, some of which are customarily included through the normal course of business. We have agreed to hold TTA harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights, improper disclosures of confidential information, personal injuries or property damages. As the prime contractor for the Victoria TTA contract, in certain cases Kamco is entitled to the benefit of corresponding indemnifications from its subcontractors. We also retain the right to enforce the subcontracts and to seek damages for nonperformance from our subcontractors. Subject to a number of exclusions, Kamco’s maximum liability is capped at $72 million ($100 million AUD). Under the Victoria TTA contract, liquidated damages, for which Kamco may be liable, are assessed at $36,000 ($50,000 AUD) per day for each day the specified phase completion is behind schedule, but are limited to $7.2 million ($10 million AUD). The first $3.6 million ($5 million AUD) in liquidated damages is split evenly amongst Kamco and certain subcontractors. The next $3.6 million ($5 million AUD) is apportioned based on responsibility for the delay.

        The Victoria TTA contract also requires that Kamco provide security and performance bonds in the amount of $21.5 million ($30 million AUD) during the two-year Build phase and in the amount of $10.8 million ($15 million AUD) during the twelve-year term. One of the banks associated with our credit facility issued a $32.3 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in fulfillment of the security and performance bonds. Keane has guaranteed performance and payment by

Kamco in the event that Kamco is unable to complete the work or meet its payment obligations.

        Under Emerging Issues Task Force (“EITF”) No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” in order to account for the deliverables within a contract separately, all delivered items must have standalone value, the vendor must have objective and reliable evidence of fair value of the undelivered item(s) and if the client has a general right of return relative to the delivered item, delivery or performance of the undelivered items is probably and substantially within the vendor’s control. We have concluded that objective evidence of fair value does not exist for all of the elements within the Operate phase. Accordingly, the elements within the Build and Operate phases cannot be separated into multiple units of accounting and therefore, must be accounted for as a single unit of accounting. As a result, we are deferring all revenues and costs directly associated with the delivery of services during the Build phase and we will recognize all revenues and direct costs for the contract over the ten-year period of the Operate phase currently estimated to begin in mid-2007.

         The mobilization phase of the project is complete and during the Fourth Quarter of 2005, Kamco received its first milestone payment of $8.5 million USD ($12 million AUD). For the three months ended March 31, 2006 and for the year ended December 31, 2005, we deferred all revenues and direct costs and expensed approximately $0.7 million and $3.4 million, respectively in indirect costs. As of March 31, 2006 and December 31, 2005, there was approximately $8.5 million ($12 million AUD) and $8.8 million ($12 million AUD), respectively of deferred long-term revenue and approximately $12.3 million ($17.5 million AUD) and $8.6 million ($11.7 million AUD) of deferred costs included in the accompanying unaudited condensed consolidated balance sheets. See Note 12 “Segment Information” for a discussion on the determination of reportable segments.

PacifiCare

In 2004, PacifiCare, one of our largest clients, reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the original contract value. We provided services at or above the baseline levels set forth in the original contract at agreed upon rates. On December 20, 2005, UnitedHealth Group Incorporated, an affiliate of United HealthCare Services, Inc. (“United HealthCare”), completed its acquisition of PacifiCare. On January 20, 2006, we entered into a five-year master services agreement with United HealthCare Services, Inc. effective January 1, 2006. Simultaneously, we and PacifiCare terminated our Information Technology Services Agreement, dated January 11, 2002, effective January 1, 2006. Our original Information Technology Services Agreement with PacifiCare provided for an outsourcing arrangement with a ten-year term and $500 million in contract value. As a result of the ending of the original agreement with PacifiCare we will receive a $10.1 million payment in two equal installments on July 30, 2006 and July 30, 2007. The first half will be recognized over the 18 month period January 1, 2006 to June 30, 2007. The second half will be recognized at such time the amount becomes due in management’s judgment. If additional services are procured pursuant to the master services agreement, any remaining portion of the payments will be recognized over the period such services are provided. Under the new master services agreement with United HealthCare we will receive approximately $21 million for a specified level of services provided from January 1, 2006 through June 30, 2007. Revenues from PacifiCare in the First Quarter ended March 31, 2006, were approximately $2.1 million lower than revenues from PacifiCare in the First Quarter ended March 31, 2005.

Note 6.          Pension Plan

Our United Kingdom (“UK”) defined benefit plan (“DBP”) provides pension benefits to employees of our UK subsidiary who were active on August 4, 1999, and not to employees who joined after that date. Benefits are based on the employees’ compensation and service. Our policy is to fund amounts required by applicable government regulations.

As a result of the availability of more recent measurements of both the plan assets and obligations under the UK DBP, during the three months ended March 31, 2006, we recorded a decrease in the required minimum liability of approximately $1.7 million through Accumulated other comprehensive loss. As of March 31, 2006, and December 31, 2005, the UK pension liability was approximately $13.8 million and $15.3 million, respectively, and is included in Other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  Recent legislation in the UK could have a significant impact on the future funding levels required under the UK DBP. We are currently reviewing various alternatives regarding the structure of the UK Pension. Based upon information available to date, we expect the increase in funding levels could range from approximately $1.0 million to $2.0 million on an annual basis in 2006 and beyond.

Net periodic pension cost of the UK DBP for the three months ended March 31, 2006 and 2005 is presented as follows (dollars in thousands):

Three months ended March 31,	2006	2005
Service cost	$14	$15
Interest cost	513	496
Expected return on plan assets	(512)	(457)
Amortization of prior service cost	—	—
Amortization of transitional obligation	—	—

Recognized actuarial loss	140	116
Net periodic pension cost	$155	$170
Curtailment loss/(gain)	—	—
Net periodic pension expense after allowance for curtailment	$155	$170

Note 7.          Business Acquisitions

Cresta Testing, Inc.

        On June 1, 2005, we acquired Cresta Testing, Inc. (“Cresta”), a software testing company that specialized in managed services, test strategy and training, and functional and performance testing. In exchange for all of the outstanding capital stock of Cresta, we paid $0.6 million in cash, of which $60,000 was held back to secure indemnification obligations of the Cresta stockholders. We also agreed to pay up to an additional $0.5 million in earn-out consideration over two years from the acquisition date, contingent upon the achievement of certain future financial targets. The earn-out consideration is also dependent on the employment of a certain Cresta employee; therefore, in accordance with SFAS No. 141 (“SFAS 141”), “Business Combinations”, we will record any additional earn-out consideration as compensation expense. The $60,000 held back was deposited as restricted cash and accrued and included in Accrued expenses and other liabilities in the accompanying consolidated balance sheet. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. The total cost of the acquisition through March 31, 2006 was $0.6 million, which included net assets acquired of approximately $0.4 million. Total assets acquired of $0.7 million consisted primarily of cash of $0.1 million and accounts receivable of $0.6 million. The purchase price allocation was finalized as of December 31, 2005. The operating results of Cresta have been included in our consolidated statement of operations beginning June 2, 2005.

ArcStream Solutions, Inc.

        On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream Solutions, Inc. (“ArcStream”) for a base purchase price of zero ($0.00) dollars, subject to a working capital adjustment, and an additional earn-out consideration based on the performance of the ArcStream business during the remainder of 2005. The earn-out period ended on December 31, 2005 and no earn-out consideration was paid. ArcStream was a business and technology consulting firm based in Watertown, Massachusetts, that specialized in helping organizations compete through the use of advanced technologies and process improvement. As a former stockholder of ArcStream, John Keane, Jr. would have been entitled to a portion of any additional consideration. John Keane, Jr. was the founder, President and Chief Executive Officer of ArcStream. He is also the brother of Brian Keane, our CEO, the son of John Keane, Sr., the Chairman of our Board, and a member of our Board of Directors. In addition, in connection with the transaction, John Keane, Jr., agreed to guarantee certain indemnification obligations of ArcStream and we paid John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. The transaction was approved by both our Audit Committee and our Board of Directors. The operating results of the acquired ArcStream assets have been included in our consolidated statement of operations beginning April 5, 2005.

netNumina Solutions, Inc.

        On February 28, 2005, we acquired netNumina Solutions, Inc. (“netNumina”), a software development company based in Cambridge, Massachusetts that specialized in technology strategy, architecture, and custom development, to enhance our capabilities in Development and Integration services. In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders. As of March 31, 2006, we had paid the $5.1 million not held back and during the First Quarter of 2006, the $0.6 million held back was delivered to the shareholders. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The total cost of the transaction through March 31, 2006 was $4.8 million, which included net assets of approximately $5.2 million. Total assets acquired of $7.8 million consisted primarily of cash of $4.6 million and accounts receivable of $2.3 million. In connection with the purchase price allocation we recorded a $0.5 million fair value adjustment to reduce property and equipment that resulted from an excess book value of the assets acquired over the purchase price and recorded deferred tax assets of $2.0 million. As a result, we have not recorded any goodwill or intangible assets in connection with this acquisition. The valuation and purchase price allocation are final as of December 31, 2005. The operating results of netNumina have been included in our consolidated statements of income beginning March 1, 2005.

        At the date of the acquisition of NetNumina, we entered into a plan to implement a workforce reduction of eight non-billable employees. As a result, we initially recorded a restructuring liability of $1.0 million related to severance, all of which has been paid as of March 31, 2006. In accordance with EITF Issue No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs, which are not associated with the generation of future revenues and have no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Fast Track Holdings Limited

        On July 13, 2004, we acquired Fast Track Holdings Limited (“Fast Track”), a privately held consulting firm based in the United Kingdom that manages the design, integration, and deployment of large-scale SAP implementations. In exchange for all of Fast Track’s outstanding capital stock, we paid approximately $3.4 million in cash, including transaction costs. We also agreed to pay up to an additional approximately $5.0 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. Based on Fast Track’s financial results through July 31, 2005, the first earn-out totaling approximately $2.0 million was not achieved. Payment for earn-out consideration earned through July 31, 2006, if any, may range up to approximately $2.9 million. The additional payment for earn-out consideration, if any, will be accounted for as additional purchase price. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The portion of the purchase price related to the intangible assets was finalized and identified utilizing standard valuation procedures and techniques. The total cost of the acquisition through March 31, 2006 was $4.1 million, which included net assets acquired of approximately ($0.2) million, goodwill of approximately $3.1 million and intangible assets of approximately $1.1 million, the majority of which is being amortized on a straight-line basis over two years, and approximates the expected period of benefit. Total assets acquired of $2.1 million consisted primarily of accounts receivable of $1.9 million. The operating results of Fast Track have been included in our consolidated statement of operations beginning July 14, 2004.

        At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction. As a result, we recorded a restructuring liability of $0.3 million related to the lease obligations and certain other costs for those facilities and $0.1 million related to severance and retention, all of which has been paid as of March 31, 2006. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Nims Associates, Inc.

        On February 27, 2004, we acquired Nims Associates, Inc. (“Nims”), an information technology and consulting services company with offices in the Midwest and Advanced Development Centers (“ADCs”) in Indianapolis and Dallas, to expand our client base, primarily in the financial and insurance industries. In exchange for all of Nims’ outstanding capital stock, we paid $18.2 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The additional payments for earn-out consideration will be accounted for as additional purchase price. The first earn-out was achieved as of March 1, 2005 and, as a result, we paid $3.3 million in earn-out consideration in April 2005 and recorded a corresponding increase in Goodwill. Based on the financial performance as of December 31, 2005, the second earn-out of $3.3 million was also achieved and paid in April 2006. As of March 31, 2006, there is a remaining $8.3 million in earn-out consideration that could be achieved over the next year. The total cost of the acquisition through March 31, 2006 was $29.5 million, which includes net assets acquired of approximately $5.4 million, goodwill of approximately $17.1 million and intangible assets of $7.0 million. The intangible assets are primarily amortized on a straight-line basis over 10 years, which approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The portion of the purchase price related to the intangible assets was finalized and identified by utilizing standard valuation procedures and techniques.

        At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction of 22 non-billable employees. As a result, we recorded a restructuring liability of $1.3 million related to the lease obligations and certain other costs for those facilities and $0.3 million related to severance and retention, of which all of the severance was paid and $0.8 million for the lease obligations was paid as of March 31, 2006. In accordance with EITF 95-3, these costs, which were not associated with the generation of future revenues and had no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As of March 31, 2006, the remaining liability associated with the lease obligation costs was approximately $0.5 million.

Keane Worldzen

        On October 17, 2003, we acquired a controlling interest in Keane Worldzen Inc. (“Keane Worldzen”), a privately held Business Process Outsourcing (“BPO”) firm. In connection with the acquisition, we paid $9.0 million to acquire the Series A preferred shares of Worldzen Holdings Limited held by an unrelated third party. We contributed to Keane Worldzen our Worldzen Holdings Limited shares, $4.3 million in cash and certain assets of our Keane Consulting Group (“KCG”), our business consulting arm. This transaction was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. As a result of the initial transaction, we owned approximately 62% of Keane Worldzen’s outstanding capital stock. The former majority shareholders of Worldzen Holdings Limited contributed their Worldzen Holdings Limited shares to Keane Worldzen in exchange for approximately 38% of Keane Worldzen’s outstanding capital stock and are currently members of Keane Worldzen’s management. The assets and liabilities contributed to Keane Worldzen were recorded in relation to each shareholder’s ownership percentage in Keane Worldzen as follows: (i) carryover basis related to assets and liabilities contributed to Keane Worldzen for which the individual shareholder had a prior interest; and (ii) fair value for assets and liabilities for which an individual shareholder had no prior interest. The acquisition was intended to strengthen our position in the BPO market. As a result, we initially recorded goodwill of approximately $13.8 million in the accompanying consolidated balance sheets.

        On April 1, 2005, we increased our equity position in Keane Worldzen pursuant to the purchase option discussed below to approximately 81% with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of existing cash advances to equity. We purchased approximately 36.0 million shares at a cost of approximately $.22 per share. As a result of the additional capital contribution, we continue to consolidate the results of Keane Worldzen, but are also able to consolidate its results for tax purposes beginning April 1, 2005. Upon our additional capital contribution, the minority interest shareholders owned approximately 19% of the issued and outstanding capital stock of Keane Worldzen. In December 2005, the minority shareholders executed their right under the first put option to require us to purchase approximately 5% of their shares for a stated value of $2.8 million as discussed below. As a result, we paid the $2.8 million for an additional 5% ownership interest associated with the first put option and as of March 31, 2006, own approximately 86% of the issued and outstanding capital stock of Keane Worldzen.

        In connection with our acquisition of a controlling interest in Keane Worldzen in October 2003, we obtained the right to purchase certain of the remaining shares held by the minority shareholders of Keane Worldzen at different times during 2006 to 2009 (“call options”) and the right to acquire additional shares directly from Worldzen at a fixed price stated at the acquisition date through 2005 (“purchase option”). Our purchase option allowed us to purchase additional shares directly from Worldzen to obtain up to 80% of the total outstanding shares of Worldzen through December 31, 2005. Our first call option is exercisable during the period beginning on January 1, 2006 and ending on December 31, 2006, is based on the same fixed price as is the purchase option and allows us to acquire up to 80% of the total outstanding shares of Worldzen at the time the first call option is exercised. The fair value of the purchase and first call option, using a Black-Scholes valuation model, was approximately $3.8 million and was recorded at the original acquisition date. During 2005, we acquired 80% of the outstanding shares of Keane Worldzen through the exercise of the purchase option and reclassified the value of the purchase and first call option to goodwill. The other call options are exercisable at the fair market value of the underlying shares to obtain specified ownership levels during the call periods, which are exercisable at certain times during the period January 1, 2007 through December 31, 2009. Since these other call options can only be exercised at the fair value of the underlying shares, no amounts have been recorded for these call options in our consolidated financial statements.

        Also in connection with the acquisition, the minority shareholders were given the right to require us to purchase certain of their remaining shares at various times (“put options”) subject to the achievement of certain operating and financial milestones related to Keane Worldzen’s business performance. The first put option, the term of which was October 17, 2003 through December 31, 2005, was exercisable based on a stated value for the underlying shares of $2.8 million and was exercised and paid in December 2005. The fair value of this put option, using a Black-Scholes valuation model, was approximately $279,000 at the acquisition date and was recognized as compensation expense in the accompanying consolidated financial statements through December 31, 2005. The other put options are exercisable at fair market value for the underlying shares during the put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010. Because these other put options can only be exercised at the fair value of the underlying shares, no amounts have been recorded as of March 31, 2006 for these put options in our consolidated financial statements.

        The results of operations of these acquired companies have been included in our consolidated statements of income from the dates of acquisition. The excess of the purchase price over the fair value of the net assets has been allocated to identifiable intangible assets and goodwill. Identifiable intangible assets associated with these acquisitions are being amortized on a straight-line basis over periods ranging from two to 10 years and approximate the expected periods of benefit. Pro forma results of operations for Cresta, ArcStream, and netNumina have not been provided since these acquisitions were not material either individually or in the aggregate in the year of acquisition.

Note 8.          Restructurings

Workforce reductions

       During the First Quarter of 2006 we reduced our workforce at certain locations by 53 employees due to our One Keane Transformation, most of whom had an expected termination date in the First Quarter of 2006. The employees affected in the reduction were both non-billable and billable and we believe were employees whose roles could be reduced based upon the current business needs in their respective locations. As a result, we recorded approximately $1.3 million for severance costs in the accompanying unaudited condensed consolidated financial statements. Of this amount, approximately $0.5 million related to personnel in the United Kingdom and approximately $0.8 million related to personnel from our locations in the US. In accordance with SFAS No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”, for those employees whose service period was greater than 60 days, the expense is being booked ratably over the service period. Cash expenditures in the First Quarter of 2006 related to this workforce reduction were approximately $0.8 million.  As of March 31, 2006, the remaining reserve balance was $0.5 million, which we expect to be paid in the Second and Third Quarters of 2006.

        In connection with the netNumina acquisition discussed in Note 7 “Business Acquisitions”, we entered into a plan to reduce the workforce by eight employees, most of whom had an expected termination date in the Second Quarter of 2005. The employees affected in the reduction were non-billable personnel whose responsibilities have been integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of $1.0 million associated with severance and other termination benefits and the plan was complete as of March 31, 2006. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. During the First Quarter of 2006, cash expenditures related to netNumima severance and retention were $0.2 million.

        In connection with the Fast Track acquisition discussed in Note 7 “Business Acquisitions”, we entered into a plan to reduce the workforce by seven employees, most of whom had a termination date of October 31, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of approximately $0.1 million associated with severance, retention, and other termination benefits, completed the plan by the end of the First Quarter of 2005, and paid the entire $0.1 million in severance and retention. In accordance with EITF 95-3, these costs were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

        In connection with the Nims acquisition discussed in Note 7 “Business Acquisitions”, we entered into a plan to reduce the workforce by 22 employees, most of whom had a termination date of April 30, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of $0.3 million associated with severance, retention and other termination benefits and, by March 31, 2005, had completed the plan and paid $0.3 million in severance and retention. In accordance with EITF 95-3, these costs were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Branch office closures

        During December 2005, in accordance with SFAS 146, we accrued $0.6 million for a restructuring of one of our real estate locations that we vacated. Also during the Fourth Quarter of 2005, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined we had approximately $0.6 million in excess cost over our current needs. This change in estimate was a result of negotiating early lease terminations, obtaining a subtenant, or lower facility costs. The net impact of these actions did not have an effect on our consolidated statement of income. Cash expenditures in the First Quarter ended March 31, 2006 related to the 2005 property restructuring were $0.1 million. As of March 31, 2006 and December 31, 2005, the remaining reserve balances were $0.5 million and $0.6 million, respectively.

        During December 2004, in accordance with SFAS 146, we accrued $2.3 million for a restructuring of one of our real estate locations that we vacated. Additionally, during the Fourth Quarter of 2004, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we had excess costs-accrued of $2.4 million, as a result of negotiating early lease terminations or obtaining a subtenant. The net impact of these actions resulted in a net expense reduction to the restructuring charge of $0.1 million in the Fourth Quarter of 2004 in our consolidated statement of income. Cash expenditures during the First Quarter of 2006 and 2005 related to the 2004 property restructurings totaled approximately $0.1 million for both periods, net of sublease income of approximately $30,000 and $0, respectively.  As of March 31, 2006 and December 31, 2005, the remaining reserve balances were $2.0 million and $2.1million, respectively.

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

         In connection with the Nims acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we recorded an initial restructuring liability of $1.4 million related to the lease obligation and certain other costs for eight facilities. During the Fourth Quarter of 2004, we revised our original estimate for Nims-related lease obligations and reduced the accrual by $0.1 million. In accordance with EITF 95-3, these costs, which were not associated with the generation of future revenues and had no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Cash expenditures in the First Quarter of 2006 and 2005 related to all Nims-related branch office closings totaled approximately $33,000 and $0.1 million, respectively, which is net of approximately $25,000 and $28,000, respectively, of sublease payments received. As of March 31, 2006 and December 31, 2005, the remaining reserve balances were $0.5 million for each period.

        During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit. Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined as a result of negotiating early lease terminations or obtaining a subtenant had approximately $1.0 million in excess costs accrued. In prior years, in accordance with EITF Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success. Cash expenditures in the First Quarter ended March 31, 2006 and March 31, 2005, for all branch office closings relating to restructuring charges in 2003 and prior years were $0.4 million and  $0.8 million, respectively, which is net of approximately $0.2 million and $0.3 million, respectively, of sublease payments received. As of March 31, 2006 and December 31, 2005, the total remaining reserve balance for branch office closings relating to restructuring in 2003 and prior years was $1.9 million and $2.3 million, respectively.

The activity for the three months ended March 31, 2006 and March 31, 2005 associated with restructuring charges is as follows (in thousands):

	January 1, 2005 Balance	Cash Expenditures, Net	Change in current and prior year’s estimate	Charges in Fiscal 2005	Acquisition Related Charges in Fiscal 2005	March 31, 2005 Balance
Branch office closures and other expenditures by year of action
1999	$19	$—	$—	$—	$—	$19
2000	5	(4)	—	—	—	1
2001	559	(108)	—	—	—	451
2002	4,278	(530)	—	—	—	3,748
2003	234	(150)	—	—	—	84
2004	3,491	(574)	—	—	—	2,917

	8,586	(1,366)	—	—	—	7,220
2004 Workforce reduction	91	(70)	—	—	—	21
2005 Workforce reduction	—	—	—	—	980	980

Total Restructuring Balance	$8,677	$(1,436)	$—	$—	$980	$8,221

	January 1, 2006 Balance	Cash Expenditures, Net	Change in current and prior year’s estimate	Charges in Fiscal 2006	Acquisition Related Charges in Fiscal 2006	March 31, 2006, Balance
Branch office closures and other expenditures by year of action
2000	$78	$(9)	$—	$—	$—	$69
2001	243	(18)	—	—	—	225
2002	1,935	(358)	—	—	—	1,577
2003	15	—	—	—	—	15
2004	2,588	(108)	—	—	—	2,480
2005	581	(128)	—	—	—	453

	5,440	(621)	—	—	—	4,819
2005 Workforce reduction	164	(164)	—	—	—	—
2006 Workforce reduction	—	(820)	—	1,271	—	451

Total Restructuring Balance	$5,604	$(1,605)	$—	$1,271	$—	$5,270

The restructuring balance is included in current accrued restructuring and accrued long-term restructuring costs in the accompanying unaudited condensed consolidated balance sheets.

Note 9.          Convertible Subordinated Debentures

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price per share of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price per share of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions. See Note 3 “Earnings Per Share” for further discussion of the Debentures.

Debt issuance costs were approximately $4.4 million and are included in Other assets, net, in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. As of March 31, 2006 and December 31, 2005, respectively, the unamortized debt issuance costs were approximately $2.0 million and $2.2 million, respectively.

Note 10.          Capital Stock

        On October 25, 2005, we announced that our Board of Directors had authorized us to repurchase an additional 3 million shares of our common stock over the next twelve months effective October 20, 2005. Between May 1999 and March 31, 2006, we invested approximately $319.0 million to repurchase approximately 25.5 million shares of our common stock under fifteen separate authorizations. The additional paid in capital was reduced to zero as of March 31, 2006 and December 31, 2005, as a result of our cumulative share repurchases. During the First Quarter of 2006, we repurchased a total of approximately 370,500 shares of common stock for approximately $4.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” for further discussion on share repurchases.

         During the three months ended March 31, 2006, a total of 479,550 shares of our common stock were exercised or purchased by participants under our stock option plans, ESPP and UK ESPP. In addition, we granted 65,000 shares of restricted stock during the three months ended March 31, 2006.

Note 11.           Related Parties, Commitments, and Contingencies

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

        On October 31, 2001, Gateway LLC entered into a $39.4 million construction loan with Citizens Bank of Massachusetts (the “Gateway Loan”) in connection with the New Facility and an adjacent building located at 20 City Square, Boston, Massachusetts. John Keane Family LLC and John F. Keane are each liable for certain obligations under the Gateway Loan if and to the extent Gateway LLC requires funds to comply with its obligations under the Gateway Loan. Stephen D. Steinour, who was a member of our Board of Directors, was Chief Executive Officer of Citizens Bank of Pennsylvania. On November 17, 2005, Mr. Steinour resigned as a member of the Board of Directors due to his promotion to President of Citizens Financial Group, Inc. and the resultant travel demands. Citizens Bank of Massachusetts and Citizens Bank of Pennsylvania are subsidiaries of Citizens Financial Group, Inc. Mr. Steinour was not involved in the approval process for the Gateway Loan. In June 2005, the Gateway Loan was refinanced to a non-recourse permanent loan with CitiGroup.

        We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC in the First Quarters ended March 31, 2006 and 2005 were each approximately $0.9 million.

        In view of these related party transactions, we concluded that, during the construction phase of the New Facility, the estimated construction in progress costs for the New Facility would be capitalized in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” A liability in the same amount was included in the caption “Accrued long-term building costs” in the accompanying consolidated balance sheets. For purposes of the consolidated statements of cash flows, we characterized this treatment as a non-cash financing activity.

        As a result of the completion of the construction phase and our current occupancy, the related capitalized costs are now classified as “Building” and are included in property and equipment, net, in the accompanying consolidated balance sheets. A liability for the same amount appears as accrued expenses and other liabilities and accrued long-term building costs, representing our short and long-term components. The costs of the building are being amortized on a straight-line basis over a 39-year useful life. Additionally, the obligation will be reduced over the life of the lease at an interest rate of 8.67%. The net effect of the amortization that is included in the operating results approximates the rent expense resulting from the contractual payments we are required to make under the lease.

        In February 1985, we entered into a lease, which subsequently was extended to a term of 20 years, with City Square Limited Partnership (“City Square”), pursuant to which we leased approximately 34,000 square feet of office and development space in a building located at Ten City Square, in Boston, Massachusetts. As of December 31, 2005, we leased approximately 88% of this building and the remaining 12% was leased by other tenants. John F. Keane, Chairman of our Board of Directors, and Philip J. Harkins, a member of our Board of Directors, are limited partners of City Square. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under this lease, which were approximately $1.0 million per year ($30.00 per square foot) at the end of the lease term (which expired in February 2006), plus specified percentages of any annual increases in real estate taxes and operating expenses, which were approximately $0.2 million per year, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. As a result of our occupancy of the New Facility (as described above), we vacated and obtained a subtenant for approximately 17% of Ten City Square.

        As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In February 2006, our lease for Ten City Square expired and the building was sold to a third party. For the three months ended March 31, 2006 and 2005, we paid approximately $0.2 million and $0.3 million, respectively, in lease payments and as of March 31, 2006 had a remaining reserve balance of $0.2 million.

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

        In July 2003, our Audit Committee approved a related-party transaction involving a member of our Board of Directors. We sub-contracted with ArcStream to develop and assist in the implementation of a wireless electronic application at two client sites. In accordance with this transaction, we agreed to pay ArcStream a royalty fee for potential future installations during the seven-year license period. John F. Keane, Jr., a member of our Board of Directors, was Chief Executive Officer, a director, and founder of ArcStream. John F. Keane, Jr. is the son of John F. Keane, Sr., Chairman of our Board of Directors, and the brother of Brian T. Keane, our President, Chief Executive Officer and a director. Effective June 21, 2004, our Audit Committee approved the termination of our agreement with ArcStream and a payment of $150,000 by us to ArcStream in exchange for a release of all parties from any further performance or payment obligations under the original agreement. The termination was for convenience and was not related to ArcStream’s performance under the agreement. On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream for a base purchase price of ($0.00) dollars, subject to a working capital adjustment and additional consideration based on the performance of the ArcStream business during the remainder of 2005. In addition, in connection with the transaction, John Keane, Jr. agreed to guarantee certain indemnification obligations of ArcStream and we paid John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. See Note 7 “Business Acquisitions” for a further discussion of the acquisition.

        In July 2005, our Audit Committee approved a related party transaction authorizing us to provide services to Citizens Bank, N.A., in connection with the development of an internet application and related support services. As discussed above, Stephen D. Steinour was previously a member of our Board of Directors and as of November 2005 was promoted to President of Citizen’s Financial Group, Inc. an affiliate of Citizens Bank, N.A. Under the terms of this approval, the engagement value is estimated to be approximately $1.6 million. The rates charged under this engagement are comparable to those charged to an independent third party. For the three months ended March 31, 2006, we did not receive any payments under the agreement and had no accounts receivable outstanding.

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

        In February 2003, we entered into a $50.0 million unsecured revolving credit facility (“credit facility”) with two banks. The terms of the credit facility required us to maintain a maximum total funded debt and other financial ratios. The credit facility also included covenants that, subject to certain specific exceptions and limitations, among other things, restricted our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. Between June 2003 and July 2005, we and the two banks amended certain provisions of the credit facility including the allowable limit for letters of credit within the total facility and for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Victoria TTA contract with the State of Victoria, Australia. One of the banks issued a $32.3 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in connection with our Victoria TTA contract. This credit facility was terminated in connection with our entrance into a new credit facility, described below, on September 15, 2005.

        On September 15, 2005, we entered into a five-year revolving credit facility (the “new credit facility”) with a syndicate of banks (the “lenders”) in the amount of $200.0 million, plus an additional amount of up to $50 million subject to certain terms and conditions (the “loan amount”). The new credit facility has various nonfinancial and financial covenants, which include a total leverage ratio, a senior leverage ratio and a quick ratio. The new credit facility replaces our existing $50.0 million unsecured revolving credit facility. Pursuant to the new credit facility, we may borrow funds from the lenders up to the loan amount with a $50 million sub limit for letters of credit. During the First Quarter of 2006, we amended the new credit facility to allow for certain foreign currency hedging at the subsidiary level. The annual commitment fee payable quarterly is at an initial rate of 0.20% per annum on the unused amount of revolving credit commitments, subject to adjustment based on a senior leverage ratio as defined in the new credit facility and up to a maximum per annum rate of 0.25%. To the extent there are letters of credit outstanding under the new credit facility, we will pay the administrative agent a letter of credit fee, initially 1.0% annually, subject to adjustment based on the senior leverage ratio as defined and up to a maximum per annum rate of 1.5%. In connection with the new credit facility, we paid $1.3 million in related debt issuance costs. As of March 31, 2006, there was approximately $106.4 million available for borrowing after considering $32.9 million of outstanding letters of credit and after considering certain financial covenants. These letters of credit include the $32.3 million ($45 million AUD) letter of credit issued in July 2005 against our previous credit facility in connection with our Victoria TTA contract.

During the Third Quarter of 2002, in connection with an acquisition of a business complementary to our own, we initially recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During the First Quarter of 2005, we recognized revenue of approximately $0.2 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $0.1 million. The note had a one-year term with a one-year extension, which expired on September 25, 2005. As of March 31, 2006 and December 31, 2005, the deferred revenue and note payable balances were each zero. In connection with the Nims acquisition and based on the financial performance related to the first earn-out, we paid $3.3 million in earn-out consideration in April 2005 and recorded a corresponding increase to Goodwill. The second earn-out was achieved as of December 31, 2005. As a result, we accrued the related $3.3 million in earn-out consideration as of December 31, 2005 with a corresponding increase to Goodwill, which was paid in April of 2006. As of March 31, 2006, there is an additional potential $8.3 million in earn-out considerations that could be achieved over the next year.

Guarantees and Indemnifications

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

        Kamco has obligations under the Victoria TTA contract with respect to both project management and performance of subcontractors. There are numerous indemnification provisions within the Victoria TTA contract, some of which are customarily included through the normal course of business. We have agreed to hold TTA harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights, improper disclosures of confidential information, personal injuries, or property damages. As the prime contractor for the Victoria TTA contract, in certain cases, Kamco is entitled to corresponding indemnifications from its subcontractors. Subject to a number of exclusions, Kamco’s maximum liability is capped at $72 million ($100 million AUD). Under the Victoria TTA contract, liquidated damages, for which Kamco may be liable, are assessed at $36,000 ($50,000 AUD) per day for each day the specified phase completion is behind schedule, but are limited to $7.2 million ($10 million AUD). The first $3.6 million ($5 million AUD) in liquidated damages is split evenly amongst Kamco and certain subcontractors. The next $3.6 million ($5 million AUD) is apportioned based on responsibility for the delay. In addition, we have a total of $32.3 million ($45 million AUD) letters of credit issued against the new facility as surety bonds to ensure due and proper performance of our obligations under the Victoria TTA contract.

        We are involved in other litigation and various legal matters, which have arisen in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

Note 12.        Segment Information

        Based on qualitative and quantitative criteria established by SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” we operate within two reportable segments: Professional Services and Transportation Ticketing Solutions. In these segments, we offer an integrated mix of end-to-end business solutions, such as Outsourcing, Development and Integration, and Other services. Keane delivers these services through an integrated network of regional branches in North America, the UK, and Australia and through ADC’s in the U.S., Canada and India. The Chief Operating Decision Maker (“CODM”) evaluates performance and determines the allocation of resources based on the operating profit or loss at the local branch level. Within Professional Services, each branch is set-up to deliver all of our service offerings and the expectation is to provide a consistent level of profitability with each offering type. No individual branch meets the quantitative criteria established by SFAS 131 and therefore have been presented in one reportable segment.

        With the entrance into the Transportation Ticketing Solution market in 2005 as a result of our winning the Victoria TTA contract, we have determined that the economic characteristics of the services and the distinct client base would require a separate reportable segment. The expertise required for the development and management of the Victoria TTA contract is unique to its delivery. We have evaluated our provision of solutions and services under the Victoria TTA contract under the qualitative and quantitative criteria established by SFAS 131 and have concluded these services represent a new reportable segment, in addition to our existing reportable segment Professional Services. As of and for the three months ended March 31, 2006 and as of March 31, 2006, we have not recognized any revenues or direct costs, there was approximately $1.1 million of property, plant and equipment associated with Kamco, and we recognized approximately $0.7 million in indirect expenses. As a result, we have not provided any additional segment data.

        See Note 5 “Significant Contracts” for a discussion of the Victoria TTA contract.

        In accordance with the enterprise-wide disclosure requirements of SFAS 131, our geographic information is as follows (dollars in thousands):

        Geographic revenues are presented net of intercompany revenues between the geographic locations. We have no single client that provides revenues that equal or exceed 10 percent of our consolidated revenues, except for the various agencies of the Federal Government, which represented 10.7% and 9.0% of our consolidated revenues for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended
	March 31,	March 31,	At March 31,	At December 31,
	2006	2005	2006	2005
	Revenues	Revenues	Property and Equipment	Property and Equipment
Domestic	$231,904	$218,133	$62,121	$63,234
International
UK	7,207	10,414	216	232
Other	4,466	3,657	14,457	14,117
Subtotal	11,673	14,071	14,673	14,349
Total	$243,577	$232,204	$76,794	$77,583

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For purposes of these Acts, any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “intends,” “may,” “projects,” “will,” “would” and similar expressions may be forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including without limitation the factors set forth in Part II, Item 1A under the caption “Risk Factors.”  These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

STRATEGY

        Our goal is to be recognized as one of the world’s premier business process and IT service providers by our clients, employees, and shareholders. We believe that we can achieve this goal by helping clients transform their IT and business operations through the consistent delivery of high-value consulting, development, and outsourcing services. Specifically, we believe that applications services and business process services are large and synergistic growth markets, and that a significant business trend is corporations leveraging Application Services, Business Process Services (“BPS”), and global delivery to achieve meaningful cost reductions and business improvement. We believe that our depth of capability in each of these areas, along with our vertical expertise, strong client relationships and process management capabilities, position us well to capitalize on this market opportunity.

        In support of this evolution in market demand, we are migrating Keane’s organizational structure from a geographic network of local branches to an integrated global matrix, which we have termed “One Keane.” In the future we plan to align client relationships and business development activities by geographic region, but business solutions will be designed and delivered by integrated global Business Lines and Vertical Practices. We believe that this new organization better positions Keane to deliver high-value, transformational solutions that bundle vertical expertise, business process and applications services, intellectual property through a technology platform or a proprietary reference architecture, and cost effective global delivery. Moreover we expect it will increase Keane’s flexibility and scalability, eliminate redundancy and excess costs, and improve the career growth opportunities that we offer our employees.

OVERVIEW

Critical Accounting Policies

Stock-Based Compensation

Our adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) in the first quarter of 2006 requires that we recognize stock-based compensation expense associated with stock options in the statement of income, rather than disclose it in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected volatility — We derived the estimated stock price volatility based on a review of our actual historic stock prices commensurate with the expected life of the award. For the First Quarter of 2006, the estimated volatility ranges from 41.1% to 46.9%. We believe that the historical stock price volatility is an accurate indicator of future stock price performance.

Expected option life — Our estimate of an expected option life was derived based on a review of our historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. We believe that this historical data is currently the best estimate of the expected term of a new option. We reviewed historical data for groups of employees and determined that the type of award was an indicator of the exercise behavior.

Risk-free interest rate — We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption as the risk-free interest rate.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Similar to the analysis for the expected option life, we reviewed historical forfeiture data for groups of employees and determined the appropriate forfeiture rate ranges from 0-23% for the applicable employee group. Therefore, we have applied an annual forfeiture rate of 0-23% to all unvested options as of December 31, 2005. We will re-evaluate this analysis quarterly and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

There were no other changes in our Critical Accounting Policies during the First Quarter of 2006.

Components of Revenues

        We seek to help clients improve their business and IT effectiveness. We classify our service offerings into the following three categories: Outsourcing, Development & Integration, and Other Services. We have not recorded any revenue associated with Transport Ticketing Solutions. See Note 5 “Significant Contracts” for a discussion of the Victoria TTA contract.

        Outsourcing:    Our outsourcing services include Application Services and Business Process Outsourcing (“BPO”). Our Application Services help clients manage existing business systems more efficiently and more reliably, improving the performance of these applications while frequently reducing costs. Under our Application Service offering, we assume responsibility for managing a client’s business applications with the goal of instituting operational efficiencies that enhance flexibility, free up client personnel resources, and achieve higher user satisfaction. We enter into large, long-term contracts for the provision of Application Services, which generally do not require any capital outlay by us. These contracts usually span three to five years with the ability to renew. We typically receive a fixed monthly fee in return for meeting or exceeding a contractually agreed upon service level. However, because our clients typically have the ability to reduce services under their contracts, our monthly fees may be reduced from the stated contract amounts. Outsourcing services also includes ongoing maintenance related to the product sales for our Healthcare Solutions Division.

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

        Our BPS are provided by our majority owned subsidiary, Keane Worldzen, which we acquired on October 17, 2003. Keane Worldzen specializes in providing BPS to clients with complex processes in the financial services, insurance, and healthcare industries, and to clients with back-office processes in several industries. Keane Worldzen’s BPS are designed to reduce the cost and increase the efficiency of our clients’ business transactions, enabling companies to focus on their more profitable activities and avoid the distraction of non-core back-office processes. Keane Worldzen provides these low-cost, high-value outsourcing services from operations in both the U.S. and India.

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

        Other Services:    Other Services are primarily comprised of IT consulting, business consulting, project management, and supplemental staff engagements that are principally billed on a time and materials basis.

        Global economic and political conditions may cause companies to be cautious about increasing their use of consulting and IT services, but we continue to see a demand for our services. We continue to experience pricing pressure from competitors as well as from clients facing pressure to control costs. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on revenues. We also experience wage inflation, primarily in India, as the demand for those resources increases. In order for us to remain successful in the near term, we must continue to maintain and grow our client base, provide high-quality service and satisfaction to our existing clients, and take advantage of cross-selling opportunities. In the current economic environment, we must provide our clients with service offerings that are appropriately priced, satisfy their needs, and provide them with measurable business benefits. While we have recently experienced a steady demand for our services, we believe that it is too early to determine if developments will translate into sustainable improvements in our pricing or margins for 2006 and over the longer term.

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

        We evaluate our improvement in profitability by comparing gross margins, and SG&A expenses as a percentage of revenues. Other key metrics that we use to manage and evaluate the performance of our business include new contract bookings, the number of billable personnel, and utilization rates. We calculate utilization rates by dividing the total billable hours per consultant by the total hours available, including sick, holiday, and vacation, from the consultant.

EMPLOYEES

As of March 31, 2006, we had 9,403 total employees, including 8,121 business and technical professionals whose services are billable to clients. This includes a base of 2,718 employees in India, including our Keane Worldzen operations. We sometimes supplement our technical staff by utilizing subcontractors, which as of March 31, 2006, consisted of 517 full-time professionals.

NEW CONTRACT BOOKINGS

New contract bookings for the three months ended March 31, 2006 were $244.2 million, a decrease of $23.9 million, or 8.9%, over new contract bookings of $268.1 million for the same period in 2005. For the three months ended March 31, 2006, Outsourcing bookings decreased 20.4% to $92.8 million, Development & Integration bookings increased 2.2% to $47.7 million, and Other services bookings decreased 1.2% to $103.6 million compared to the same period in 2005.

New contract bookings for the three months ended March 31, 2006 increased $4.5 million, or 1.9%, over new contract bookings of $239.7 million for the three months ended December 31, 2005. For the three months ended March 31, 2006, Outsourcing bookings decreased 29.0% to $92.8 million, Development & Integration bookings increased 63.1% to $47.7 million, and Other services bookings increased 30.1% to $103.6 million, compared to the three months ended December 31, 2005.

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

CONSOLIDATED RESULTS OF OPERATIONS

2006 Compared to 2005

	Three Months Ended March 31,				Increase (Decrease)
	2006	%	2005	%	$	%
Outsourcing	$120,344	49	$117,262	50	$3,082	2.6
Development & Integration	41,006	17	41,226	18	(220)	(0.5)
Other Services	82,227	34	73,716	32	8,511	11.5
Total	$243,577	100%	$232,204	100%	$11,373	4.9

Revenues

Revenues for the First Quarter ended March 31, 2006 were $243.6 million compared to revenues of $232.2 million for the First Quarter ended March 31, 2005 and compared to revenues of $246.3 million for the Fourth Quarter ended December 31, 2005. The increase in revenues compared to the First Quarter ended March 31, 2005 was mainly due to increased revenues from existing clients, the addition of several large new clients, and revenues from netNumina Solutions, Inc. (“netNumina”), which we acquired on February 28, 2005. See Note 7 “Business Acquisitions” in the notes to the accompanying unaudited condensed consolidated financial statements for a description of our acquired businesses. These increases were partially offset by decreases in revenues from IBM and PacifiCare both discussed below. The sequential decrease in revenues was primarily due to client reductions and due to the fact that during the First Quarter ended March 31, 2006, we recorded a $1.9 million revenue reduction associated with the recognition of a loss on a fixed-price contract. Effective March 31, 2006, we sold certain components of our Puerto Rico operations. As a result of the divestiture, we expect a $4.7 million reduction in revenue for the remainder of 2006 compared to 2005.

We have concluded that objective evidence of fair value does not exist for all of the elements within the Victoria TTA contract. Accordingly, each of the elements cannot be separated into multiple units of accounting and therefore, must be accounted for as a single unit of accounting. As a result, we are deferring all revenues and costs directly associated with the delivery of products and services during two years of development work, referred to as the Build phase, and we will recognize all revenues and direct costs for the contract over the ten-year period of operation and maintenance, referred to as the Operate phase, currently estimated to begin in mid-2007. In 2005 and the First Quarter of 2006, all revenues and direct and incremental costs associated with the delivery of products and services have therefore been deferred. See Note 5 “Significant Contracts” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion on our accounting for the TTA contract.

During the Fourth Quarter of 2004, IBM notified us that they would be reducing their purchasing requirements. During the First Quarter ended March 31, 2005, IBM also notified us that Keane and other current vendor resources would be included in a proposal process for both current and future business. In July 2005, we decided to withdraw from our staff augmentation relationship with IBM. In the Third Quarter ended September 30, 2005, we sold our IBM business to another provider. These lower volumes from IBM and the sale of the business resulted in a revenue reduction of approximately $7.4 million in the First Quarter ended March 31, 2006 compared to the same period in 2005.

Outsourcing. Outsourcing service revenues for the First Quarter ended March 31, 2006 were $120.3 million, an increase of $3.1 million, or 2.6%, compared to the First Quarter ended March 31, 2005. The increase in Outsourcing service revenues compared to the First Quarter ended March 31, 2005 was primarily due to revenues generated from new and existing customers from our Application Outsourcing and BPO offerings, which more than offset decreases in revenues from PacifiCare. Outsourcing service revenues for the First Quarter ended March 31, 2006 decreased $0.3 million, or 0.2%, compared to the Fourth Quarter ended December 31, 2005.

In 2004, PacifiCare, one of our largest clients, reduced the level of service from the stated baseline contract amounts in accordance with its right under the contract terms, thereby reducing the original contract value. We provided services at or above the baseline levels set forth in the original contract at agreed upon rates. On December 20, 2005, UnitedHealth Group Incorporated, an affiliate of United HealthCare Services, Inc. (“United HealthCare”), completed its acquisition of PacifiCare. On January 20, 2006, we entered into a five-year master services agreement with United HealthCare Services, Inc. effective January 1, 2006. Simultaneously, we and PacifiCare terminated our Information Technology Services Agreement, dated January 11, 2002, effective January 1, 2006. Our original Information Technology Services Agreement with PacifiCare provided for an outsourcing arrangement with a ten-year term and $500 million in contract value. As a result of the ending of the original agreement with PacifiCare we will receive a $10.1 million payment in two equal installments on July 30, 2006 and July 30, 2007. The first half will be recognized over the 18 month period January 1, 2006 to June 30, 2007. The second half will be recognized at such time the amount becomes due in management’s judgment. If additional services are procured pursuant to the master services agreement, any remaining portion of the payments will be recognized over the period such services are provided. Under the new master services agreement with United HealthCare we will receive approximately $21 million for a specified level of services provided from January 1, 2006 through June 30, 2007. Revenues from PacifiCare in the First Quarter ended March 31, 2006, were approximately $2.1 million lower than revenues from PacifiCare in the First Quarter ended March 31, 2005.

Development & Integration. Development & Integration service revenues for the First Quarter ended March 31, 2006 were $41.0 million and essentially unchanged compared to the First Quarter ended March 31, 2005. The higher revenues from existing clients and revenues from netNumina offset the lower revenues from the UK, IBM and existing clients. Development & Integration service revenues for the First Quarter ended March 31, 2006 decreased $4.5 million, or 10.0%, over the Fourth Quarter ended December 31, 2005. The sequential decrease was driven by lower revenues from our healthcare products and services and lower revenues from the UK and existing clients.

Other Services. Other Services revenues for the First Quarter ended March 31, 2006 were $82.2 million, an increase of $8.5 million, or 11.5%, compared to the First Quarter ended March 31, 2005. This increase was primarily due to additional supplemental staffing placements offset by lower revenues from IBM. Other Services revenues for the First Quarter ended March 31, 2006 increased $2.1 million, or 2.7% compared to the Fourth Quarter ended December 31, 2005. The sequential increase is primarily due to supplemental staffing placements from existing clients.

The following table summarizes certain line items from our condensed consolidated statements of income (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Revenues	$243,577	$232,204	$11,373	4.9
Salaries, wages, and other direct costs	173,251	162,193	11,058	6.8
Gross margin	$70,326	$70,011	$315	0.4
Gross margin %	28.9%	30.2%

Salaries, wages, and other direct costs

Salaries, wages, and other direct costs for the First Quarter ended March 31, 2006 were $173.3 million, an increase of $11.1 million, or 6.8%, compared to $162.2 million in the First Quarter   ended March 31, 2005. The increase was primarily attributable to higher costs of client service personnel to support the increased service revenues. Salaries, wages, and other direct costs were 71.1% of total revenues for the First Quarter ended March 31, 2006 compared to 69.8% of total revenues for the same period in 2005.

Total billable employees for all operations were 8,121 as of March 31, 2006, compared to 8,208 as of December 31, 2005 and to 7,236 as of March 31, 2005. This includes 2,384 billable employees in India, which includes Keane Worldzen, and represents an increase of 101 employees, or 4.4%, over the year ended December 31, 2005 and an increase of 893 employees or 59.9% over the three months ended March 31, 2005. In addition to these employees, we occasionally use subcontract personnel to augment our billable staff, which represented 517 full-time professionals as of March 31, 2006. Overall utilization rates for both periods remained stable as we increased the number of billable employees.

Gross margin

Our management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin as a percentage of revenue for the First Quarter ended March 31, 2006 was lower compared to the First Quarter of 2005. Gross margin as a percentage of revenues for the First Quarter ended March 31, 2006 was 28.9% compared to 30.2% for the same period in 2005. The decrease in gross margin is partially due to the $1.9 million revenue reduction recorded in the First Quarter ended March 31, 2006 associated with the recognition of a loss on a fixed price contract. We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Selling, general, and administrative expenses (SG&A)	$55,882	$54,172	$1,710	3.2
SG&A as a % of revenue	22.9%	23.3%

SG&A expenses include salaries for our corporate and branch administrative employees, sales and marketing expenses, as well as the cost of our administrative facilities, including related depreciation expense. SG&A expenses for the First Quarter ended March 31, 2006 increased $1.7 million, or 3.2%, over the same period in 2005. The increase in SG&A expenses was primarily due to the higher labor and labor related costs, expenses associated with the Victoria TTA contract and the inclusion of stock-based compensation for 2006. The First Quarter of 2006 includes approximately $0.7 million of expenses associated with the Victoria TTA contract.  SG&A expenses for the First Quarter ended March 31, 2006 and 2005 were 22.9% and 23.3% of total revenues, respectively. The decrease in

SG&A expenses as a percentage of revenue were mainly due to the higher revenues.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R) using the modified prospective application method. We calculate compensation cost on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to determine several assumptions as noted above under “Critical Accounting Policies”.

In the First Quarter of 2006, we recognized $0.5 million of total stock-based compensation expense as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) impacted diluted EPS for the First Quarter of 2006 by less than one cent.

Prior to the adoption of SFAS 123(R), we accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25’s (“APB 25”), “Accounting for Stock Issued to Employees”, intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123(R) under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123(R).

Prior to the adoption of SFAS 123(R), during the Fourth Quarter of 2005, we accelerated the vesting of certain stock options in which the exercise price of the award had exceeded the market price of the stock on the date of acceleration. As a result of the acceleration, approximately 2.1 million shares subject to options constituting approximately 47% of the total of unvested options outstanding at that time became immediately exercisable. The acceleration impacted approximately 570 employees. Under APB 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, no compensation expense was recognized in the financial statements for the acceleration of vesting of these options since the closing common stock price per share on the dates of acceleration were greater than the exercise prices of the unvested options accelerated. The primary purpose of the accelerated vesting was to enable us to avoid recognizing in our income statement non-cash compensation expense associated with these options in future periods, upon our adoption of SFAS 123(R) on January 1, 2006. Absent the acceleration of the options described above, from and after our adoption of SFAS 123(R), we would have been required to recognize approximately $10.5 million in pre-tax non-cash compensation expense over the remaining vesting terms of the stock options, based on valuation calculations using the Black-Scholes option pricing model.

As of March 31, 2006, the total compensation cost related to unvested stock option awards not yet recognized in the statement of income as approximately $5.9 million, which will be recognized over a weighted average period of 3.7 years. As of March 31, 2006, the total compensation cost related to unvested restricted stock awards not yet recognized in the statement of income was approximately $2.6 million, which will be recognized over a weighted average period of 3.9 years.

See Note 2 “Stock-Based Compensation” in the notes to the accompanying unaudited condensed consolidated financial statements for further information regarding our adoption of SFAS 123(R).

Amortization of intangible assets

Amortization of intangible assets for the First Quarter ended March 31, 2006 was $3.9 million, a decrease of $0.2 million, or 5.4%, over the same period in 2005. The decrease in amortization of intangible assets was primarily due to certain intangibles becoming fully amortized.

Restructuring charges, net

During the First Quarter of 2006, we expensed $1.3 million in severance costs associated with workforce reductions related to our One Keane Transformation.  Of this amount, $0.8 million was paid during the First Quarter ended March 31, 2006 and the remaining reserve balance of $0.5 million is expected to be paid by the Third Quarter of 2006. As we continue with our One Keane Transformation initiative, we could  incur additional restructuring costs throughout 2006, but currently there is no formal approved plan.

Other income (expense)

The following table summarizes the non-operating items from our condensed consolidated statements of income (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$
Other income (expense)
Interest and dividend income	$1,200	$1,105	$95
Interest expense	(1,396)	(1,416)	20
Other (expense) income, net	(405)	(16)	(389)
Minority interest	(27)	683	(710)
Other (expense) income, net	$(628)	$356	$(984)

Interest and dividend income

Interest and dividend income for the First Quarter ended March 31, 2006 was $1.2 million compared to $1.1 million for the same period in 2005. The increase in interest and dividend income was primarily attributable to higher investments held by certain foreign subsidiaries for the First Quarter ended March 31, 2006 compared to the same period in 2005. To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

Interest expense for the First Quarter ended March 31, 2006 was $1.4 million and unchanged compared to the same period in 2005. Interest expense was unchanged since our Debentures were outstanding for the entire three months in both the First Quarters ended March 31, 2006 and 2005. We also record interest expense on the accrued building costs associated with our corporate facility as explained in Note 11 “Related Parties, Commitments, and Contingencies” in the notes to the accompanying unaudited condensed consolidated financial statements.

Other (expense) income, net

Other expense, net was $0.4 million for the First Quarter ended March 31, 2006 and was $16,000 for the same period in 2005. The increase was primarily due to foreign exchange gains and losses.

Minority Interest

Minority interest (expense) income for the First Quarter ended March 31, 2006 was expense of approximately $27,000 and for the First Quarter ended March 31, 2005 was income of $0.7 million. The decrease in minority interest income is due to Keane’s increased ownership percentage in Keane Worldzen effective April 1, 2005 and the improved performance of Keane Worldzen in the First Quarter of 2006 compared to a net loss in the First Quarter of 2005. The amount in minority interest income represents the (income) loss attributable to minority shareholders of Keane Worldzen for the period presented. We completed our acquisition of a controlling interest in Keane Worldzen in the Fourth Quarter for 2003, which resulted in an initial equity position of approximately 62% of the issued and outstanding capital stock of Keane Worldzen and our consolidation of the results of Keane Worldzen. Consistent with the right to increase our ownership position over time, we increased our equity position to approximately 81% in April 2005 with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of existing cash advances to equity. Consistent with the minority shareholders’ rights, the minority shareholders exercised their first put option in December 2005, which required us to purchase approximately 5% of their outstanding shares for $2.8 million. As a result of our additional capital contribution and the minority shareholders’ exercise of the first put option, we own approximately 86% of the outstanding capital stock of Keane Worldzen and the minority interest shareholders own approximately 14% of the issued and outstanding capital stock of Keane Worldzen. We continue to consolidate the results of Keane Worldzen but recognize 86% of the results of operations. The put options are explained in further detail in Note 7 “Business Acquisitions” in the notes to the accompanying condensed consolidated financial statements.

Income taxes

The following table summarizes the changes in provision for income taxes included in our condensed consolidated statements of income (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Income before income taxes	$8,694	$12,125
Provision for income taxes	3,304	4,850
Net Income	$5,390	$7,275

	38.0%	40.0%

Reported Tax Rate

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes. Our effective tax rate was 38.0% for the First Quarter ended March 31, 2006 and 40.0% for the First Quarter of 2005. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect our overall effective tax rate. The decrease in our effective tax rate is due to changes in the geographic mix of income and the impact of consolidating Keane Worldzen for a full year for tax purposes.

Net income

Net income for the First Quarter ended March 31, 2006 decreased $1.9 million compared to the First Quarter of 2005. The decrease in net income was primarily due to the severance costs, stock-based compensation, and revenue reduction associated with the recognition of a loss on a fixed-price contract recorded in the First Quarter of 2006, offset by a lower effective tax rate.

RECENT ACCOUNTING PRONOUNCEMENTS

 In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition (in thousands)

Three Months Ended March 31,	2006	2005
Cash Flows (Used For) Provided By
Operating activities	$(21,901)	$9,129
Investing activities	11,095	2,365
Financing activities	137	1,954
Effect of exchange rate on cash	290	33

(Decrease) Increase in Cash and cash equivalents	$(10,379)	$13,481

We have historically financed our operations with cash generated from operations. In addition, we raised $150.0 million in proceeds from the issuance of our Debentures. We use the net cash generated from these sources to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At March 31, 2006, we had $144.2 million in cash and cash equivalents and marketable securities. In addition, on September 15, 2005, we entered into a $200 million five-year credit facility, of which approximately $106.4 million is available for borrowing as of March 31, 2006, after considering $32.9 million of outstanding letters of credit and after considering certain financial covenants. We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows (used for) provided by operating activities

Net cash used in operating activities totaled $21.9 million for the three months ended March 31, 2006 compared to net cash provided by operating activities of $9.1 million for the three months ended March 31, 2005. Net cash used by operating activities was driven by cash payments of salaries and bonuses accrued as of December 31, 2005, an increase in accounts receivable, income taxes paid and funding for Keane Australia Micropayment Consortium Pty Ltd. (“Kamco”) and the Victoria TTA contract. Days Sales Outstanding (“DSO”), an indicator of our accounts receivable collections, was 60 days as of March 31, 2006, compared to 58 days as of December 31, 2005, and to 52 days as of March 31, 2005. The increase in DSO was due to the increase in Accounts receivable, net. We calculate DSO using the trailing three months total revenue divided by the number of days in the quarter to determine daily revenue. The average accounts receivable balance for the three-month period is then divided by daily revenue.

Cash flows provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2006 was $11.1 million compared to net cash provided for investing activities of $2.4 million for the three months ended March 31, 2005.

Marketable Securities: During the three months ended March 31, 2006, we purchased $30.0 million and sold $43.7 million in marketable securities, generating a net source of cash of $13.7 million, compared to purchases of $13.9 million and sales of $16.6 million in the first three months of 2005. The net proceeds from these transactions were used to fund our share repurchases and our operational requirements.

Property and Equipment: We invested $3.0 million in property and equipment during the three months ended March 31, 2006, primarily to support our growing operations in Australia and India. During the three months ended March 31, 2005, we invested $4.8 million in property and equipment and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications.

Business Acquisitions:  On February 28, 2005, we acquired NetNumina Inc. (“NetNumina”). In exchange for all of the outstanding capital stock of netNumina, we paid $5.7 million in cash, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders and acquired $4.6 million in cash. The $0.6 million held back was initially deposited as restricted cash and was delivered to the shareholders in the three months ended March 31, 2006.

On February 27, 2004, we acquired Nims Associates Inc. (“Nims”). We paid $18.2 million in cash, including transaction costs and net of cash acquired, for all of the outstanding capital stock of Nims. The purchase price may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over three years from the acquisition, contingent upon the achievement of certain future financial targets. The first earn-out was achieved as of March 1, 2005 and as a result, we paid $3.3 million in earn-out consideration in April 2005. Based on Nims’ financial performance as of December 31, 2005, the second earn-out was achieved. As a result, we accrued an additional $3.3 million in earn-out consideration as of December 31, 2005, which we paid in April of 2006. In addition to  the first two earn-outs, there is an additional potential $8.3 million in earn-out considerations that, as of March 31, 2006, could be achieved over the next year.

Cash flows provided by financing activities

Net cash flows provided by financing activities was $0.1 million for the three months ended March 31, 2006, compared to net cash provided by financing activities of $2.0 million for the three months ended March 31, 2005.  Net cash flows provided by financing activities for the three months ended March 31, 2006 was from proceeds received from the issuance of stock associated with our employee stock purchase and stock option plans offset by cash used for the repurchase of our common stock. The following is a summary of our repurchase activity for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Shares	Amount	Shares	Amount

Prior year authorizations at January 1,	2,553,900		2,871,600
Authorizations	—	—
Repurchases paid	(370,500)	$4,331,084	—	$—
Repurchases accrued	—		—
Expirations	—		—
Shares remaining as of March 31,	2,183,400		2,871,600

On October 25, 2005, we announced the approval by our Board of Directors of a program for the repurchase of 3.0 million shares of our common stock (“the October 2005 Program”). The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. Unless terminated earlier by resolution of our Board of Directors, the October 2005 Program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or October 25, 2006.

These share repurchases were more than offset by shares issued under our various stock incentive programs. Under these stock incentive programs, we issued 544,550 shares and 189,188 shares and received proceeds of $4.5 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively. Between May 1999 and March 31, 2006, we have invested approximately $319.0 million to repurchase approximately 25.5 million shares of our common stock under twelve separate authorizations.

In February 2003, we entered into a $50.0 million unsecured revolving credit facility (the “credit facility”) with two banks. The terms of the credit facility required us to maintain a maximum total funded debt and other financial ratios. The credit facility also included covenants that, subject to certain specific exceptions and limitations, among other things, restricted our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. Between June 2003 and July 2005, we and the two banks amended certain provisions of the credit facility including the allowable limit for letters of credit within the total facility and for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Transport Ticketing Authority (“TTA”) contract with the State of Victoria, Australia. One of the banks issued a $32.3 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in connection with our Victoria TTA contract. This credit facility was terminated in connection with our entrance into a new credit facility, described below, in September 2005.

On September 15, 2005, we entered into a five-year revolving credit facility (the “new credit facility”) with a syndicate of banks (the “lenders”) in the amount of $200.0 million, plus an additional amount of up to $50.0 million subject to certain terms and conditions (the “loan amount”). The new credit facility has various nonfinancial and finanical covenants, which include a total leverage ratio, a senior leverage ratio and a quick ratio. The new credit facility replaced our existing $50.0 million unsecured revolving credit facility. Pursuant to the new credit facility, we may borrow funds from the lenders up to the loan amount with a $50.0 million sub limit for letters of credit. During the First Quarter of 2006, we amended the new credit facility to allow for certain foreign currency hedging at the subsidiary level. The annual commitment fee payable quarterly is at an initial rate of 0.20% per annum on the unused amount of revolving credit commitments, subject to adjustment based on a senior leverage ratio as defined in the new credit facility and up to a maximum per annum rate of 0.25%. To the extent there are letters of credit outstanding under the new credit facility, we will pay the administrative agent a letter of credit fee, initially 1.0% annually, subject to adjustment based on the senior leverage ratio as defined in the new credit facility, and up to a maximum per annum rate of 1.5%. In connection with the new credit facility, we paid $1.3 million in related debt issuance costs. As of March 31, 2006, we had no debt outstanding under the new credit facility. However, there are $32.9 million of outstanding letters of credit against the new credit facility, which include the $32.3 million ($45 million AUD) letters of credit issued in July 2005 against our previous credit facility in connection with our Victoria TTA contract.

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

We have agreed to numerous indemnification provisions in connection with the Victoria TTA contract. As the prime contractor for the Victoria TTA contract, Kamco is the beneficiary of corresponding indemnifications obligations by its subcontractors. Subject to a number of exclusions, Kamco’s maximum liability is capped at $72 million ($100 million AUD). Under the Victoria TTA contract, liquidated damages, for which Kamco may be liable, are assessed at $36,000 ($50,000 AUD) per day for each day the specified phase completion is behind schedule, but are limited to $7.2 million ($10 million AUD). The first $3.6 million ($5 million AUD) in liquidated damages is split evenly amongst Kamco and certain subcontractors. The next $3.6 million ($5 million AUD) is apportioned based on responsibility for the delay. In addition, we have a total of $32.3 million ($45 million AUD) letters of credit issued against the new facility as surety bonds to ensure due and proper performance of our obligations under the Victoria TTA contract.

Increase (Decrease) in Cash and Cash Equivalents

Our cash and cash equivalents totaled $61.2 million and $81.0 million at March 31, 2006, and 2005, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

Inflationary increases in costs have not been material in recent years and, to the extent permitted by competitive pressures, are passed on to clients through increased billing rates. Rates charged by us are based on the cost of labor and market conditions within the industry.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk, sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. However, on October 20, 2005, our Board of Directors approved our foreign exchange risk management policy, which allows us to invest in hedging instruments for the purpose of hedging foreign currency risk.

Interest Rate Risk

We invest primarily in U.S. government obligations as well as corporate bonds and tax-exempt municipal bonds. As a result, our primary market risk exposure is that of interest rate risk to our investments, which would affect the carrying value of those investments. During 2004, the United States Federal Reserve Board began increasing benchmark interest rates and at the January 2006 meeting of the Federal Open Market Committee increased rates for the fourteenth time, a total of 350 basis points. A significant increase in interest rates would increase the rate of return on our cash and cash equivalents, but would have a negative impact on the carrying value of our marketable securities. Our interest income would change by approximately $0.7 million for the three months ended March 31, 2006 and March 31, 2005, respectively, for each 100 basis point increase or decrease in interest rates. The fair value of our investment portfolio at March 31, 2006 would decrease by approximately $0.5 million for a 100 basis point increase in rates and increase by approximately $0.6 million for each 100 basis point decrease in rates. The fair value of our investment portfolio at December 31, 2005 would decrease by approximately $1.0 million for a 100 basis point increase in rates and increase by approximately $0.9 million for each 100 basis point decrease in rates.

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

As of March 31, 2006 and December 31, 2005, we held available-for-sale securities that had aggregate gross unrealized losses of approximately $1.1 million and $1.2 million, respectively. In November 2005, the FASB issued Staff Position No. FAS 115-1 (“FSP 115-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF 03-01. We analyze our investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. All such securities have been in a continuous unrealized loss position for less than 12 months, except for the $14.9 million of long-term Marketable securities included in the accompanying unaudited condensed consolidated balance sheet. As of March 31, 2006, we have classified these securities as long-term as they have been in an unrealized loss position for more than 12 months and mature beyond March 31, 2007. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date and we have the ability and intent to hold these investments for a period of time sufficient to allow for the anticipated market recovery.

Foreign Currency Risk

We transact business in the UK, Canada, India, and Australia and as such have exposure associated with movement in foreign currency exchange rates. For the First Quarter ended March 31, 2006, the fluctuation in foreign currency exchange rates negatively impacted operating income by approximately $0.1 million as compared to the same period in 2005. Relative to the foreign currency exposures existing at March 31, 2006, a 10% unfavorable movement would have resulted in an additional $2.1 million reduction of operating income for the First Quarter ended March 31, 2006. Net revenues derived from our foreign operations totaled approximately 4.8% and 6.1% of our total revenues for the First Quarters ended March 31, 2006 and 2005, respectively. We have adopted a policy with respect to the hedging of foreign currency; however, as of March 31, 2006, we had not engaged in any hedging transactions.

Item 4.           Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the specified time periods. Our management, with the participation of our Executive Vice President of Finance and Administration and Chief Financial Officer, who is also our Interim President and Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2006, except as indicated below, there have not been any significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As has been previously reported, we are in the process of implementing a PeopleSoft Enterprise Resource Planning (“ERP”) system for the majority of our processes and operations. During the First Quarter of 2006, we continued to phase in the modules for Time Reporting, Contracts Management, Project Accounting, and Billing. We believe the phased-in approach we are taking reduces the risks associated with making these changes. We believe that internal controls over financial reporting related to these system and process changes were effective as of March 31, 2006. We plan to continue the roll out of these modules in a deliberate phased approach to ensure internal controls over financial reporting remain effective.

Keane, Inc.

Part II.              Other Information

Item 1A.    Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time-to-time.

Our “One Keane” Transformation initiative may not be successfully implemented, which could materially affect our results of operations.   We have recently undertaken the early stages of a multi-faceted internal reorganization, which we call the “One Keane Transformation.” Our goals in implementing the One Keane Transformation include: the replacement of our current regional operations structure with an overlapping structure including regional client relationship organizations, delivery organizations based on business lines (such as applications services and business transformation services) and vertical industry expertise (including financial services and health care) and global shared services for sales and human resources, aimed at lowering cost. We expect that the One Keane Transformation will be an ongoing process over the next 12-24 months and will touch all areas of Keane, requiring significant internal resources, including significant attention from our management. If we are unable to successfully implement the One Keane Transformation, or a successful implementation does not achieve our stated objectives, it could result in loss of employee morale, an inability to lower our delivery costs and compete in the global market, and could materially affect our results of operations.

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

•                                          at certain times, the TTA may terminate the Victoria TTA contract for convenience, subject to certain termination fees and for events of default, subject to Kamco’s right to cure;

•                                          complexities in interpreting and delivering the broad range of functional and technical requirements required under the project contract;

•                                          difficulties in working with multiple parties in defining these functional and technical requirements and achieving acceptance of deliverables;

•              project delays could expose us to liquidating damages;

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

The termination of a contract by a significant client could reduce our revenue and profitability or adversely affect our financial condition.   Our five largest clients, excluding the federal government, accounted for approximately 22.0% of our revenue in the First Quarter ended March 31, 2006, and 18.9% for the three months ended March 31, 2005, although no individual client accounted for more than 6.2% and 6.0%, respectively, of our total revenue for either period. The various agencies of the federal government represent our largest client, accounting for approximately 10.7% of total revenue for the First Quarter ended March 31, 2006 and approximately 9.0% of total revenue for the First Quarter ended March 31, 2005. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty. In addition, contracts with the federal government contain provisions and are subject to laws and regulations that provide the federal government with rights and remedies not typically found in commercial contracts. Among other things, the federal government, as well as other public sector clients, may terminate contracts with short notice, for convenience and may cancel multi-year contracts if funds become unavailable. When contracts are terminated, our revenue may decline and if we are unable to eliminate associated costs in a timely manner, our profitability may decline. In the First Quarter ended March 31, 2006, approximately 19.6% of our revenue was from public sector clients, including U.S. Federal, state, and local governments and agencies. Often government spending programs are dependent upon the budgetary capability to support such programs. Many government budgets have been adversely impacted by the economic slowdown. Most states must operate under a balanced budget. As a result of such budget and deficit considerations, our existing and future revenues and profitability could be adversely affected by reduced government IT spending.

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

We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.   In recent years, we have grown significantly through acquisitions. From January 1, 1999 through March 31, 2006, we completed 17 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $437.2 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

We have recorded a significant amount of goodwill and other intangible assets resulting from our acquisitions. We review our goodwill and identifiable assets for impairment in accordance with SFAS 142 and SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. If the estimated future cash flows of the reporting units related to the underlying assets are not sufficient to support the carrying value of the associated underlying assets, we may be required to record impairment charges related to goodwill and other intangible assets. Any material loss resulting from an impairment charge could have a material adverse effect on our results of operations. As of March 31, 2006, our goodwill totaled $314.8 million, customer lists totaled $38.1 million and other intangibles assets totaled $5.3 million.

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

We conduct business in the UK, Canada, India, and Australia, which exposes us to a number of difficulties inherent in international activities. We have four software development facilities in India. As of March 31, 2006, we had approximately 2,398 technical professionals in the region, including Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

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

We may be prohibited from repurchasing, and may not have the financial resources to repurchase, our Debentures on the date for repurchase at the option of the holder or upon a designated event, as required by the indenture governing our Debentures, which could cause defaults under our senior revolving credit facility and any other indebtedness we may incur in the future.   The Debenture holders have the right to require us to repurchase all or a portion of their Debentures on June 15, 2008. The Debenture holders may also require us to repurchase all or a portion of their Debentures upon a designated event, as defined in the indenture governing the Debentures. If the Debenture holders elect to require us to repurchase their Debentures on any of the above dates or if a designated event were to occur, we may not have enough funds to pay the repurchase price for all tendered Debentures. We are currently prohibited under our senior revolving credit facility from repurchasing any Debentures if a designated event were to occur. We may also be prohibited under any indebtedness we may incur in the future from purchasing any Debentures prior to their stated maturity. In these circumstances, we will be required to repay the entire outstanding principal of, and pay any accrued and unpaid interest on, such indebtedness or to obtain the requisite consents from the holders of any such indebtedness to permit the repurchase of the Debentures. If we are unable to repay all of such indebtedness or are unable to obtain the necessary consents, we will be unable to offer to repurchase the Debentures, which would constitute an event of default under the indenture for the Debentures, which itself could constitute a default under our senior revolving credit facility or under the terms of any future indebtedness that we may incur. In addition, the events that constitute a designated event under the indenture for the Debentures are events of default under our senior revolving credit facility and may also be events of default under other indebtedness that we may incur in the future.

We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures.   Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of March 31, 2006, we had approximately $189.4 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table provides information about purchases by Keane during the three months ended March 31, 2006 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
01/01/06-01/31/06	—	$—	—	2,553,900
02/01/06-02/28/06	370,500	$11.69	370,500	2,183,400
03/01/06-03/31/06	—	$—	—	2,183,400
Total:	370,500	$11.69	370,500	2,183,400

(1)             On October 25, 2005, we announced the approval by our Board of Directors of a program for the repurchase of 3.0 million shares of our common stock. The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. Unless terminated earlier by resolution of our Board of Directors, the October 2005 program will expire upon the earlier of the date we repurchase all shares authorized for repurchase thereunder or October 25, 2006.

Item 5.            Other Information

On May 10, 2006, Brian T. Keane resigned, effective immediately, as President, Chief Executive Officer and a director of Keane.

In connection with Mr. Keane’s resignation, we entered into a Resignation and Consulting Agreement with Mr. Keane, effective May 10, 2006. Pursuant to the agreement, Mr. Keane resigned, and we accepted his resignation as President, Chief Executive Officer and a director and from all other positions including offices, directorships or employment he held with us or any of our affiliates or related entities. Mr. Keane also agreed to withdraw his candidacy for reelection as a director at our Annual Meeting of Shareholders currently scheduled for Thursday, May 18, 2006 and may not permit himself to be considered for election to our board of directors at any time prior to December 31, 2010. As a result of Mr. Keane’s resignation there will be one vacant position on our Board.  The Board may elect to fill this vacancy following the 2006 Annual Meeting.

Pursuant to the Resignation and Consulting Agreement, from June 1, 2006 until December 31, 2007, Mr. Keane has agreed to provide up to a maximum of 150 days of consulting services to us as may be requested by our board of directors.  We will pay Mr. Keane an aggregate of $494,000 for his consulting services, payable in equal monthly installments of $26,000 from June 1, 2006 through December 31, 2007. After January 1, 2007, Mr. Keane may terminate his agreement to provide consulting services upon 30 days written notice to us and we will cease making monthly consulting payments to Mr. Keane upon any such termination.

In addition, pursuant to the Resignation and Consulting Agreement:

•                  We have agreed to provide Mr. Keane with the right to continue to participate in our group medical and dental benefit plans to the extent permitted by and subject to the Consolidated Omnibus Budget Reconciliation Act, or “COBRA”.

•                  We have agreed to pay toward the premium for such coverages the same amount as we pay toward the premiums for our active eligible employees with the same level of coverages.

•                  All of Mr. Keane’s outstanding stock options and restricted stock awards will cease to vest after May 10, 2006, except that 10,000 shares of restricted stock that would otherwise vest on December 16, 2006 will continue to vest.

•                  We agreed to extend the exercise period for Mr. Keane’s vested stock options to December 31, 2006.

•                  Mr. Keane agreed to release us from any claims he may have against us or our affiliates, including claims relating to Mr. Keane’s employment with us and his resignation, provided that the release will not affect any right he may have to seek indemnification under our restated articles of incorporation.

On May 10, 2006, our Board of Directors appointed John J. Leahy, 48, Keane’s Executive Vice President of Finance and Administration and Chief Financial Officer, to serve as our President and Chief Executive Officer on an interim basis effective immediately.  Mr. Leahy joined Keane in August 1999 as Senior Vice President of Finance and Administration and Chief Financial Officer. During 2005, Mr. Leahy was promoted to Executive Vice President of Finance and Administration and Chief Financial Officer. From 1982 to August 1999, Mr. Leahy was employed by PepsiCo, Inc., a multinational consumer products corporation, during which time he held a number of positions, serving most recently as Vice President of Business Planning and Development for Pepsi-Cola International. There was no arrangement or understanding between Mr. Leahy and any other persons pursuant to which Mr. Leahy was appointed interim President and Chief Executive Officer and there are no family relationships or related party transactions between Mr. Leahy and Keane.

We have previously entered into a change in control agreement with Mr. Leahy, dated March 11, 2005. Pursuant to this agreement, in the event Mr. Leahy’s employment is terminated by us without cause or by Mr. Leahy for good reason in connection with a change in control of Keane, Mr. Leahy would receive (i) continued payment of his salary and targeted annual bonus for a period of thirty-six months; (ii) 18 months of continued health, dental and financial planning benefit coverage; (iii) full vesting of outstanding stock options and restricted shares, if any; and (iv) if the payments provided to him exceed the amount that triggers excise tax under Section 4999 of the Tax Code, an increase or “gross-up” of the payments to reflect the impact of this excise tax.

A copy of the press release announcing Mr. Keane’s resignation and Mr. Leahy’s appointment is attached to this report as Exhibit 99.1 and a copy of the Resignation and Consulting Agreement with Mr. Keane is attached to this report as Exhibit 10.2.

Item 6.           Exhibits

Exhibit 10.1—First Amendment to Revolving Credit Facility dated March 21, 2006, by and between the Registrant, and Bank of America and a syndicate of banks

Exhibit 10.2—Resignation and Consulting Agreement, dated May 10, 2006, by and between the Registrant and Brian T. Keane.

Exhibit 31.1—Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

Exhibit 31.2—Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

Exhibit 32.1—Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and Chief Financial Officer.

Exhibit 99.1—Press Release entitled “Keane, Inc. Announces Resignation of President and CEO; Company Forms Office of the President,” issued by the Registrant on May 10, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEANE, INC.
(Registrant)

Date May 10, 2006	/s/ JOHN J. LEAHY

John J. Leahy Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Interim President and Chief Executive Officer

Exhibit Index

Exhibit No.	Description

10.1	First Amendment to Revolving Credit Facility dated March 21, 2006, by and between the Registrant, and Bank of America and a syndicate of banks

10.2	Resignation and Consulting Agreement, dated May 10, 2006, by and between the Registrant and Brian T. Keane.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and Chief Financial Officer.

99.1	Press Release entitled “Keane, Inc. Announces Resignation of President and CEO; Company Forms Office of the President,” issued by the Registrant on May 10, 2006.