Form 10-Q
period 2006-06-30
KEANE, INC.
filed 2006-08-08
CIK 54883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, there were 58,324,879 shares of the registrant’s Common Stock, $.10 par value per share, and no shares of the registrant’s Class B Common Stock, $.10 par value per share, issued and outstanding.

Keane, Inc.

Part I. Financial Information

Item 1. Financial Statements

Keane, Inc.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Revenues	$242,635	$237,818	$486,212	$470,022

Operating expenses
Salaries, wages, and other direct costs	171,510	166,461	344,761	328,654
Selling, general, and administrative expenses	51,606	56,304	107,488	110,476
Amortization of intangible assets	3,855	3,860	7,706	7,930
Restructuring charges, net	1,390	—	2,661	—
Operating income	14,274	11,193	23,596	22,962

Other income (expense)
Interest and dividend income	1,285	1,128	2,485	2,233
Interest expense	(1,672)	(1,406)	(3,068)	(2,822)
Other income (expense), net	284	(174)	(121)	(190)
Minority interest	11	190	(16)	873
Income before income taxes	14,182	10,931	22,876	23,056
Provision for income taxes	4,783	3,888	8,087	8,738
Net income	$9,399	$7,043	$14,789	$14,318

Basic earnings per share	$0.16	$0.11	$0.25	$0.23

Diluted earnings per share	$0.15	$0.11	$0.24	$0.22

Basic weighted average common shares outstanding	57,755	61,675	58,099	61,932
Diluted weighted average common shares and common share equivalents outstanding	66,470	70,492	66,706	70,776

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Dollars in thousands, except per share amounts)
Assets
Current:
Cash and cash equivalents	$74,124	$71,570
Restricted cash	855	1,745
Marketable securities	76,537	95,796
Accounts receivable, net	172,485	160,019
Prepaid expenses and deferred taxes	29,721	16,954
Total current assets	353,722	346,084
Marketable securities, long-term	13,894	—
Property and equipment, net	75,506	77,583
Goodwill	315,797	314,536
Customer lists, net	35,058	41,050
Other intangible assets, net	4,475	6,173
Deferred contract costs related to TTA agreement	21,607	8,550
Other assets, net	13,326	13,318
Total assets	$833,385	$807,294

Liabilities
Current:
Short-term debt	$3	$7
Accounts payable	6,608	11,489
Accrued expenses and other liabilities	52,000	46,529
Accrued restructuring	2,275	2,781
Accrued compensation	36,952	44,835
Deferred revenue	8,757	6,932
Total current liabilities	106,595	112,573
Long-term debt	150,000	150,001
Accrued long-term building costs	38,716	39,004
Accrued long-term restructuring	2,599	2,823
Other long-term liabilities	13,354	16,493
Deferred long-term revenue	23,465	11,155
Deferred income taxes	36,005	30,864
Total liabilities	370,734	362,913
Minority Interest	3,785	3,769

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, par value $.01, authorized 2,000,000 shares, issued none	—	—
Common Stock, par value $.10, authorized 200,000,000 shares, 58,324,879 issued and outstanding at June 30, 2006 and 58,135,289 at December 31, 2005	5,832	5,814
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(7,239)	(12,124)
Retained earnings	460,273	449,349
Unearned compensation	—	(2,427)
Total stockholders’ equity	458,866	440,612
Total liabilities and stockholders’ equity	$833,385	$807,294

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$14,789	$14,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,538	14,200
Deferred income taxes	4,473	5,630
Provision for doubtful accounts	4,592	3,119
Minority interest	16	(873)
(Gain) on sale of property and equipment	(251)	(159)
Loss on sale of investments	113	134
Stock-based compensation	1,504	281
Other charges, net	(525)	(636)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	(17,058)	(15,338)
(Increase) in prepaid expenses and other assets	(26,801)	(4,455)
Increase (decrease) in accounts payable, accrued expenses, deferred revenue, and other liabilities	12,089	(6,922)
Net cash provided by operating activities	8,479	9,299

Cash flows from investing activities:
Purchase of investments	(40,500)	(23,407)
Sale and maturities of investments	46,061	33,185
Purchase of property and equipment	(6,251)	(7,931)
Restricted cash	311	35
Proceeds from the sale of property and equipment	575	773
Payments for current year acquisitions, net of cash acquired	—	(1,270)
Payments for prior years acquisitions, net of cash acquired	(3,333)	(3,122)
Net cash used for investing activities	(3,137)	(1,737)

Cash flows from financing activities:
Principal payments under capital lease obligations	(5)	(161)
Proceeds from issuance of common stock	6,226	2,353
Repurchase of common stock	(9,290)	(17,563)
Net cash used for financing activities	(3,069)	(15,371)

Effect of exchange rate changes on cash	281	(6)
Net increase (decrease) in cash and cash equivalents	2,554	(7,815)
Cash and cash equivalents at beginning of period	71,570	67,488
Cash and cash equivalents at end of period	$74,124	$59,673

Supplemental information:
Income taxes paid	$15,045	$9,725
Interest paid	$1,500	$1,505

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Keane, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Keane, Inc. and our wholly and majority owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other period.

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

Note 2.       Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”) “Share Based Payment.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No 123, (“SFAS 123”) “Accounting for Stock Based Compensation.” However, SFAS 123(R) requires all share-based payments granted to employees that are ultimately expected to vest and do actually vest, including grants of employee stock options, to be recognized in the income statement based on their fair value at the date of grant. Pro forma disclosure is no longer an alternative.

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

As of June 30, 2006, we had several share-based compensation plans that are described below. The adoption of SFAS 123(R) on January 1, 2006 had the following impact on our results of operations for the three and six months ended June 30, 2006: operating profit before tax was lower by approximately $1.0 million and $1.5 million, respectively, net income was lower by approximately $0.6 million and $1.0 million, respectively, basic EPS was lower by approximately $.01 and $.02, respectively, and diluted EPS was lower by $.01 and $.02, respectively. The total income tax benefit recognized in the income statement for share-based compensation agreements for the three and six months ended June 30, 2006 was approximately $0.3 million and $0.5 million.  There was no tax benefit realized from stock options exercised during the three and six months ended June 30, 2006.  We received $1.7 million and $4.4 million from stock option exercises for the three and six months ended June 30, 2006. As of June 30, 2006, we had approximately $4.4 million of unrecognized compensation cost related to stock option awards that we expect to be recognized as expense over a weighted average period of 3.6 years.

Modifications

On May 10, 2006, we entered into a Resignation and Consulting Agreement with Brian T. Keane, our former President and Chief Executive Officer. Pursuant to the Resignation and Consulting Agreement, we modified the terms of certain of Mr. Keane’s stock awards. We extended the exercise period for his vested stock options until December 31, 2006 and provided that 10,000 shares of restricted stock that would otherwise vest on December 16, 2006 would continue to vest despite his resignation.

On June 13, 2006, we entered into a Settlement Agreement with Georgina Fisk, our Vice President of Marketing, Brian T. Keane, our former President and Chief Executive Officer, John Keane, Sr., the Chairman of our Board of Directors, and John Keane, Jr., a member of our Board of Directors (the “Settlement Agreement”). The Settlement Agreement was entered into in connection with the resolution of Ms. Fisk’s previously reported allegations concerning Brian Keane. Pursuant to the Settlement Agreement, we modified the terms of certain of Ms. Fisk’s stock awards. We extended the exercise period for her vested stock options until December 31, 2006 and provided that 2,500 shares of restricted stock that would otherwise vest on December 16, 2006 would continue to vest despite her resignation as of June 30, 2006. As a result of these modifications and the forfeiture of Mr. Keane’s and Ms. Fisk’s remaining unvested restricted stock and stock options, during the Second Quarter of 2006, we recognized $0.3 million of incremental stock-based compensation expense.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to our stock-based employee compensation for the three and six months ended June 30, 2005.

	Three Months ended June 30, 2005	Six months ended June 30, 2005
Net income—as reported (1)	$7,043	$14,318
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	83	166
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,387)	(2,748)

Net income — pro forma	$5,739	$11,736

Earnings per share:
Basic—as reported	$0.11	$0.23
Basic—pro forma	$0.09	$0.19
Diluted—as reported (1)	$0.11	$0.22
Diluted—pro forma (1)	$0.09	$0.18

(1)             See Note 3 “Earnings Per Share Data” for reconciliation of net income as reported to net income used in calculation of diluted earnings per share.

For periods prior to the adoption of SFAS 123(R), we elected to follow Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation” in accounting for our share based payment awards. Under APB 25, since the exercise price of our employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recorded in our financial statements.  However, compensation expense related to restricted stock awards and certain Keane Worldzen stock options was recorded ratably over the restriction and vesting period, respectively, and was included in the selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Prior to the adoption of SFAS 123(R) and during the Fourth Quarter of 2005, we accelerated the vesting of certain stock options in which the exercise price of the awards  exceeded the market price of the stock on the date of modification. As a result of the acceleration, approximately 2.1 million shares subject to options, constituting approximately 47% of the total of unvested options outstanding at that time became immediately exercisable. The acceleration impacted approximately 570 employees. Under APB 25 and FIN 44, no compensation expense was recognized in our financial statements for the acceleration of vesting of these options since the closing price per share of our common stock on the dates of acceleration was greater than the exercise prices of the unvested options that we accelerated. The primary purpose of the accelerated vesting was to enable us to avoid recognizing in our income statement non-cash compensation expense associated with these options in future periods, upon our adoption of SFAS 123(R) on January 1, 2006. Absent the acceleration of the options described above, from and after our adoption of SFAS 123(R), we would have been required to recognize approximately $10.5 million in pre-tax non-cash compensation expense over the remaining vesting terms of the stock options, based on valuation calculations using the Black-Scholes option pricing model.

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

Stock Repurchases

        In October 2005, we announced the approval by our Board of Directors of a program for the repurchase of 3.0 million shares of our common stock (“the October 2005 Program”). The repurchases may be made on the open market or in negotiated transactions, and the timing and amount of shares to be purchased will be determined by our management based on its evaluation of market and economic conditions and other factors. As of June 30, 2006, there were approximately 1.8 million shares that remained available for repurchase under this program.

       Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (“ESPP”) provides for the purchase of 6,550,000 shares of our common stock. Effective January 1, 2006, we modified our ESPP to allow qualifying employees to purchase shares at 95% of the market value of our common stock on the last day of each six-month purchase period. Previously, qualifying employees were able to purchase stock at 85% of the market value of the stock on the offering commencement date or the last day of the purchase period, whichever was lower. Prior to January 1, 2006, our ESPP was non-compensatory as defined in APB 25, and accordingly, we did not recognize compensation expense in our consolidated financial statements. However, our ESPP would have been compensatory under SFAS 123(R) had we not modified its terms. Our modification of the ESPP effective January 1, 2006 reduced the purchase discount to 5% of the market value of our common stock and removed the look-back provision and therefore, the ESPP is non-compensatory under SFAS 123(R).

        On February 13, 2003, our Board of Directors approved a UK ESPP. We allocated 500,000 shares of the total number of shares reserved under our ESPP for issuance under the UK ESPP. Our modification of the ESPP was also effective for the UK ESPP. Consistent with the terms of our ESPP, the options under the UK ESPP are non-compensatory under SFAS 123(R) and accordingly, we have not recognized any stock-based compensation expense associated with our ESPP or UK ESPP during the Second Quarter of 2006 or the six months ended June 30, 2006.

        The fair market value of each stock option is estimated using the Black-Scholes option-pricing model, assuming no expected dividends with the following weighted-average assumptions:

	For the Three Months ended June 30, 2006	For the Three Months ended June 30, 2005	For the Six Months ended June 30, 2006	For the Six Months ended June 30, 2005
Options granted	35,000	58,000	521,000	76,500
Weighted-average exercise price	$13.26	$12.46	$11.75	$12.67
Weighted-average grant date fair value	$3.98	$4.81	$4.84	$5.04
Expected life (in years)	3.30	3.96	4.52	4.04
Expected stock price volatility	33.44%	44.03%	41.62%	44.95%
Risk-free interest rate	4.82%	3.80%	4.30%	3.85%

  We derived our estimate of an expected option life based on a review of our historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. We believe that this historical data is currently the best estimate of the expected term of a new option. We reviewed historical data for groups of employees and determined that the type of award was an indicator of the exercise behavior.  For 2006, the expected option lives range from 3.3 to 5.5 years.

                We derived the estimated stock price volatility based on a review of our actual historic stock prices commensurate with the expected life of the award. For the Second Quarter of 2006, there was only one day where stock options were granted, and they were valued using an estimated volatility of 33.44%. We believe that the historical stock price volatility is an accurate indicator of future stock price performance.

                SFAS 123(R) requires that we estimate forfeitures at the time of grant and that we revise, if necessary, in subsequent periods if actual forfeitures differ from these estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Similar to the analysis for the expected option life, we reviewed historical forfeiture data for groups of employees and determined the appropriate forfeiture rate ranges from 0-23% for the applicable employee group. Therefore, upon adoption of SFAS 123(R) we applied an annual forfeiture rate of 0-23% to all unvested options as of December 31, 2005. We will re-evaluate this analysis quarterly and adjust the forfeiture rate as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

                The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption is used as the risk-free interest rate.

         A summary of stock option activity under all of our plans for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)
Options outstanding at December 31, 2005	4,880,930	$12.04	—	$—

Granted	521,000	$11.75	—	—

Exercised	(483,622)	$9.73	—	—

Forfeited / Expired	(605,287)	$10.98	—	—

Options outstanding at June 30, 2006	4,313,021	$12.40	5.4	$9,474,546

Options exercisable at June 30, 2006	2,956,180	$13.40	4.5	$2,489,561

The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during the six months ended June 30, 2006 and 2005, was approximately $1.8 million and $0.3 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 is based on the difference between the closing price of our common stock on June 30, 2006, which was $12.50, and the exercise price of the applicable option. In calculating the aggregate intrinsic value, we excluded those options whose exercise price was greater than the closing price per share of our common stock as of June 30, 2006. Shares available for future issuance under our stock option plans at June 30, 2006 were 8,841,722.

         Restricted Stock

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2005	190,000	$14.16
Granted	285,000	11.40
Vested	(25,000)	11.09
Forfeited	(37,500)	15.09
Nonvested at June 30, 2006	412,500	$12.17

The majority of our restricted stock awards vest over a five-year period on a graded vesting schedule. We have valued the restricted stock awards based on the closing price of our common stock on the date of grant, less the nominal consideration received. We record compensation cost on a straight-line basis over the share-vesting period. The weighted average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2006 was $11.98 and $11.40, respectively. We recorded expense associated with our restricted stock awards of approximately $0.1 million  and $0.2 million for the three and six months ended June 30, 2006, respectively.   For the three and six months ended June 30, 2005, we recorded expense associated with our restricted stock awards of approximately $0.1 million and $0.2 million, respectively.  As of June 30, 2006, we had approximately $4.7 million of unrecognized compensation cost related to restricted stock awards that we will recognize as expense over a weighted average period of 2.2 years. As of June 30, 2006, we had 25,000 shares of vested restricted stock awards.

Note 3.      Earnings Per Share Data

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income used for basic earnings per share	$9,399	$7,043	$14,789	$14,318
Interest expense associated with convertible debentures, including amortization of debt issuance costs	970	970	1,940	1,940
Related tax effect	(396)	(396)	(792)	(792)
Net income used for diluted earnings per share	$9,973	$7,617	$15,937	$15,466

Weighted average number of common shares outstanding used in calculation of basic earnings per share	57,755	61,675	58,099	61,932
Incremental shares from restricted stock, employee stock purchase plan, and the assumed exercise of dilutive stock options	540	642	432	669
Incremental shares from assumed conversion of convertible debentures	8,175	8,175	8,175	8,175
Weighted average number of common shares and common share equivalents outstanding used in calculation of diluted earnings per share	66,470	70,492	66,706	70,776

Earnings per share
Basic	$0.16	$0.11	$0.25	$0.23
Diluted	$0.15	$0.11	$0.24	$0.22

Anti dilutive common stock equivalents related to stock options	1,517	1,704	1,927	1,703
Anti-dilutive restricted stock	220	145	143	145

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

Total comprehensive income (i.e., net income plus available-for-sale securities valuation adjustments, currency translation adjustments and adjustments related to a foreign defined benefit plan, net of tax) was $12.2 million and $19.7 million for the three and six months ended June 30, 2006, respectively, and was $6.5 million and $13.3 million for the three and six months ended June 30, 2005, respectively.  See Note 6 “Benefit Plans” for a discussion of the minimum pension liability adjustments.

The following table summarizes the components of accumulated other comprehensive loss, net of taxes (dollars in thousands):

As of	June 30, 2006	December 31, 2005
Foreign currency translation adjustments	$2,009	$1,551
Securities valuation adjustment	(602)	(732)
Minimum pension liability adjustment	(8,646)	(12,943)

Accumulated other comprehensive loss	$(7,239)	$(12,124)

Note 5.      Significant Contracts

Victoria TTA Contract

On July 26, 2005, Keane Australia Micropayment Consortium Pty Ltd (“Kamco”), a wholly-owned subsidiary of Keane and the Public Transport Ticketing Body trading as Transport Ticketing Authority (the “TTA”) of the State of Victoria, Australia, entered into a $494.0 million AUD, or approximately $367.0 million (based on the exchange rate on that date of $.74285 AUD per $1.00), contract (the “Victoria TTA contract”) to deliver a public transit ticketing system for the State of Victoria. Keane has established and is leading a consortium of four transit and technology experts to design, build, implement and maintain a micropayment smartcard technology system and related equipment for the TTA. Keane’s consortium includes automatic fare collection specialists ACS Solutions Schweiz AG (a subsidiary of Affiliated Computer Services, Inc.), ERG, and Giesecke & Devrient Australasia (“G&D”).

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

Payments under the Victoria TTA contract during the Build phase are based on the completion of milestones during the Build phase. Payments during the Operate phase are based on the level of service provided and are billed monthly. During the Operate phase the TTA may benchmark rates following the fourth and ninth anniversary dates of the Victoria TTA contract and negotiate adjustments if the rates exceed prevailing market costs for comparable services.

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

Kamco has obligations under the Victoria TTA contract with respect to both project management and performance of subcontractors. There are numerous indemnification provisions within the Victoria TTA contract, some of which are customarily included through the normal course of business. We have agreed to hold TTA harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights, improper disclosures of confidential information, personal injuries or property damages. As the prime contractor for the Victoria TTA contract, in certain cases Kamco is entitled to the benefit of corresponding indemnifications from its subcontractors. We also retain the right to enforce the subcontracts and to seek damages for nonperformance from our subcontractors. Subject to a number of exclusions, Kamco’s maximum liability is capped at $73.2 million ($100 million AUD). Under the Victoria TTA contract, liquidated damages, for which Kamco may be liable, are assessed at $36,587 ($50,000 AUD) per day for each day the specified phase completion is behind schedule, but are limited to $7.3 million ($10 million AUD). The first $3.7 million ($5 million AUD) in liquidated damages is split evenly among Kamco and certain subcontractors. The next $3.7 million ($5 million AUD) is apportioned based on responsibility for the delay.

The Victoria TTA contract also requires that Kamco provide security and performance bonds in the amount of $21.9 million ($30 million AUD) during the two-year Build phase and in the amount of $11.0 million ($15 million AUD) during the twelve-year term. One of the banks associated with our credit facility issued a $32.9 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in fulfillment of the security and performance bonds. Keane has guaranteed performance and payment by Kamco in the event that Kamco is unable to complete the work or meet its payment obligations.

Under EITF No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” in order to account for the deliverables within a contract separately, all delivered items must have standalone value, the vendor must have objective and reliable evidence of fair value of the undelivered item(s) and if the client has a general right of return relative to the delivered item, delivery or performance of the undelivered items is probably and substantially within the vendor’s control. We have concluded that objective evidence of fair value does not exist for all of the elements within the Operate phase. Accordingly, the elements within the Build and Operate phases cannot be separated into multiple units of accounting and therefore, must be accounted for as a single unit of accounting. As a result, we are deferring all revenues and costs directly associated with the delivery of services during the Build phase and we will recognize all revenues and direct costs for the contract over the ten-year period of the Operate phase currently estimated to begin in mid-2007.

The mobilization phase of the project is complete and during the Fourth Quarter of 2005, we received our first milestone payment of $8.5 million USD ($12 million AUD). In June of 2006, we received milestone payments of $13.3 million ($18.1 million AUD) from the TTA for performance to date under the terms of the contract. For the six months ended June 30, 2006 and for the year ended December 31, 2005, we deferred all revenues and costs directly associated with the delivery of products and services and expensed approximately $1.5 million and $3.4 million, respectively in indirect costs. As of June 30, 2006 and December 31, 2005, there was approximately $20.8 million ($28.5 million AUD) and $8.8 million ($12.0 million AUD), respectively of deferred long-term revenue and approximately $21.6 million ($29.5 million AUD) and $8.6 million ($11.7 million AUD), respectively, of deferred costs included in the accompanying unaudited condensed consolidated balance sheets. The deferred long-term revenue consists of cash payments received to date. See Note 12 “Segment Information” for a discussion on the determination of reportable segments.

PacifiCare

On December 20, 2005, UnitedHealth Group Incorporated, an affiliate of United HealthCare Services, Inc. (“United HealthCare”), completed its acquisition of PacifiCare. On January 20, 2006, we entered into a five-year master services agreement with United HealthCare effective January 1, 2006. Simultaneously, we and PacifiCare terminated our Information Technology Services Agreement, dated January 11, 2002, effective January 1, 2006. Our original Information Technology Services Agreement with PacifiCare provided for an outsourcing arrangement with a ten-year term and $500 million in contract value. As a result of the ending of the original agreement with PacifiCare we will receive a $10.1 million payment in two equal installments on July 30, 2006 and July 30, 2007. The first half will be recognized over the 18 month period from January 1, 2006 to June 30, 2007. The second half will be recognized at such time the amount becomes due in management’s judgment. If additional services are procured pursuant to the master services agreement, any remaining portion of the payments will be recognized over the period such services are provided. Under the new master services agreement with United HealthCare we will receive approximately $21 million for a specified level of services provided from January 1, 2006 through June 30, 2007. Revenues from PacifiCare in the Second Quarter and six months ended June 30, 2006, were approximately $0.2 million and $2.0 million lower than revenues from PacifiCare in the same periods in 2005.

Note 6.      Benefit Plans

Pension Plan

Our United Kingdom (“UK”) defined benefit plan (“DBP”) provides pension benefits to employees of our UK subsidiary who were active on August 4, 1999, and not to employees who joined after that date. Benefits under the UK DBP are based on the employees’ compensation and service.  Our policy is to fund amounts required by applicable government regulations.  The measurement date for the UK DBP is December 31.

As a result of the availability of more recent measurements of both the plan assets and obligations under the UK DBP, during the Second Quarter and six months ended June 30, 2006, we recorded a reduction to the required minimum liability under the DBP of approximately $2.6 million and $4.3 million, respectively, through Accumulated other comprehensive loss.  As of June 30, 2006 and December 31, 2005, the unfunded UK pension liability was approximately $12.1 million and $15.3 million, respectively, and is included in Other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  As a result of recent legislation in the UK, we agreed with the trustees of the UK DBP to increase the employer contributions by approximately $0.2 million for 2006, for a total of approximately $0.4 million in employer contributions for 2006 and to increase the employer contributions in the future based on the financial performance of the UK subsidiary. In addition, we will incur a pension levy for approximately $0.3 million per year.

Net periodic pension cost of the UK DBP for the three and six months ended June 30, 2006 and 2005 is presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$15	$15	$29	$30
Interest cost	535	477	1,048	973
Expected return on plan assets	(533)	(439)	(1,045)	(896)
Amortization of prior service cost	—	—	—	—
Amortization of transitional obligation	—	—	—	—
Recognized actuarial loss	146	111	286	227
Net periodic pension cost	$163	$164	$318	$334

Incentive Compensation Plan

During the Second Quarter of 2006, we changed the terms of one of our incentive compensation plans and as a result, we recorded $2.6 million of lower compensation expense in the Second Quarter of 2006, which included a reversal of approximately $0.8 million for a change in estimate of amounts previously accrued,  compared to the First Quarter of 2006. For the Second Quarter and six months ended June 30, 2006, we recorded $0.9 million and $ 0.8 million of lower incentive compensation compared to the same periods in 2005. Previously, this plan was based on annual targets, including annual performance targets. During the Second Quarter of 2006, we changed the plan to be based on quarterly targets.

Note 7.      Business Acquisitions

Cresta Testing, Inc.

        On June 1, 2005, we acquired Cresta Testing, Inc. (“Cresta”), a software testing company that specialized in managed services, test strategy and training, and functional and performance testing. In exchange for all of the outstanding capital stock of Cresta, we paid $0.6 million in cash, of which $60,000 was held back to secure indemnification obligations of the Cresta stockholders. We also agreed to pay up to an additional $0.5 million in earn-out consideration over two years from the acquisition date, contingent upon the achievement of certain future financial targets. The earn-out consideration is also dependent on the employment of a certain Cresta employee; therefore, in accordance with SFAS No. 141 (“SFAS 141”), “Business Combinations”, we will record any additional earn-out consideration as compensation expense. The $60,000 held back was deposited as restricted cash and accrued and included in Accrued expenses and other liabilities in the accompanying consolidated balance sheet. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. The total cost of the acquisition through June 30, 2006 was $0.6 million, which included net assets acquired of approximately $0.4 million. Total assets acquired of $0.7 million consisted primarily of cash of $0.1 million and accounts receivable of $0.6 million. The purchase price allocation was finalized as of December 31, 2005. The operating results of Cresta have been included in our consolidated statement of operations beginning June 2, 2005.

ArcStream Solutions, Inc.

        On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream Solutions, Inc. (“ArcStream”) for a base purchase price of zero ($0.00) dollars, subject to a working capital adjustment, and an additional earn-out consideration based on the performance of the ArcStream business during the remainder of 2005. The earn-out period ended on December 31, 2005 and no earn-out consideration was paid. ArcStream was a business and technology consulting firm based in Watertown, Massachusetts, that specialized in helping organizations compete through the use of advanced technologies and process improvement. As a former stockholder of ArcStream, John Keane, Jr. would have been entitled to a portion of any additional consideration. John Keane, Jr. was the founder, President and Chief Executive Officer of ArcStream. He is also the brother of Brian Keane, our former President and CEO, the son of John Keane, Sr., the Chairman of our Board, and a member of our Board of Directors. In addition, in connection with the transaction, John Keane, Jr., agreed to guarantee certain indemnification obligations of ArcStream and we paid John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. The transaction was approved by both our Audit Committee and our Board of Directors. The operating results of the acquired ArcStream assets have been included in our consolidated statement of operations beginning April 5, 2005.

netNumina Solutions, Inc.

        On February 28, 2005, we acquired netNumina Solutions, Inc. (“netNumina”), a software development company based in Cambridge, Massachusetts that specialized in technology strategy, architecture, and custom development, to enhance our capabilities in Development and Integration services. In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders. As of June 30, 2006, we had paid the $5.1 million not held back and during the First Quarter of 2006, the $0.6 million held back was delivered to the former NetNumina shareholders. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The total cost of the transaction through June 30, 2006 was $4.8 million, which included net assets of approximately $5.2 million. Total assets acquired of $7.8 million consisted primarily of cash of $4.6 million and accounts receivable of $2.3 million. In connection with the purchase price allocation we recorded a $0.5 million fair value adjustment to reduce property and equipment that resulted from an excess book value of the assets acquired over the purchase price and recorded deferred tax assets of $2.0 million. As a result, we have not recorded any goodwill or intangible assets in connection with this acquisition. The valuation and purchase price allocation were finalized as of December 31, 2005. The operating results of netNumina have been included in our consolidated statements of income beginning March 1, 2005.

        At the date of the acquisition of NetNumina, we entered into a plan to reduce the workforce by eight non-billable employees. As a result, we initially recorded a restructuring liability of $1.0 million related to severance, all of which has been paid as of June 30, 2006. In accordance with EITF Issue No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs, which are not associated with the generation of future revenues and have no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Fast Track Holdings Limited

        On July 13, 2004, we acquired Fast Track Holdings Limited (“Fast Track”), a privately held consulting firm based in the United Kingdom that manages the design, integration, and deployment of large-scale SAP implementations. In exchange for all of Fast Track’s outstanding capital stock, we paid approximately $3.4 million in cash, including transaction costs. We also agreed to pay up to an additional approximately $5.0 million in earn-out consideration over the next two years, contingent upon the achievement of certain future financial targets. Based on Fast Track’s financial results through July 31, 2005, the first earn-out totaling approximately $2.0 million was not achieved. Payment for earn-out consideration earned through July 31, 2006, could have been up to approximately $2.9 million, but based on the financial performance through July 2006, the second earn-out was not achieved. The acquisition has been accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The portion of the purchase price related to the intangible assets was finalized and identified utilizing standard valuation procedures and techniques. The total cost of the acquisition through June 30, 2006 was $4.1 million, which included net assets acquired of approximately ($0.2) million, goodwill of approximately $3.1 million and intangible assets of approximately $1.1 million, the majority of which is being amortized on a straight-line basis over two years, and approximates the expected period of benefit. Total assets acquired of $2.1 million consisted primarily of accounts receivable of $1.9 million. The operating results of Fast Track have been included in our consolidated statement of operations beginning July 14, 2004.

        At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction. As a result, we recorded a restructuring liability of $0.3 million related to the lease obligations and certain other costs for those facilities and $0.1 million related to severance and retention, all of which has been paid as of June 30, 2006. In accordance with EITF 95-3, these costs, which are not associated with the generation of future revenues and have no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

Nims Associates, Inc.

        On February 27, 2004, we acquired Nims Associates, Inc. (“Nims”), an information technology and consulting services company with offices in the Midwest and Advanced Development Centers (“ADCs”) in Indianapolis and Dallas, to expand our client base, primarily in the financial and insurance industries. In exchange for all of Nims’ outstanding capital stock, we paid $18.2 million in cash to the shareholders of Nims, with the potential to pay up to an additional $15.0 million in earn-out consideration over the next three years, contingent upon the achievement of certain future financial targets. The acquisition was accounted for under the purchase method in accordance with SFAS 141 and SFAS 142. The additional payments for earn-out consideration will be accounted for as additional purchase price. The first earn-out was achieved as of March 1, 2005 and, as a result, we paid $3.3 million in earn-out consideration in April 2005 and recorded a corresponding increase in Goodwill. Based on the financial performance as of December 31, 2005, the second earn-out of $3.3 million was also achieved and paid in April 2006. As of June 30, 2006, there is $8.3 million in earn-out consideration remaining that could be achieved over the next year. The total cost of the acquisition through June 30, 2006 was $29.5 million, which includes net assets acquired of approximately $5.4 million, goodwill of approximately $17.1 million and intangible assets of $7.0 million. The intangible assets are primarily amortized on a straight-line basis over 10 years, which approximates the expected period of benefit. Total assets acquired of $8.8 million consisted primarily of accounts receivable of $5.6 million. The portion of the purchase price related to the intangible assets was finalized and identified by utilizing standard valuation procedures and techniques.

        At the date of acquisition, we entered into a plan to exit certain activities, to consolidate facilities and to implement a workforce reduction of 22 non-billable employees. As a result, we recorded a restructuring liability of $1.3 million related to the lease obligations and certain other costs for those facilities and $0.3 million related to severance and retention, of which all of the severance was paid and $0.8 million for the lease obligations was paid as of June 30, 2006. In accordance with EITF 95-3, these costs, which were not associated with the generation of future revenues and had no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As of June 30, 2006, the plan has been completed and there is no remaining liability associated with the lease obligation costs.

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

        On April 1, 2005, we increased our equity position in Keane Worldzen pursuant to the purchase option discussed below to approximately 81% with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of existing cash advances to equity. We purchased approximately 36.0 million shares at a cost of approximately $.22 per share. As a result of the additional capital contribution, we continue to consolidate the results of Keane Worldzen, but are also able to consolidate its results for tax purposes beginning April 1, 2005. Upon our additional capital contribution, the minority interest shareholders owned approximately 19% of the issued and outstanding capital stock of Keane Worldzen. In December 2005, the minority shareholders executed their right under the first put option to require us to purchase approximately 5% of their shares for a stated value of $2.8 million as discussed below. As a result, we paid the $2.8 million for an additional 5% ownership interest associated with the first put option and as of June 30, 2006, own approximately 86% of the issued and outstanding capital stock of Keane Worldzen.

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

        Also in connection with the acquisition, the minority shareholders were given the right to require us to purchase certain of their remaining shares at various times (“put options”) subject to the achievement of certain operating and financial milestones related to Keane Worldzen’s business performance. The first put option, the term of which was October 17, 2003 through December 31, 2005, was exercisable based on a stated value for the underlying shares of $2.8 million and was exercised and paid in December 2005. The fair value of this put option, using a Black-Scholes valuation model, was approximately $279,000 at the acquisition date and was recognized as compensation expense in the accompanying consolidated financial statements through December 31, 2005. The other put options are exercisable at fair market value for the underlying shares during the put periods, which are exercisable at certain times during the period January 1, 2008 through March 1, 2010. Because these other put options can only be exercised at the fair value of the underlying shares, no amounts have been recorded as of June 30, 2006 for these put options in our consolidated financial statements.

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

Note 8.      Restructurings

Workforce reductions

We are continuing the implementation of a multi-faceted internal reorganization, which we call the “One Keane Transformation.” Our goals in implementing the One Keane Transformation include: the replacement of our current regional operations structure with an overlapping structure including regional client relationship organizations, delivery organizations based on business lines and vertical industry expertise, and global shared services for sales and human resources, aimed at lowering cost.

During the Second Quarter of 2006 we reduced our workforce at certain locations by 59 employees due to our One Keane Transformation, most of whom had an expected termination date in the Second Quarter of 2006. The employees affected in the reduction were non-billable and billable and we believe were employees whose roles could be reduced based upon the current business needs in their respective locations.  As a result, we recorded approximately $1.4 million for severance costs during the Second Quarter ended June 30, 2006 in the accompanying unaudited condensed consolidated financial statements.   The remaining liability as of June 30, 2006 is $0.3 million, which we expect to pay in the Third Quarter of 2006.

Also in connection with the One Keane Transformation, during the First Quarter of 2006 we reduced our workforce at certain locations by 53 employees most of whom had an expected termination date in the First Quarter of 2006. The employees affected in the reduction were both non-billable and billable and we believe were employees whose roles could be reduced based upon the current business needs in their respective locations. As a result, we recorded approximately $1.3 million for severance costs in the accompanying unaudited condensed consolidated financial statements. Of this amount, approximately $0.5 million related to personnel in the United Kingdom and approximately $0.8 million related to personnel from our locations in the US.  As of June 30, 2006, the remaining liability related to these charges is $0.2 million, which we expect to pay in the Third Quarter of 2006.

In accordance with SFAS No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”, for those employees whose service period was greater than 60 days, the expense is being booked ratably over the service period. Cash expenditures during the six months ended June 30, 2006 related to First Quarter and Second Quarter of 2006 workforce reductions were approximately $2.2 million.

In connection with the netNumina acquisition discussed in Note 7 “Business Acquisitions”, we entered into a plan to reduce the workforce by eight employees, most of whom had an expected termination date in the Second Quarter of 2005. The employees affected in the reduction were non-billable personnel whose responsibilities have been integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of $1.0 million associated with severance and other termination benefits and the plan was complete as of September 30, 2005. In accordance with EITF 95-3, these costs have been reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.   Cash expenditures related to NetNumina severance costs during the six months ended June 30, 2006 and June 30, 2005, were $0.2 million and $0.6 million, respectively. As of June 30, 2006, there was no liability remaining.

In connection with the Fast Track acquisition discussed in Note 7 “Business Acquisitions”, we entered into a plan to reduce the workforce by seven employees, most of whom had a termination date of October 31, 2004. The employees affected in the reduction were non-billable personnel whose responsibilities were integrated into our existing operations to realize the synergies of the two operations. We recorded a liability of approximately $0.1 million associated with severance, retention, and other termination benefits, completed the plan by March 31, 2005, and paid the entire $0.1 million in severance and retention. In accordance with EITF 95-3, these costs were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

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

Branch office closures

                During December 2005, in accordance with SFAS 146, we accrued $0.6 million for a restructuring of one of our real estate locations that we vacated. Also during the Fourth Quarter of 2005, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined we had approximately $0.6 million in excess cost over our current needs. This change in estimate was a result of negotiating early lease terminations, obtaining a subtenant, or lower facility costs. The net impact of these actions did not have an effect on our consolidated statement of income. Cash expenditures for the six months ended June 30, 2006 related to the 2005 property restructuring were $0.3 million. As of June 30, 2006 and December 31, 2005, the remaining reserve balances were $0.3 million and $0.6 million, respectively.

                During December 2004, in accordance with SFAS 146, we accrued $2.3 million for a restructuring of one of our real estate locations that we vacated. Additionally, during the Fourth Quarter of 2004, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined that we had excess costs-accrued of $2.4 million, as a result of negotiating early lease terminations or obtaining a subtenant. The net impact of these actions resulted in a net expense reduction to the restructuring charge of $0.1 million in the Fourth Quarter of 2004 in our consolidated statement of income. Cash expenditures during the six months ended June 30, 2006 and June 30, 2005 related to the 2004 property restructurings totaled approximately $0.2 million and $0.3 million, net of sublease income of approximately $0.1 million and $10,000, respectively.  As of June 30, 2006 and December 31, 2005, the remaining reserve balances were $1.9 million and $2.1 million, respectively.

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

                In connection with the Nims acquisition noted above, we entered into a plan to exit certain activities and to consolidate certain facilities. As a result, we recorded an initial restructuring liability of $1.4 million related to the lease obligation and certain other costs for eight facilities. During the Fourth Quarter of 2004, we revised our original estimate for Nims-related lease obligations and reduced the accrual by $0.1 million. In accordance with EITF 95-3, these costs, which were not associated with the generation of future revenues and had no future economic benefit, were reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Cash expenditures in the for the six months ended June 30, 2006 and June 30, 2005 related to all Nims-related branch office closings totaled approximately $55,000 and $0.1 million, respectively, which is net of approximately $63,000 and $74,000, respectively, of sublease payments received. As of June 30, 2006 and December 31, 2005, the remaining reserve balances were $0.4 million and $0.5 million, respectively.

During December 2003, in accordance with SFAS 146, we accrued $0.9 million for a restructuring of two of our real estate locations from which we no longer were receiving economic benefit. Additionally, during the Fourth Quarter of 2003, we performed an evaluation of our restructuring balances for properties restructured in prior periods and determined as a result of negotiating early lease terminations or obtaining a subtenant had approximately $1.0 million in excess costs accrued. In prior years, in accordance with EITF Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” we performed reviews of our business strategy and concluded that consolidating some of our branch offices was key to our success. Cash expenditures during the six months ended June 30, 2006 and June 30, 2005, for all branch office closings relating to restructuring charges in 2003 and prior years were $0.6 million and  $1.2 million, respectively, which is net of approximately $0.3 million and $0.7 million, respectively, of sublease payments received. As of June 30, 2006 and December 31, 2005, the total remaining reserve balance for branch office closings relating to restructuring in 2003 and prior years was $1.7 million and $2.3 million, respectively.

The activity for the six months ended June 30, 2006 and June 30, 2005 associated with restructuring charges is as follows (in thousands, except per share data):

	January 1, 2005 Balance	Cash Expenditures, Net	Acquisition Related Charges in Fiscal 2005	June 30, 2005 Balance
Branch office closures and other expenditures by year of action
1999	$19	$—	$—	$19
2000	5	—	—	5
2001	559	(113)	—	446
2002	4,278	(895)	—	3,383
2003	234	(140)	—	94
2004	3,491	(821)	—	2,670
2005	—	—	—	—
	8,586	(1,969)	—	6,617
2004 Workforce reduction	91	(84)	—	7
2005 Workforce reduction	—	(559)	985	426

Total Restructuring Balance	$8,677	$(2,612)	$985	$7,050

	January 1, 2006 Balance	Cash Expenditures, Net	Charges in Fiscal 2006	June 30, 2006, Balance
Branch office closures and other expenditures by year of action
2000	$78	$(9)	$—	$69
2001	243	(47)	—	196
2002	1,935	(497)	—	1,438
2003	15	—	—	15
2004	2,588	(220)	—	2,368
2005	581	(257)	—	324
	5,440	(1,030)	—	4,410
2005 Workforce reduction	164	(164)	—	—
2006 Workforce reduction	—	(2,197)	2,661	464

Total Restructuring Balance	$5,604	$(3,391)	$2,661	$4,874

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 54.4989 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $18.349 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (a) during any fiscal quarter commencing after September 30, 2003, and only during such fiscal quarter, if the closing sale price per share of our common stock exceeds 120% of the conversion price (approximately $22.019) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of that period was less that 98% of the product of the closing sale price per share of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions. See Note 3 “Earnings Per Share Data” for further discussion of the Debentures.

Debt issuance costs were approximately $4.4 million and are included in Other assets, net, in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over five years on a straight-line basis. As of June 30, 2006 and December 31, 2005, the unamortized debt issuance costs were approximately $1.7 million and $2.2 million, respectively.

Note 10.      Capital Stock

On October 25, 2005, we announced that our Board of Directors had authorized us to repurchase an additional 3 million shares of our common stock over the next twelve months effective October 20, 2005. Between May 1999 and June 30, 2006, we invested approximately $324.0 million to repurchase approximately 25.9 million shares of our common stock under twelve separate authorizations. The additional paid in capital was reduced to zero as of June 30, 2006 and December 31, 2005, as a result of our cumulative share repurchases. During the six months ended June 30, 2006, we repurchased a total of approximately 726,800 shares of common stock for approximately $9.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion on share repurchases.

During the six months ended June 30, 2006, a total of 631,391 shares of our common stock were exercised or purchased by participants under our stock option plans, ESPP and UK ESPP. In addition, we granted 285,000 shares of restricted stock during the six months ended June 30, 2006.

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

We began occupying the New Facility and making lease payments in March 2003. Based upon our knowledge of lease payments for comparable facilities in the Boston area, we believe that the lease payments under the lease for the New Facility, which will be approximately $3.2 million per year ($33.00 per square foot for the first 75,000 square feet and $35.00 per square foot for the remainder of the premises) for the first six years of the lease term and approximately $3.5 million per year ($36.00 per square foot for the first 75,000 square feet and $40.00 per square foot for the remainder of the premises) for the remainder of the lease term, plus specified percentages of any annual increases in real estate taxes and operating expenses, were, at the time we entered into the lease, as favorable to us as those which could have been obtained from an independent third party. Lease payments to Gateway LLC during the six months ended June 30, 2006 and 2005 were approximately $1.7 million and $1.8 million, respectively.

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

As a result of the vacancy at Ten City Square in December 2002, we reserved the remaining lease payments due to City Square for the remainder of the lease term, resulting in a charge of approximately $3.9 million in the Fourth Quarter of 2002. In February 2006, our lease for Ten City Square expired and the building was sold to a third party. For the six months ended June 30, 2006 and 2005, we paid approximately $0.2 million and $0.6 million, respectively, in lease payments and as of June 30, 2006 had a remaining reserve balance of $0.2 million.

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

We sub-contracted with ArcStream to develop and assist in the implementation of a wireless electronic application at two client sites. In accordance with this transaction, we agreed to pay ArcStream a royalty fee for potential future installations during the seven-year license period. John F. Keane, Jr., a member of our Board of Directors, was Chief Executive Officer, a director, and founder of ArcStream. John F. Keane, Jr. is the son of John F. Keane, Sr., Chairman of our Board of Directors, and the brother of Brian T. Keane, our former President, Chief Executive Officer and director. Effective June 21, 2004, our Audit Committee approved the termination of our agreement with ArcStream and a payment of $150,000 by us to ArcStream in exchange for a release of all parties from any further performance or payment obligations under the original agreement. The termination was for convenience and was not related to ArcStream’s performance under the agreement. On April 4, 2005, we acquired certain assets and assumed specified liabilities of ArcStream for a base purchase price of ($0.00) dollars, subject to a working capital adjustment and additional consideration based on the performance of the ArcStream business during the remainder of 2005. In addition, in connection with the transaction, John Keane, Jr. agreed to guarantee certain indemnification obligations of ArcStream and we paid John Keane, Jr. $21,875 pursuant to a consulting arrangement to assist in the transition of the acquired business. See Note 7 “Business Acquisitions” for a further discussion of the acquisition.

In July 2005, our Audit Committee approved a related party transaction authorizing us to provide services to Citizens Bank, N.A., in connection with the development of an internet application and related support services. As discussed above, Stephen D. Steinour was previously a member of our Board of Directors and as of November 2005 was promoted to President of Citizen’s Financial Group, Inc. an affiliate of Citizens Bank, N.A. Under the terms of this approval, the engagement value is estimated to be approximately $1.6 million. The rates charged under this engagement are comparable to those charged to an independent third party. For the six months ended June 30, 2006, we did not receive any payments under the agreement and had no accounts receivable outstanding.

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

In February 2003, we entered into a $50.0 million unsecured revolving credit facility (the “credit facility”) with two banks. The terms of the credit facility required us to maintain a maximum total funded debt and other financial ratios. The credit facility also included covenants that, subject to certain specific exceptions and limitations, among other things, restricted our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. Between June 2003 and July 2005, we and the two banks amended certain provisions of the credit facility including the allowable limit for letters of credit within the total facility and for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Victoria TTA contract with the State of Victoria, Australia. One of the banks issued $32.9 million ($45 million AUD) letters of credit dated July 14, 2005 against our credit facility in connection with our Victoria TTA contract. This credit facility was terminated in connection with our entrance into a new credit facility, described below, on September 15, 2005.

On September 15, 2005, we entered into a five-year revolving credit facility (the “new credit facility”) with a syndicate of banks (the “lenders”) in the amount of $200.0 million, plus an additional amount of up to $50.0 million subject to certain terms and conditions (the “loan amount”). The new credit facility has various nonfinancial and financial covenants, which include a total leverage ratio, a senior leverage ratio and a quick ratio. The new credit facility replaced our previous  $50.0 million unsecured revolving credit facility. Pursuant to the new credit facility, we may borrow funds from the lenders up to the loan amount with a $50.0 million sub limit for letters of credit. During the First Quarter of 2006, we amended the new credit facility to allow for certain foreign currency hedging at the subsidiary level. The annual commitment fee payable quarterly is at an initial rate of 0.20% per annum on the unused amount of revolving credit commitments, subject to adjustment based on a senior leverage ratio as defined in the new credit facility and up to a maximum per annum rate of 0.25%. To the extent there are letters of credit outstanding under the new credit facility, we will pay the administrative agent a letter of credit fee, initially 1.0% annually, subject to adjustment based on the senior leverage ratio as defined and up to a maximum per annum rate of 1.5%. In connection with the new credit facility, we paid $1.3 million in related debt issuance costs. As of June 30, 2006, there was approximately $122.7 million available for borrowing after considering $33.5 million of outstanding letters of credit and after considering certain financial covenants. These letters of credit include the $32.9 million ($45 million AUD) letter of credit issued in July 2005 against our previous credit facility in connection with our Victoria TTA contract.

During the Third Quarter of 2002, in connection with an acquisition of a business complementary to our own, we initially recorded $3.0 million as deferred revenue related to contingent service credits and issued a $3.0 million non-interest bearing note payable as partial consideration. During the six months ended June 30, 2005, we recognized revenue of approximately $0.6 million in relation to the contingent service credits and reduced each of the related deferred revenue and note by approximately $0.3 million. The note had a one-year term with a one-year extension, which expired on September 25, 2005. As of June 30, 2006 and December 31, 2005, the deferred revenue and note payable balances were each zero. In connection with the Nims acquisition and based on the financial performance related to the first earn-out, we paid $3.3 million in earn-out consideration in April 2005 and recorded a corresponding increase to Goodwill. The second earn-out was achieved as of December 31, 2005. As a result, we accrued the related $3.3 million in earn-out consideration as of December 31, 2005 with a corresponding increase to Goodwill, which was paid in April of 2006. As of June 30, 2006, there is an additional potential $8.3 million in earn-out consideration remaining that could be achieved over the next year.

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

Kamco has obligations under the Victoria TTA contract with respect to both project management and performance of subcontractors. There are numerous indemnification provisions within the Victoria TTA contract, some of which are customarily included through the normal course of business. We have agreed to hold TTA harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights, improper disclosures of confidential information, personal injuries, or property damages. As the prime contractor for the Victoria TTA contract, in certain cases, Kamco is entitled to corresponding indemnifications from its subcontractors. Subject to a number of exclusions, Kamco’s maximum liability is capped at $73.2 million ($100 million AUD). Under the Victoria TTA contract, liquidated damages, for which Kamco may be liable, are assessed at $36,587 ($50,000 AUD) per day for each day the specified phase completion is behind schedule, but are limited to $7.3 million ($10 million AUD). The first $3.7 million ($5 million AUD) in liquidated damages is split evenly amongst Kamco and certain subcontractors. The next $3.7 million ($5 million AUD) is apportioned based on responsibility for the delay. In addition, we have a total of $32.9 million ($45 million AUD) letters of credit issued against the new facility as surety bonds to ensure due and proper performance of our obligations under the Victoria TTA contract.

Settlement

On May 10, 2006, Brian T. Keane resigned, effective immediately, as President, Chief Executive Officer and a director of Keane. In connection with Mr. Keane’s resignation, we entered into a Resignation and Consulting Agreement with Mr. Keane, effective May 10, 2006. Pursuant to the agreement, Mr. Keane resigned, and we accepted his resignation as President, Chief Executive Officer and a director and from all other positions including offices, directorships or employment he held with us or any of our affiliates or related entities. Mr. Keane may not permit himself to be considered for election to our board of directors at any time prior to December 31, 2010.

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

•                    All of Mr. Keane’s outstanding stock options and restricted stock awards ceased to vest after May 10, 2006, except that 10,000 shares of restricted stock that would otherwise vest on December 16, 2006 will continue to vest despite his resignation.

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

On May 10, 2006, our Board of Directors appointed John J. Leahy, Keane’s Executive Vice President of Finance and Administration and Chief Financial Officer, to serve as our President and Chief Executive Officer on an interim basis effective immediately.  In addition, to ensure clear leadership and continuity during this period of transition, the Board formed the Office of the President, consisting of Richard S. Garnick, President, North American Services and Global Business Lines; Russell J. Campanello, Senior Vice President, Human Resources; and John J. Leahy. The Board is conducting a search for a permanent CEO and expects this search to include both internal and external candidates. A special committee of three Directors, chaired by John Fain and including Larry Begley and Maria Cirino, is working closely with the Office of the President to ensure that this transition will not disrupt the Company’s focus on customers, the One Keane transformation initiative, and the creation of shareholder value.

On June 8, 2006, we entered into a Settlement Agreement with Georgina Fisk, the Company’s former Vice President of Marketing, Brian Keane, the former Chief Executive Officer, John Keane, Sr., the Chairman of our Board of Directors, and John Keane, Jr., a member of the our Board of Directors (the “Settlement Agreement”). The Settlement Agreement was entered into connection with the resolution of Ms. Fisk’s previously reported allegations concerning Brian Keane. The Settlement Agreement includes the following terms:

•                     Ms. Fisk’s resignation as our Vice President of Marketing effective June 30, 2006;

•                     Payment by us and/or our insurer to Ms. Fisk of $1,140,000;

•                     The extension of Ms. Fisk’s right to exercise any vested stock options held by her until December 31, 2006;

•                     Agreement by us not to exercise our right to repurchase 2,500 shares of restricted stock held by Ms. Fisk which vest on December 16, 2006 until after December 31, 2006;

•                     Mutual releases between Ms. Fisk and the Company, Brian Keane, John Keane, Sr. and John Keane, Jr.;

•                     Mutual agreements by all parties as to confidentiality and non-disparagement; and

•                     Waiver by us of our right to enforce non-competition provisions of Ms. Fisk’s agreement with us concerning confidential information and our right to enforce non-solicitation provisions of such agreement after January 1, 2007.

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

With the entrance into the Transportation Ticketing Solution market in 2005 as a result of our entering into the Victoria TTA contract, we have determined that the economic characteristics of the services and the distinct client base would require a separate reportable segment. The expertise required for the development and management of the Victoria TTA contract is unique to its delivery. We have evaluated our provision of solutions and services under the Victoria TTA contract under the qualitative and quantitative criteria established by SFAS 131 and have concluded these services represent a new reportable segment, in addition to our existing reportable segment Professional Services. As of and for the six months ended June 30, 2006, we have not recognized any revenues or direct costs for this segment, there was approximately $1.2 million of property, plant and equipment associated with Kamco, and we recognized approximately $1.5 million in indirect expenses for this segment. As a result, we have not provided any additional segment data.

See Note 5 “Significant Contracts” for a discussion of the Victoria TTA contract.

In accordance with the enterprise-wide disclosure requirements of SFAS 131, our geographic information is as follows (dollars in thousands):

Geographic revenues are presented net of intercompany revenues between the geographic locations. We have no single client that provides revenues that equal or exceed 10 percent of our consolidated revenues, except for the various agencies of the Federal Government, which represented an aggregate of approximately 11.0% and 9.5% for the three months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, the various agencies of the Federal government accounted for 10.9% and 9.5% of our consolidated revenues for the six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues
Domestic	$230,640	$222,889	$462,544	$441,022
International
UK	7,234	11,017	14,441	21,431
Other	4,761	3,912	9,227	7,569
Subtotal	11,995	14,929	23,668	29,000
Total	$242,635	$237,818	$486,212	$470,022

	At June 30, 2006	At December 31, 2005
Property & Equipment:
Domestic	$61,160	$63,234
International
UK	194	232
Other	14,152	14,117
Subtotal	14,346	14,349
Total Property & Equipment	$75,506	$77,583

Note 13.      Income Taxes

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

The provision for income taxes represents the amounts we owe for federal, state, and foreign taxes. Our effective tax rate was 33.7% for the Second Quarter ended June 30, 2006 and was 35.4% for the six months ended June 30, 2006. Our effective tax rate was 35.6% for the Second Quarter ended June 30, 2005 and 37.9% the six months ended June 30, 2005. The decrease in our effective tax rate in the Second Quarter and six months ended June 30, 2006 was due to a change in geographic mix of income and the recognition of a foreign deferred tax benefit in the Second Quarter of 2006. The foreign deferred tax benefit relates to the expiration of an India tax holiday and as a result income is now taxable in that jurisdiction. We recorded a net deferred tax benefit as a result of taxable timing differences in that jurisdiction. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.  As a result of owning greater than 80% of the outstanding voting stock of Keane Worldzen, beginning April 1, 2005, we are able to record a tax benefit on the losses associated with Keane Worldzen, thereby reducing our annual effective tax rate. See Note 7 “Business Acquisitions” for further discussion on our ownership in Keane Worldzen.

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

In support of this evolution in market demand, we are migrating Keane’s organizational structure from a geographic network of local branches to an integrated global matrix. We have termed the process for this transformation “One Keane.” In the future we plan to align client relationships and business development activities by geographic region, but business solutions will be designed and delivered by integrated global Business Lines and Vertical Practices. We believe that this new organization better positions Keane to deliver high-value, transformational solutions that bundle vertical expertise, business process and applications services, intellectual property through a technology platform or a proprietary reference architecture, and cost effective global delivery. Moreover we expect it will increase Keane’s flexibility and scalability, eliminate redundancy and excess costs, and improve the career growth opportunities that we offer our employees.

OVERVIEW

Critical Accounting Policies

Stock-Based Compensation

Our adoption of Statement of Financial Accounting Standard No. 123 (revised 2004) “Share Based Payment” (“SFAS 123(R)”) in the First Quarter of 2006 requires that we recognize stock-based compensation expense associated with stock options in our statement of income, rather than disclose it in a pro forma footnote to our consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected volatility — We derived the estimated stock price volatility based on a review of our actual historic stock prices commensurate with the expected life of the award. For stock options granted in the Second Quarter of 2006, the estimated volatility was 33.44%. We believe that the historical stock price volatility is an accurate indicator of future stock price performance.

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

There were no other changes in our Critical Accounting Policies during the six months ended June 30, 2006.

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

Through our global delivery model we can offer clients the flexibility and economic advantage of allocating work among a variety of delivery options. These include onsite at a client’s facility, nearshore in Halifax, Nova Scotia, and Toronto, Ontario, and offshore at one of our four development centers in India. This integrated, flexible mix of cost-effective onsite, nearshore, and offshore delivery is now a component of most of our new Application Services engagements. The distribution of work across multiple locations is typically based on a client’s cost, technology, and risk management requirements.

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

EMPLOYEES

As of June 30, 2006, we had 9,360 total employees, including 8,164 business and technical professionals whose services are billable to clients. This includes a base of 2,904 employees in India, including our Keane Worldzen operations. We sometimes supplement our technical staff by utilizing subcontractors, which as of June 30, 2006, consisted of 487 full-time professionals.

NEW CONTRACT BOOKINGS

New contract bookings for the three months ended June 30, 2006 were $239.0 million, a decrease of $20.1 million, or 7.8%, compared to new contract bookings of $259.2 million for the same period in 2005. For the three months ended June 30, 2006, Outsourcing bookings decreased 37.1% to $82.3 million, Development & Integration bookings increased 13.2% to $45.4 million, and Other services bookings increased 26.1% to $111.3 million compared to the same period in 2005.

New contract bookings for the six months ended June 30, 2006 decreased $44.1 million, or 8.4%, over new contract bookings of $527.3 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, Outsourcing bookings decreased 29.2% to $175.2 million, Development & Integration bookings increased 7.3% to $93.1 million, and Other services bookings increased 11.3% to $214.9 million, compared to the same period in 2005.

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

CONSOLIDATED RESULTS OF OPERATIONS

2006 Compared to 2005

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase (Decrease)
	2006	%	2005	%	$	%	2006	%	2005	%	$	%
Outsourcing	$123,362	51	$119,111	50	$4,251	3.6	$243,706	50	$236,373	50	$7,333	3.1
Development & Integration	39,959	16	42,784	18	(2,825)	(6.6)	80,965	17	84,010	18	(3,045)	(3.6)
Other Services	79,314	33	75,923	32	3,391	4.5	161,541	33	149,639	32	11,902	8.0
Total	$242,635	100	$237,818	100	$4,817	2.0	$486,212	100	$470,022	100	$16,190	3.4

Revenues

Revenues for the Second Quarter ended June 30, 2006 were $242.6 million compared to revenues of $243.6 million for the First Quarter ended March 31, 2006 and compared to revenues of $237.8 million for the Second Quarter ended June 30, 2005. Sequentially, revenues remained relatively unchanged compared to the First Quarter of 2006.   The increase in revenues compared to the Second Quarter of 2005 was mainly due to increased revenues from existing customers as a result of increased client demand and higher market share of Keane consultants. These increases more than offset the decrease in revenues from IBM.  In the Third Quarter ended September 30, 2005, we sold our IBM business to another provider. These lower volumes from IBM and the sale of the contracts resulted in a revenue reduction of approximately $6.6 million and $14.2 million for the Second Quarter and six months ended June 30, 2006, respectively, compared to the same period in 2005. Additionally, effective March 31, 2006, we sold certain components of our Puerto Rico operations. As a result of the divestiture, we expect a $3.1 million reduction in revenue for the remainder of 2006 compared to 2005.

Revenues for the six months ended June 30, 2006 were $486.2 million compared to revenues of $470.0 million for the six  months ended June 30, 2005.   This increase in revenues was mainly due to higher revenues from existing clients resulting from increased client demand and higher market share of Keane consultants and due to having a full six months of revenues from netNumina Solutions, Inc. (“netNumina”), which we acquired on February 28, 2005.   See Note 7 “Business Acquisitions” for a description of this acquired business.  These increases were partially offset by the decrease in revenues from IBM and PacifiCare (as discussed below), in addition to lower revenues from the UK.

We have concluded that objective evidence of fair value does not exist for all of the elements within the Victoria TTA contract. Accordingly, each of the elements cannot be separated into multiple units of accounting and therefore, must be accounted for as a single unit of accounting. As a result, we are deferring all revenues and costs directly associated with the delivery of products and services during two years of development work, referred to as the Build phase, and we will recognize all revenues and direct costs for the contract over the ten-year period of operation and maintenance, referred to as the Operate phase, currently estimated to begin in mid-2007. In 2005 and for the six months ended June 30, 2006, all revenues and direct and incremental costs associated with the delivery of products and services have therefore been deferred. See Note 5 “Significant Contracts” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion on our accounting for the TTA contract.

Outsourcing.   Outsourcing service revenues for the Second Quarter ended June 30, 2006 were $123.4 million, an increase of $3.0 million, or 2.5%, compared to the First Quarter ended March 31, 2006.   The sequential increase was primarily due to increased revenues generated from existing clients from our Application Services.  Outsourcing revenues for the Second Quarter ended June 30, 2006 increased $4.3 million, or 3.6%, from the Second Quarter ended June 30, 2005.  Outsourcing revenues for the six months ended June 30, 2006 increased $7.3 million or 3.1%, over the same period in 2005.  The increase in Outsourcing service revenues for the Second Quarter and six months ended June 30, 2006 was primarily due to increased IT demand  from existing customers, compared to the same periods in 2005.

On December 20, 2005, UnitedHealth Group Incorporated, an affiliate of United HealthCare Services, Inc. (“United HealthCare”), completed its acquisition of PacifiCare. On January 20, 2006, we entered into a five-year master services agreement with United HealthCare effective January 1, 2006. Simultaneously, we and PacifiCare terminated our Information Technology Services Agreement, dated January 11, 2002, effective January 1, 2006. Our original Information Technology Services Agreement with PacifiCare provided for an outsourcing arrangement with a ten-year term and $500 million in contract value. As a result of the ending of the original agreement with PacifiCare we will receive a $10.1 million payment in two equal installments on July 30, 2006 and July 30, 2007. The first half will be recognized over the 18 month period from January 1, 2006 to June 30, 2007. The second half will be recognized at such time as the amount becomes due in management’s judgment. If additional services are procured pursuant to the master services agreement, any remaining portion of the payments will be recognized over the period such services are provided. Under the new master services agreement with United HealthCare we will receive approximately $21 million for a specified level of services provided from January 1, 2006 through June 30, 2007. Revenues from PacifiCare in the three and six months ended June  30, 2006, were approximately $0.2 million and $2.0 million lower than revenues from PacifiCare during the same periods in 2005.

Development & Integration.   Development & Integration service revenues for the Second Quarter ended June 30, 2006 were $40.0 million, a decrease of $1.0 million, or 2.6% compared to the First Quarter ended March 31, 2006.  The sequential decrease was primarily due to lower revenues from a few existing clients in the Second Quarter of 2006.   Development & Integration service revenues decreased $2.8 million, or 6.6% compared to the Second Quarter ended June 30, 2005.     Development & Integration revenues for the six months ended June 30, 2006 decreased $3.0 million, or 3.6%, compared to the same period in 2005.  These decreases in revenues were attributable to the termination of a client and lower revenues from the UK, which were offset in part by increased revenues from existing clients driven by more effective client penetration strategies and increased client demand.

Other Services.   Other Services revenues for the Second Quarter ended June 30, 2006 were $79.3 million, a decrease of $2.9 million, or 3.5%, compared to the First Quarter ended March 31, 2006. This sequential decrease was primarily due to decreased revenues for supplemental staffing placements.   Other Services revenues for the Second Quarter ended June 30, 2006 increased $3.4 million, or 4.5%, and for the six months ended June 30, 2006, increased $11.9 million or 8.0%, over the same periods in 2005.  These increases were primarily due to increases in additional supplemental staffing placements with existing clients, which were partially offset by decreased revenues from IBM.

The following table summarizes certain line items from our unaudited condensed consolidated statements of income (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
Revenues	$242,635	$237,818	$4,817	2.0	$486,212	$470,022	$16,190	3.4
Salaries, wages, and other direct costs	171,510	166,461	5,049	3.0	344,761	328,654	16,107	4.9
Gross margin	$71,125	$71,357	$(232)	(0.3)	$141,451	$141,368	$83	0.1
Gross margin %	29.3%	30.0%			29.1%	30.1%

Salaries, wages, and other direct costs

Salaries, wages, and other direct costs for the Second Quarter ended June 30, 2006 were $171.5 million, an increase of $1.7 million, or 1.0%, compared to the First Quarter ended March 31, 2006.  Salaries, wages, and other direct costs for the Second Quarter ended June 30, 2006 increased $5.0 million, or 3.0%, and for the six months ended June 30, 2006 increased $16.1 million, or 4.9%, over the same periods in 2005. These increases were primarily attributable to the higher costs of client service personnel to support increased service revenues.  Salaries, wages, and other direct costs were 70.7% of total revenues for the Second Quarter ended June 30, 2006, and for the six months ended June 30, 2006 were 70.9% of total revenues, compared to 70.0% and 69.9% of total revenues for the same periods in 2005, respectively.

Total billable employees for all operations were 8,164 as of June 30, 2006, compared to 8,121 as of March 31, 2006 and 7,364 total billable employees as of June 30, 2005. This includes 2,538 billable employees in India, which includes Keane Worldzen, and represents an increase of 154 employees, or 6.5%, over the First Quarter ended March 31, 2006 and an increase of 908 employees, or 55.7%, over the Second Quarter ended June 30, 2005.  In addition to these employees, we occasionally use subcontract personnel to augment our billable staff, which represented 487 full-time professionals as of June 30, 2006. Overall utilization rates for all three periods remained stable as we increased the number of billable employees.

Gross margin

Our management believes gross margin (revenues less salaries, wages, and other direct costs) provides an important measure of our profitability. Gross margin for the Second Quarter ended June 30, 2006 increased $0.8 million sequentially from the First Quarter ended March 31, 2006.   Gross margin for the Second Quarter ended June 30, 2006 decreased $0.2 million, or 0.3%, and for the six months ended June 30, 2006 increased $0.1 million, or 0.1%, over the same periods in 2005.  Gross margin as a percentage of revenues for the Second Quarter ended June 30, 2006 was 29.3% compared to 28.9% for the First Quarter ended March 31, 2006 and 30.0% for the same period in 2005. Gross margin as a percentage of revenues for the six months ended June 30, 2006 was 29.1% compared to 30.1% for the same period in 2005.  The decrease in gross margin as a percentage of revenues during the three months ended June 30, 2006, when compared to the same period in 2005, was primarily due to additional provisions recorded in the Second Quarter of 2006 for amounts deemed uncollectible, which were reflected as reductions to revenue. For the six months ended June 30, 2006, the decrease compared to the same period in 2005 was partially due to the revenue reductions recorded in the Second Quarter of 2006 and a $1.9 million revenue reduction recorded in the First Quarter ended March 31, 2006.  We continue to closely monitor utilization rates and other direct costs in an effort to avoid adverse impacts on our gross margin.

Selling, general, and administrative expenses

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
Selling, general, and administrative expenses (SG&A)	$51,606	$56,304	$(4,698)	(8.3)	$107,488	$110,476	$(2,988)	(2.7)
SG&A as a % of revenue	21.3%	23.7%			22.1%	23.5%

SG&A expenses include salaries for our corporate and administrative employees, sales and marketing expenses, as well as the cost of our administrative facilities, including related depreciation expense. SG&A expenses for the Second Quarter ended June 30, 2006 decreased $4.3 million, or 7.7% compared to the First Quarter ended March 31, 2006. SG&A expenses for the Second Quarter ended June 30, 2006 decreased $4.7 million, or 8.3%, and for the six months ended June 30, 2006 decreased $3.0 million, or 2.7%, over the same periods in 2005. The decreases in SG&A expenses compared to 2005 were due to lower personnel costs, lower incentive compensation and efficiencies created from our One Keane Transformation initiative. During the Second Quarter of 2006, we changed the terms of our incentive compensation plans and as a result, we recorded $2.6 million of lower compensation expense in the Second Quarter of 2006, which included a reversal of approximately $0.8 million for a change in estimate for amounts previously accrued, compared to the First Quarter of 2006. For the Second Quarter and six months ended June 30, 2006, we recorded $0.9 million and $0.8 million of lower incentive compensation compared to the same periods in 2005. These decreases in SG&A expenses offset the $1.3 million of settlement and legal costs, net of insurance proceeds, incurred in the Second Quarter of 2006 related to the allegations against our former CEO and $1.0 million of stock-based compensation.  SG&A expenses for the Second Quarter and six months ended June 30, 2006 were 21.3% and 22.1% of total revenues, respectively, as compared to 23.7% and 23.5% of total revenues, respectively, for the same periods in 2005. The decrease in SG&A expenses as a percentage of revenue for the three and six month ended June 30, 2006 was due to the lower personnel costs and lower incentive compensation, One Keane transformation efficiencies and higher revenues for each period.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R) using the modified prospective application method. We calculate compensation cost on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to determine several assumptions as noted above under “Critical Accounting Policies”.

The adoption of SFAS 123(R) had the following impact on our results of operations for the Second Quarter and six months ended June 30, 2006: operating profit before tax was lower by $1.0 million and $1.5 million, respectively, net income was lower by approximately $0.6 million and $1.0 million respectively, basic earnings per share (“EPS”) was lower by approximately $.01 and $.02, respectively, and diluted EPS was lower by $.01 and $.02, respectively.

On May 10, 2006, we entered into a Resignation and Consulting Agreement with Brian T. Keane, our former President and Chief Executive Officer. Pursuant to the Resignation and Consulting Agreement, we modified the terms of certain of Mr. Keane’s stock awards. We extended the exercise period for his vested stock options until December 31, 2006 and provided that 10,000 shares of restricted stock that would otherwise vest on December 16, 2006 would continue to vest despite his resignation. On June 13, 2006, we entered into a Settlement Agreement with Georgina Fisk, our Vice President of Marketing, Brian T. Keane, our former Chief Executive Officer, John Keane, Sr., the Chairman of our Board of Directors, and John Keane, Jr., a member of our Board of Directors (the “Settlement Agreement”). The Settlement Agreement was entered into in connection with the resolution of Ms. Fisk’s previously reported allegations concerning Brian Keane. Pursuant to the Settlement Agreement, we modified the terms of certain of Ms. Fisk’s stock awards.  We extended the exercise period for her vested stock options until December 31, 2006 and provided that 2,500 shares of restricted stock that would otherwise vest on December 16, 2006 would continue to vest despite her resignation effective June 30, 2006. As a result of these modifications and the forfeiture of Mr. Keane’s and Ms. Fisk’s remaining unvested restricted stock and stock options during the Second Quarter of 2006, we recognized $0.3 million of incremental stock-based compensation expense.

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

Prior to the adoption of SFAS 123(R), during the Fourth Quarter of 2005, we accelerated the vesting of certain stock options in which the exercise price of the award  exceeded the market price of the stock on the date of acceleration. As a result of the acceleration, approximately 2.1 million shares subject to options constituting approximately 47% of the total of unvested options outstanding at that time became immediately exercisable. The acceleration impacted approximately 570 employees. Under APB 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, no compensation expense was recognized in the financial statements for the acceleration of vesting of these options since the closing common stock price per share on the dates of acceleration were greater than the exercise prices of the unvested options accelerated. The primary purpose of the accelerated vesting was to enable us to avoid recognizing in our income statement non-cash compensation expense associated with these options in future periods, upon our adoption of SFAS 123(R) on January 1, 2006. Absent the acceleration of the options described above, from and after our adoption of SFAS 123(R), we would have been required to recognize approximately $10.5 million in pre-tax non-cash compensation expense over the remaining vesting terms of the stock options, based on valuation calculations using the Black-Scholes option pricing model.

As of June 30, 2006, we had approximately $4.4 million of unrecognized compensation cost related to stock option awards that we expect to be recognized as expense over a weighted average period of 3.6 years. As of June 30, 2006, we had approximately $4.7 million of unrecognized compensation cost related to restricted stock awards that we will recognize as expense over a weighted average period of 2.2 years.

See Note 2 “Stock-Based Compensation” in the notes to the accompanying unaudited condensed consolidated financial statements for further information regarding our adoption of SFAS 123(R).

Amortization of intangible assets

Amortization of intangible assets for the Second Quarter ended June 30, 2006 was $3.9 million, which remained relatively unchanged compared to the same period in 2005.  Amortization for the six months ended was $7.7 million, a decrease of $0.2 million or 2.8% over the same period in 2005.  The decrease in amortization of intangible assets was primarily due to certain intangibles becoming fully amortized.

Restructuring charges, net

       During the First Quarter and Second Quarter of 2006, we reduced our workforce at certain locations by 53 and 59 employees, respectively, most of whom had an expected termination date within the quarter of the reduction. The employees affected by the reductions were both non-billable and billable employees whose roles could be reduced based upon the business needs in their respective locations. As a result, we expensed $1.3 million and $1.4 million in the First and Second Quarter of 2006, respectively, in severance costs related to our One Keane Transformation. During the six months ended June 30, 2006, we paid $2.2 million of severance related to these workforce reductions. The remaining liability of $0.5 million is expected to be paid by the end of the Third Quarter of 2006. While we currently do not have a formally approved plan of restructuring, we could incur additional restructuring costs throughout the remainder of 2006 as we continue with our One Keane Transformation.

       The following table summarizes the non-operating items from our condensed consolidated statements of income (dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005		$2006	2005	$
Other income (expense)
Interest and dividend income	$1,285	$1,128	$157	$2,485	$2,233	$252
Interest expense	(1,672)	(1,406)	(266)	(3,068)	(2,822)	(246)
Other income (expense)	284	(174)	458	(121)	(190)	69
Minority interest	11	190	(179)	(16)	873	(889)
Other income (expense), net	$(92)	$(262)	$170	$(720)	$94	$(814)

Interest and dividend income

                Interest and dividend income for the Second Quarter ended June 30, 2006 was $1.3 million and for the six months ended June 30, 2006 was $2.5 million compared to $1.1 million and $2.2 million for the same periods in 2005, respectively. For the Second Quarter and six months ended June 30, 2006, the increases in interest and dividend income were primarily attributable to a change in the holdings of our investment portfolio and higher interest rates compared to the Second Quarter and six months ended June 30, 2005.  To the extent we use our cash and marketable securities to fund acquisitions, our operations, and capital investments, our interest income will decline in future periods.

Interest expense

       Interest expense for the Second Quarter ended June 30, 2006 was $1.7 million and was $3.1 million for the six months ended June 30, 2006, an increase of $0.3 million and $0.2 million, respectively, when compared to the same periods in 2005. Interest expense increased for the three and six months ended June 30, 2006 due to fees related to our line of credit, which we obtained in the Third Quarter of 2005.  We also record interest expense on the accrued building costs associated with our corporate facility as explained in Note 11 “Related Parties, Commitments, and Contingencies” in the notes to the accompanying unaudited condensed consolidated financial statements.

Other (expense) income, net

Other income, net was $0.3 million for the Second Quarter ended June 30, 2006, compared to other expense of $0.2 million for the same period in 2005.  For the six months ended June 30, 2006, other expense was $0.1 million compared to other expense of $0.2 million and for the same period in 2005.  The increase in other income, net and the decrease in other expense, net for the Second Quarter and six months ended June 30, 2006 were primarily due to foreign exchange gains.

Minority Interest

Minority interest income (expense) for the Second Quarter ended June 30, 2006 was income of $11,000 and for the six months ended June 30, 2006 was expense of  $16,000, a decrease of $0.2 million and $0.9 million compared to the same periods in 2005, respectively. The decreases in minority interest income are due to the improved profitability of Keane Worldzen in 2006 compared to 2005. In addition, for the six months ended June 30, 2006, the decrease in minority interest income was due to Keane’s higher ownership percentage in Keane Worldzen effective April 1, 2005. The amount in minority interest income represents the loss attributable to minority shareholders of Keane Worldzen for the period presented.  We completed our acquisition of a controlling interest in Keane Worldzen in the Fourth Quarter of 2003, which resulted in an initial equity position of approximately 62% of the issued and outstanding capital stock of Keane Worldzen and our consolidation of the results of Keane Worldzen. Consistent with the right to increase our ownership position over time, we increased our equity position to approximately 81% in April 2005 with an additional capital contribution of approximately $5.0 million in cash and $3.0 million from the conversion of an outstanding loan to equity. Consistent with the minority shareholders’ rights, the minority shareholders exercised their first put option in December 2005, which required us to purchase approximately 5% of their outstanding shares for $2.8 million. As a result of our additional capital contribution and the minority shareholders’ exercise of the first put option, we own approximately 86% of the outstanding capital stock of Keane Worldzen and the minority interest shareholders own approximately 14% of the issued and outstanding capital stock of Keane Worldzen. We continue to consolidate the results of Keane Worldzen but recognize 86% of the results of operations. The put options are explained in further detail in Note 7 “Business Acquisitions” in the notes to the accompanying condensed consolidated financial statements.

Income taxes

                The following table summarizes the changes in provision for income taxes included in our condensed consolidated statements of income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income before income taxes	$14,182	$10,931	$22,876	$23,056
Provision for income taxes	4,783	3,888	8,087	8,738
Net income	$9,399	$7,043	$14,789	$14,318

Effective Tax Rate	33.7%	35.6%	35.4%	37.9%

The provision for income taxes represents the amounts owed for federal, state, and foreign taxes.  Our effective tax rate was 33.7% for the Second Quarter ended June 30, 2006 and was 35.4% for the first six months of 2006, compared to 35.6% and 37.9% for the same periods in 2005. The decrease in our effective tax rate for the three and six months ended June 30, 2006 was due primarily to the change in geographic mix of income in the Second Quarter of 2006 and the recognition of a foreign deferred tax benefit. The foreign deferred tax benefit relates to the expiration of an India tax holiday and as a result income is now taxable in that jurisdiction.  We recorded a net deferred tax benefit as a result of taxable timing differences in that jurisdiction. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment by our management. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.

Net income

Net income increased to $9.4 million for the Second Quarter ended June 30, 2006 compared to $7.0 million for the Second Quarter ended June 30, 2005 primarily due to a decrease in SG&A expenses, an increase in revenues, and a lower effective tax rate.    Net income increased by $0.5 million for the six months ended June 30, 2006 compared to the same period in 2005 primarily due to a lower effective tax rate.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are evaluating the impact of FIN 48 on our consolidated financial position, results of operations and cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition (in thousands)

Six Months Ended June 30,	2006	2005
Cash Flows Provided By (Used For)
Operating activities	$8,479	$9,299
Investing activities	(3,137)	(1,737)
Financing activities	(3,069)	(15,371)
Effect of exchange rate on cash	281	(6)

Increase (decrease) in Cash and cash equivalents	$2,554	$(7,815)

We have historically financed our operations with cash generated from operations. In addition, in 2003, we raised $150.0 million in proceeds from the issuance of our debentures. We use the net cash generated from these sources to fund capital expenditures, mergers and acquisitions, and stock repurchases. If we were to experience a decrease in revenue as a result of a decrease in demand for our services or a decrease in our ability to collect receivables, we would be required to reduce discretionary spending related to SG&A expenses and adjust our workforce in an effort to maintain profitability. At June 30, 2006, we had $164.6 million in cash and cash equivalents and marketable securities. In addition, on September 15, 2005, we entered into a $200 million five-year credit facility, of which approximately $122.7 million is available for borrowing as of June 30, 2006, after considering $33.5 million of outstanding letters of credit and after considering certain financial covenants.   We intend to continue to use our cash and cash equivalents and marketable securities for general corporate purposes, which may include additional repurchases of our common stock under existing or future share repurchase programs and the funding of future acquisitions and other corporate transactions.

Cash flows provided by operating activities

Net cash provided by operating activities totaled $8.5 million for the six months ended June 30, 2006 compared to net cash provided by operating activities of $9.3 million for the six months ended June 30, 2005.  The decrease in net cash provided by operating activities was driven by slower accounts receivable collection and timing of cash payments, partially offset by the receipt of $13.3 million ($18 million AUD) of milestone payments during the Second Quarter of 2006 related to the Victoria TTA contract. We completed the implementation of the Time Reporting, Contracts Management, Project Accounting, and Billing PeopleSoft modules for our North American Services during the Second Quarter of 2006. As a result, we experienced delays in invoicing our customers. These delays combined with the changes in personnel resulting from the One Keane Transformation resulted in slower collection of our accounts receivable. Days Sales Outstanding (“DSO”), an indicator of the effectiveness of our accounts receivable collections, was 63 days as of June 30, 2006, compared to 58 days as of December 31, 2005 and 54 days as of June 30, 2005. We calculate DSO using the trailing three months total revenue divided by the number of days in the quarter to determine daily revenue.  The average accounts receivable balance for the three-month period is then divided by daily revenue.

Cash flows used for investing activities

Net cash used for investing activities for the six months ended June 30, 2006 was $3.1 million compared to net cash used by investing activities of $1.7 million for the six months ended June 30, 2005.

Marketable Securities: During the six months ended June 30, 2006, we purchased $40.5 million and sold $46.1 million in marketable securities, generating a net source of cash of $5.6 million, compared to purchases of $23.4 million and sales of $33.2 million, which generated a net source of cash of $9.8 million in the first six months of 2005.  The net proceeds from these transactions were used to fund our share repurchases and our operational requirements.

Property and Equipment: We invested $6.3 million in property and equipment for the six months ended June 30, 2006, primarily to purchase software, computers and computer related equipment for our U.S. operations and property and equipment to support our growing operations in Australia and India.  During the six months ended June 30, 2005, we invested $7.9 million into property and equipment and capitalized software costs in connection with the implementation of our PeopleSoft Enterprise Resource Planning applications.  During the Second Quarter ended June 30, 2006, we received proceeds of $0.6 million related to the sale of several condominiums that had been in the past used as an employee benefit.

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

On February 28, 2005, we acquired netNumina. In exchange for all of the outstanding capital stock of netNumina, we agreed to pay $5.7 million, of which $0.6 million was held back to secure indemnification obligations of the netNumina stockholders and acquired $4.6 million in cash.  As of June 30, 2005, we had paid $4.7 million of the $5.1 million not held back based on the NetNumina stock certificates surrendered for cancellation as of that date.  The $0.6 million held back was initially deposited as restricted cash and during the First Quarter of 2006 was delivered to the former NetNumina stockholders.

          On February 27, 2004, we acquired Nims Associates Inc. (“Nims”). We paid $18.2 million in cash, including transaction costs and net of cash acquired, for all of the outstanding capital stock of Nims. The purchase price may increase with the potential to pay up to an additional $15.0 million in earn-out consideration over three years from the acquisition, contingent upon the achievement of certain future financial targets. The first earn-out was achieved as of March 1, 2005 and, as a result, we paid $3.3 million in earn-out consideration in April 2005. Based on Nims’ financial performance as of December 31, 2005, the second earn-out was achieved. As a result, we accrued an additional $3.3 million in earn-out consideration as of December 31, 2005, which we paid in April of 2006. In addition to the first two earn-outs, there is an additional potential $8.3 million in earn-out considerations that, as of June 30, 2006, could be achieved over the next year.

Cash flows used for financing activities

Net cash flows used for financing activities was $3.1 million for the six months ended June 30, 2006, compared to net cash used for financing activities of $15.4 million for the six months ended June 30, 2005.   Net cash flows used for financing activities for both 2006 and 2005 were primarily for the repurchase of our common stock, and were partially offset by proceeds received from the issuance of stock associated with our employee stock purchase and stock option plans.  The following is a summary of our repurchase activity for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005
	Shares	Amount	Shares	Amount

Prior year authorizations at January 1,	2,553,990		2,871,600
Authorizations	—		3,000,000
Repurchases paid	(726,800)	$9,290	(1,352,500)	$17,563
Repurchases accrued	—		(107,500)	$1,477
Expirations	—		(1,763,900)
Shares remaining as of June 30,	1,827,100		2,647,000

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

These share repurchases more than offset the shares issued under our various stock incentive programs. Under these stock incentive programs, we issued 916,391 shares and 223,804 shares and received proceeds of $6.2 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively. Between May 1999 and June 30, 2006, we have invested approximately $324.0 million to repurchase approximately 25.9 million shares of our common stock under twelve separate authorizations.

In February 2003, we entered into a $50.0 million unsecured revolving credit facility (the “credit facility”) with two banks. The terms of the credit facility required us to maintain a maximum total funded debt and other financial ratios. The credit facility also included covenants that, subject to certain specific exceptions and limitations, among other things, restricted our ability to incur additional debt, make certain acquisitions or disposition of assets, create liens, and pay dividends. Between June 2003 and July 2005, we and the two banks amended certain provisions of the credit facility including the allowable limit for letters of credit within the total facility and for the purposes of issuing a letter of credit to satisfy bank guarantees with respect to the Transport Ticketing Authority (“TTA”) contract with the State of Victoria, Australia. One of the banks issued a $32.9 million ($45 million AUD) letter of credit dated July 14, 2005 against our credit facility in connection with our Victoria TTA contract. This credit facility was terminated in connection with our entrance into a new credit facility, described below, in September 2005.

On September 15, 2005, we entered into a five-year revolving credit facility (the “new credit facility”) with a syndicate of banks (the “lenders”) in the amount of $200.0 million, plus an additional amount of up to $50.0 million subject to certain terms and conditions (the “loan amount”). The new credit facility has various nonfinancial and financial covenants, which include a total leverage ratio, a senior leverage ratio and a quick ratio. The new credit facility replaced our previous $50.0 million unsecured revolving credit facility. Pursuant to the new credit facility, we may borrow funds from the lenders up to the loan amount with a $50.0 million sub limit for letters of credit. During the First Quarter of 2006, we amended the new credit facility to allow for certain foreign currency hedging at the subsidiary level. The annual commitment fee payable quarterly is at an initial rate of 0.20% per annum on the unused amount of revolving credit commitments, subject to adjustment based on a senior leverage ratio as defined in the new credit facility and up to a maximum per annum rate of 0.25%. To the extent there are letters of credit outstanding under the new credit facility, we will pay the administrative agent a letter of credit fee, initially 1.0% annually, subject to adjustment based on the senior leverage ratio as defined in the new credit facility, and up to a maximum per annum rate of 1.5%. In connection with the new credit facility, we paid $1.3 million in related debt issuance costs. As of June 30,

2006, we had no debt outstanding under the new credit facility. However, there are $33.5 million of outstanding letters of credit against the new credit facility, which include the $32.9 million ($45 million AUD) letters of credit issued in July 2005 against our previous credit facility in connection with our Victoria TTA contract.

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

We have agreed to numerous indemnification provisions in connection with the Victoria TTA contract. As the prime contractor for the Victoria TTA contract, Kamco is the beneficiary of corresponding indemnifications obligations by its subcontractors. Subject to a number of exclusions, Kamco’s maximum liability is capped at $73.2 million ($100 million AUD). Under the Victoria TTA contract, liquidated damages, for which Kamco may be liable, are assessed at $36,587 ($50,000 AUD) per day for each day the specified phase completion is behind schedule, but are limited to $7.3 million ($10 million AUD). The first $3.7 million ($5 million AUD) in liquidated damages is split evenly amongst Kamco and certain subcontractors. The next $3.7 million ($5 million AUD) is apportioned based on responsibility for the delay. In addition, we have a total of $32.9 million ($45 million AUD) letters of credit issued against the new facility as surety bonds to ensure due and proper performance of our obligations under the Victoria TTA contract.

Increase (Decrease) in Cash and Cash Equivalents

Our cash and cash equivalents totaled $74.1 million and $59.7 million at June 30, 2006, and 2005, respectively.

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

Interest Rate Risk

We invest primarily in U.S. government obligations as well as corporate bonds and tax-exempt municipal bonds. As a result, our primary market risk exposure is that of interest rate risk to our investments, which would affect the carrying value of those investments. During 2004, the United States Federal Reserve Board began increasing benchmark interest rates and at the June 2006 meeting of the Federal Open Market Committee increased rates for the seventeenth time, a total of 425 basis points. A significant increase in interest rates would increase the rate of return on our cash and cash equivalents, but would have a negative impact on the carrying value of our marketable securities. Our interest income would change by approximately $0.7 million for the six months ended June 30, 2006 and 2005, respectively, for each 100 basis point increase or decrease in interest rates. The fair value of our investment portfolio at June 30, 2006 would decrease by approximately $0.6 million for a 100 basis point increase or decrease in rates, compared to a change of $1.4 million for an increase or decrease of 100 basis points at June 30, 2005. The fair value of our investment portfolio at December 31, 2005 would decrease by approximately $1.0 million for a 100 basis point increase in rates and increase by approximately $0.9 million for each 100 basis point decrease in rates.

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

As of June 30, 2006 we held available-for-sale securities that had aggregate gross unrealized losses of approximately $1.0 million, which represents a decrease of approximately $0.2 million and $0.1 million from December 31, 2005 and June 30, 2005, respectively. In November 2005, the FASB issued Staff Position No. FAS 115-1 (“FSP 115-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF 03-01. We analyze our investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. All such securities have been in a continuous unrealized loss position for less than 12 months, except for the $13.9 million of long-term Marketable securities included in the accompanying unaudited condensed consolidated balance sheet. As of June 30, 2006, we have classified these securities as long-term as they have been in an unrealized loss position for more than 12 months and mature beyond June 30, 2007. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date and we have the ability and intent to hold these investments for a period of time sufficient to allow for the anticipated market recovery.

Foreign Currency Risk

We transact business in the UK, Canada, India, and Australia and as a result have exposure associated with movement in foreign currency exchange rates. For the three and six months ended June 30, 2006, the fluctuation in foreign currency exchange rates negatively impacted operating income by approximately $0.4 million and $0.5 million, respectively, as compared to the same periods in 2005. Relative to the foreign currency exposures existing at June 30, 2006, a 10% unfavorable movement would have resulted in an additional $2.2 million and $4.3 million reduction of operating income for the three and six months ended June 30, 2006. Net revenues derived from our foreign operations totaled approximately 5% of our total revenues for the three and six months ended June 30, 2006, respectively, and totaled approximately 6% for both the three and six months ended June 30, 2005, respectively. We have adopted a policy allowing and governing the hedging of foreign currency; however, as of June 30, 2006, we had not engaged in any hedging transactions.

Item 4.           Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the specified time periods. Our management, with the participation of our Executive Vice President of Finance and Administration and Chief Financial Officer, who is also our Interim President and Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, our Interim President and Chief Executive Officer, Executive Vice President of Finance and Administration and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Interim President and Chief Executive Officer and our Executive Vice President of Finance and Administration and Chief Financial Officer by others within these entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2006, except as indicated below, there have not been any significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As has been previously reported, we are in the process of implementing a PeopleSoft Enterprise Resource Planning (“ERP”) system for the majority of our processes and operations. During the Second Quarter of 2006, we essentially completed the phase in of the  Time Reporting, Contracts Management, Project Accounting, and Billing modules for our North American Services. We believe the phased-in approach we are taking reduces the risks associated with making these changes. We believe that internal controls over financial reporting related to these system and process changes were effective as of June 30, 2006. We plan to continue the roll out of these modules in a deliberate phased approach to ensure internal controls over financial reporting remain effective.

Keane, Inc.

Part II.     Other Information

Item 1A.    Risk Factors

                The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time-to-time.

Our “One Keane” Transformation initiative may not be successfully implemented, which could materially affect our results of operations.    We have recently undertaken the early stages of a multi-faceted internal reorganization, which we call the “One Keane Transformation.” Our goals in implementing the One Keane Transformation include: the replacement of our current regional operations structure with an overlapping structure including regional client relationship organizations, delivery organizations based on business lines (such as applications services and business transformation services) and vertical industry expertise (including financial services and health care) and global shared services for sales and human resources, aimed at lowering cost. We expect that the One Keane Transformation will be an ongoing process over the next 6-12 months and will touch all areas of Keane, requiring significant internal resources, including significant attention from our management. If we are unable to successfully implement the One Keane Transformation, or a successful implementation does not achieve our stated objectives, it could result in loss of employee morale, an inability to lower our delivery costs and compete in the global market, and could materially affect our results of operations.

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

•                                               at certain times, the TTA may terminate the Victoria TTA contract for convenience, subject to certain termination fees and for events of default, subject to our wholly-owned subsidiary Kamco’s right to cure;

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

We continue to position ourselves to achieve increasing percentages of revenues and growth through outsourcing. If we are successful in obtaining new outsourcing contracts, we may experience increased pressure on our overall margins during the early stages of these contracts.   This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients contracting for customized outsourcing solutions. If we were to receive a higher concentration of our revenues from a smaller number of clients, our revenues could decrease significantly if one or more of these clients decreased their spending. Outsourcing contracts are generally long-term contracts that require additional staffing in the initial phases of the contract period, which often results in lower gross margins at the beginning of these contracts.

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

The termination of a contract by a significant client could reduce our revenue and profitability or adversely affect our financial condition.   Our five largest clients, excluding the federal government, accounted for approximately 25.1% and 23.6% of our revenue for the three and six months ended June 30, 2006, respectively, although no individual client accounted for more than 7.2% and 6.7%, respectively, of our total revenue for either period. The various agencies of the federal government represent our largest client, accounting for approximately 11.0% and 10.9% of total revenue for the three and six months ended June 30, 2006, respectively.  We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty. In addition, contracts with the federal government contain provisions and are subject to laws and regulations that provide the federal government with rights and remedies not typically found in commercial contracts. Among other things, the federal government, as well as other public sector clients, may terminate contracts with short notice, for convenience and may cancel multi-year contracts if funds become unavailable. The TTA also has the ability to terminate its contract with us for convenience, subject to the payment of termination fees.  If contracts are terminated, our revenue may decline and if we are unable to eliminate associated costs in a timely manner, our profitability would decline. In the three and six months ended June 30, 2006, approximately 19.6% of our revenue was from public sector clients, including U.S. Federal, state, and local governments and agencies. Often government spending programs depend upon the budgetary capability to support such programs.  Most states must operate under a balanced budget. As a result of such budget and deficit considerations, our existing and future revenues and profitability could be adversely affected by reduced government IT spending.

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

We have pursued, and intend to continue to pursue, strategic acquisitions. Failure to successfully integrate acquired businesses or assets may adversely affect our financial performance.   In recent years, we have grown significantly through acquisitions. From January 1, 1999 through June 30, 2006, we completed 17 acquisitions. The aggregate merger and consideration costs of these acquisitions totaled approximately $437.2 million. Our future growth may be based in part on selected acquisitions. At any given time, we may be in various stages of considering acquisition opportunities. We may not be able to find and identify desirable acquisition targets or be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, we may not be able to complete any future acquisition.

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

We have recorded a significant amount of goodwill and other intangible assets resulting from our acquisitions. We review our goodwill and identifiable assets for impairment in accordance with SFAS 142 and SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. If the estimated future cash flows of the reporting units related to the underlying assets are not sufficient to support the carrying value of the associated underlying assets, we may be required to record impairment charges related to goodwill and other intangible assets. Any material loss resulting from an impairment charge could have a material adverse effect on our results of operations. As of June 30, 2006, our goodwill totaled $315.8 million, customer lists totaled $35.1 million and other intangible assets totaled $4.5 million.

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

We conduct business in the UK, Canada, India, and Australia, which exposes us to a number of difficulties inherent in international activities.  We have four software development facilities in India. As of June 30, 2006, we had approximately 2,545 technical professionals in the India, including those at Keane Worldzen. India is currently experiencing conflicts with Pakistan over the disputed territory of Kashmir as well as clashes between different religious groups within the country. These conflicts, in addition to other unpredictable developments in the political, economic, and social conditions in India, could eliminate or reduce the availability of these development and professional services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives important to our strategy to add offshore delivery capabilities to the services we provide would be hindered, and our business could be harmed.

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

Our operations in the UK, Canada, India and Australia are subject to currency exchange rate fluctuations, foreign exchange restrictions, changes in taxation, and other difficulties in managing operations internationally and overseas. We may not be successful in managing our international operations. In addition, there has been political discussion and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. There is proposed federal and state legislation currently pending related to this issue. It is too early to determine whether or in what form this legislation will be adopted; however, future legislation, if enacted, could have an adverse effect on our business, results of operations and financial condition.

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

We incurred indebtedness when we sold our Debentures. We may incur additional indebtedness in the future. The indebtedness created by the sale of our Debentures, and any future indebtedness, could adversely affect our business and our ability to make full payment on the Debentures.   Our aggregate level of indebtedness increased in connection with the sale of our Debentures. As of June 30, 2006, we had approximately $189.3 million of outstanding indebtedness and had the ability to incur additional debt under our revolving credit facility. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Any increase in our leverage could have significant negative consequences, including:

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table provides information about purchases by Keane during the six months ended June 30, 2006 of equity securities that are registered by Keane pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/06-04/30/06	—	$—	—	2,183,400
05/01/06-05/31/06	366,661	$13.91	356,300	1,827,100
06/01/06-06/30/06	—	$—	—	—
Total:	366,661	$13.91	356,300	1,827,100

(1)             Includes the repurchase by the Company of 10,361 shares to cover the minimum statutory tax liability related to the vesting of restricted stock awards held by an executive of the Company. This repurchase was not pursuant to a publicly announced program.

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

Item 4.      Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at our 2006 Annual Meeting of Stockholders held on May 18, 2006 (the “Annual Meeting”):  (1) to elect two Class I directors for the ensuing three years and (2) to ratify and approve the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current year. The number of shares of common stock outstanding and eligible to vote as of the record date of March 27, 2006 was 58,284,326.  Each of these matters was approved by the requisite vote of our stockholders. Set forth below is the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to the respective matter, including a separate tabulation with respect to each nominee for director.

Proposal 1: electing three Class I directors for the ensuing three years

Nominees	For	Withheld
Lawrence P. Begley	51,582,117	2,878,666
Philip J. Harkins	49,097,571	5,373,213

The Proxy Statement for the Annual Meeting also included the nomination of Brian Keane to serve as a Class I director. However, in connection with his resignation as our President and Chief Executive Officer and a member of our Board of Directors, Mr. Keane agreed not to stand for reelection at the Annual Meeting.

The other members of the Keane Board of Directors whose terms of office continued after the Annual Meeting were, Maria A. Cirino, John H. Fain, John F. Keane, John F. Keane Jr., John F. Rockart and James D. White.

Proposal 2: ratifying and approving the selection of Ernst & Young LLP as Keane’s independent registered public accounting firm for the current year

For	Against	Abstain
53,527,167	896,888	36,729

Item 6.    Exhibits

10.1

Settlement Agreement by and between Ms. Georgina Fisk, Keane, Inc., Mr. John Keane, Sr., Mr. John Keane, Jr. and Mr. Brian Keane, dated June 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 8, 2006, filed on June 13, 2006).

10.2

Retention Agreement by and between Keane, Inc. and Russell J. Campanello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 23, 2006, filed on June 23, 2006).

10.3

Retention Agreement by and between Keane, Inc. and Richard S. Garnick (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated June 23, 2006, filed on June 23, 2006).

10.4

Retention Agreement by and between Keane, Inc. and John J. Leahy (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated June 23, 2006, filed on June 23, 2006).

10.5

Retention Agreement by and between Keane, Inc. and Laurence D. Shaw (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated June 23, 2006, filed on June 23, 2006).

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

KEANE, INC.
(Registrant)

Date August 8, 2006	/s/ JOHN J. LEAHY

John J. Leahy Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer) and Interim President and Chief Executive Officer

Exhibit Index

Exhibit No.	Description
10.1

Settlement Agreement by and between Ms. Georgina Fisk, Keane, Inc., Mr. John Keane, Sr., Mr. John Keane, Jr. and Mr. Brian Keane, dated June 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 8, 2006, filed on June 13, 2006).

10.2

Retention Agreement by and between Keane, Inc. and Russell J. Campanello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 23, 2006, filed on June 23, 2006).

10.3

Retention Agreement by and between Keane, Inc. and Richard S. Garnick (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated June 23, 2006, filed on June 23, 2006).

10.4

Retention Agreement by and between Keane, Inc. and John J. Leahy (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated June 23, 2006, filed on June 23, 2006).

10.5

Retention Agreement by and between Keane, Inc. and Laurence D. Shaw (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated June 23, 2006, filed on June 23, 2006).

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and Chief Financial Officer.